Form 10-K
period 2019-02-02
DESTINATION XL GROUP, INC.
filed 2019-03-22
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019 (Fiscal 2018)	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

As of August 3, 2018, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $71.2 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 49,522,233 shares of Common Stock, $0.01 par value, outstanding as of March 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 2, 2019

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding the impact of strategic initiatives on our future growth and profitability; expected annualized savings from our 2018 restructuring; store counts, comparable sales growth and free cash flow expectations for fiscal 2019; and objective of achieving 10% EBITDA margin over time. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to the execution of our corporate strategy and ability to grow our market share, and those risks and uncertainties set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

Item 1. Business

Destination XL Group, Inc., together with its subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail locations in the United States, London, England and Toronto, Canada. We operate under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL outlets, Casual Male XL®, Casual Male XL outlets and Rochester Clothing. We currently operate 216 DXL retail stores, 15 DXL outlet stores, 66 Casual Male XL retail stores, 30 Casual Male XL outlet stores and 5 Rochester Clothing stores and a direct business at www.dxl.com. In fiscal 2018, we launched a wholesale business unit focused on product development and distribution relationships with key retailers offering both private label and co-branded men’s big & tall apparel lines. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017 as “fiscal 2018”, “fiscal 2017” and “fiscal 2016,” respectively. Fiscal 2017 was a 53-week year and fiscal 2018 and fiscal 2016 were 52-week years.

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

Through fiscal 2010, we primarily operated Casual Male XL retail stores, Casual Male XL outlet stores and Rochester Clothing stores, along with the associated websites and catalogs. We catered to all customers through these three store formats, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores). During that year, we tested a new store concept, Destination XL (“DXL”). The DXL store concept merged all of our existing brands under one roof, offering our customers an extensive assortment of products and an increased presence of name brands, without having to shop multiple stores. In addition to offering our customers a wide assortment, we also wanted to provide them with a unique shopping experience. We are focused on providing outstanding customer service through our DXL stores, with everything from larger fitting rooms to professional, trained associates providing both personal attention and on-site tailoring. With the initial success of this store format, we then made a similar change to our e-commerce business in fiscal 2011 when we launched our DestinationXL.com website (now dxl.com).

OUR BUSINESS

We operate as an omni-channel retailer of big & tall men’s apparel.  Through our multiple brands, which include both branded apparel and private-label, we aim to provide a premium, personalized shopping experience, whether in-store or online, with a broad range of merchandise at varying price points, catering from the value-oriented customer to the luxury-oriented customer. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

Our DXL retail stores and e-commerce site, dxl.com, cater to all income demographics and offer our customers merchandise to fit a variety of lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. In addition, a complete offering of shoes in sizes 10W to 18W is available at dxl.com.  Our Casual Male XL stores primarily carry moderate-priced branded and private label casual sportswear and dresswear, while our Rochester Clothing stores carry fine quality, designer and branded menswear. We also operate Casual Male XL outlets and DXL outlets for our value-oriented customer. Through online marketplaces, we are able to extend our reach, by providing a select offering of our merchandise to new customers who may not be current DXL customers.  In addition to our retail channels, in fiscal 2018, we also launched a wholesale channel of our business, working with key retailers.

What is so unique about our business is managing the number of sizes offered to our customers to ensure proper fit and optimizing our in-stock position throughout each season. Our best-selling pant has 49 size combinations as compared to an average retailer who may only have 15 different size combinations.  We maintain a consolidated inventory across all channels that enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

BUSINESS STRATEGY

As we head into fiscal 2019, our business strategy is a continuation of the objectives that we identified at the start of fiscal 2018: customer acquisition, customer retention and customer re-activation leading to top line growth (while managing margins) and increased market share.  We are currently working on several key initiatives and strategies that we believe will drive this growth, while at the same time continually looking at opportunities where we can further improve the efficiency and productivity of our business.

Grow top-line sales and market share. This growth will be driven by new marketing initiatives, new merchandise initiatives, store innovation and continued branding of our DXL name:

•

Customer segmentation. A significant accomplishment in fiscal 2018 was the completion of our customer segmentation study.  We identified a segment, which we are calling the “Fit and Style” customer which we believe makes up a significant portion of the big & tall market, and represents a high-value customer target market.  We will be using this consumer data to drive our marketing and merchandising decisions.

•

New marketing approach. Our marketing is pivoting to a more targeted, personalized, data-driven model with updated creative and new models.  We aim to use our marketing dollars more efficiently, specifically targeting our customer segments with a combination of digital advertising, radio, catalogs, loyalty program and, to a lesser extent, television.

•

New merchandising initiatives. Our new merchandising strategies are catering to our “Fit & Style” customer, with everyday basics now complemented with a growing percentage of “fashion” styles.  Our assortments now consist of over 100 national brands and 9 private-label brands.  In fiscal 2018, we added The North Face and Vineyard Vines to our list of national brands.

•

Customer experience innovation.  We are very proud of our in-store customer experience.  In fiscal 2019, our key objective is to provide our store associates with better tools to enhance the customer experience even further.  We have launched a clienteling program, which allows our associates to “look into a guest’s closet” and see past purchases. Our in-store “Save-the-Sale” program provides our store associates the ability to access our full merchandise assortment online and add items to the sale in a complete, single seamless transaction.

•

Rebranding of Casual Male XL stores to the DXL store format. In fiscal 2018, we re-branded three Casual Male stores to the DXL format.  We have determined that the results and return on investment is sufficient to expand this test to a broader store base.  We believe this approach will enable us to convert the majority of the remaining Casual Male XL stores to the DXL format, in cases where relocating to a full DXL store is not feasible.  By converting our Casual Male XL stores, we can leverage the brand awareness and marketing investment in DXL. In fiscal 2019, we are planning to convert 12 Casual Males XL retail stores and 1 Casual Male XL outlet, with 10-15 stores annually after that.

Improve operating efficiency and productivity.  In fiscal 2018, as part of a corporate restructuring, we eliminated 56 positions in our corporate office and also targeted other corporate overhead costs in an effort to accelerate our path to profitability.  On an annualized basis, this restructuring will save approximately $10.0 million. We have also evaluated our store portfolio and committed to a plan to close our five remaining Rochester Clothing stores in fiscal 2019 as the lease term in each store expires.  These prime real estate stores are located in high-rent, metropolitan areas.  As DXL has grown over the past 8 years, Rochester stores have struggled to remain profitable.  With the exception of London, each Rochester store is located in close proximity to one or more DXL stores.   In fiscal 2019, we will be focused on using appropriate strategies to direct these Rochester customers to DXL.

Wholesale Channel. We are excited about the recent launch of our wholesale channel and believe it will be a strong complement to our retail channel.  We will be able to leverage our existing infrastructure, including DXL design, product development and sourcing capabilities.  The wholesale business affords us the opportunity to access new customers who do not currently shop at DXL, and increase our market share of certain female shoppers, gift givers, budget/convenience shoppers, and customers who do not have the convenience of a local DXL store.

MERCHANDISE

We offer our customers a broad assortment of apparel that is appropriate to our diverse customer base. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit their apparel needs. We offer such assortments in both private-label product and a wide array of brand name labels. With over 5,000 styles available, we carry tops in sizes up to 8XL and 8XLT, bottoms with waist sizes 38” to 70”, and shoes in sizes 10W to 18W.

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

Merchandise assortments in our DXL stores are organized not only by lifestyle, but also within each lifestyle, the assortments are shown in a “good,” “better,” “best” and “luxury” visual presentation, again to benefit our customers’ ease of shopping. With the “best” merchandise assortments featured most prominently in the DXL store, our customers are able to visualize current fashion trends and select their wardrobes within their desired price points in a convenient manner.

We carry over 100 well-known national brands (“branded apparel”) as well as a number of our own private-label lines within our “good,” “better” and “best” price points.  The penetration of branded apparel in a specific DXL stores can range from 15% to 80%, depending on several factors, but on average, our DXL stores carry approximately 51% branded merchandise.

Higher-End Luxury Fashion Apparel -“Best” and “Luxury” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers, such as, Brooks Brothers®, The North Face®, Gran Sasso®, John Laing®, Remy, Psycho Bunny®, Derek Rose, Brioni®, Coppley, Eton®, Hickey Freeman®, Jack Victor®, Lucky, Michael Kors®, Pantherella®, Paul & Shark, JOE’S® Jeans, Robert Graham®, Robert Talbot, St. Hillaire, Ted Baker®, True Religion®, Turnbull & Asser®, Robert Barakett®, MVP®, and David Donahue®.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying well-known brands such as: Buffalo Jeans®, Rainforest, Brooks Brothers®, O’Neill®, Retro Brand, Cutter & Buck®, Levis®, Adidas® Golf, Columbia, Berne®, Carhartt®, Callaway®, CK Jeans®, CK Sport®,  Jockey®, Lacoste®, Majestic, Polo Ralph Lauren®, Tommy Bahama®, Tommy Hilfiger®, Vineyard Vines® and Tallia®.

In addition, we carry three moderate-priced private-label lines:

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

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Geoffrey Beene®, Cubavera, Nautica® and Nautica Jeans®, Dockers, Lee, Perry Ellis, Wrangler, Reebok and PX Clothing. In addition, we carry several value-priced private label lines:

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

STORE CHANNEL

Destination XL Stores (“DXL”)

At February 2, 2019, we operated 216 DXL retail stores.  Our DXL store concept brings all of our brands together in one format. Within this format, we cater to our diverse customer base, with merchandise representing all price points, from our luxury brands to value-oriented brands, and all lifestyles, from business to denim.  The size of our current DXL stores averages 7,800 square feet.  In recent years, we opened smaller (5,000-6,500 square feet) DXL stores.  Because of the smaller size of these stores, they carry a smaller product offering than our other DXL stores but are representative of the “good, better, best” merchandise variety. We seek to locate our DXL stores in places that are highly visible, preferably adjacent to regional malls or other high-traffic shopping areas.

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

During fiscal 2018, we opened two new DXL stores and rebranded three of our Casual Male XL retail stores to the DXL store concept.  Based on the positive results from the rebranding, we expect to rebrand 12 Casual Male XL retail stores and 1 Casual Male XL outlet store in fiscal 2019.  In many markets, rebranding a Casual Male XL store to a DXL stores provides a viable alternative to the more costly endeavor of relocating a Casual Male XL store to new DXL real estate. In addition, the converted stores benefit from DXL advertising.

Casual Male XL Retail Stores

At February 2, 2019, we operated 66 Casual Male XL full-price retail stores, located primarily in strip centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual slacks, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,300 square feet.

DXL Outlet /Casual Male XL Outlet Stores

At February 2, 2019, we operated 15 DXL outlet stores and 30 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered with the purchasing interests of the value-oriented customer in mind. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from DXL, Casual Male XL and Rochester Clothing stores, offering the outlet customer the ability to purchase branded and fashion product for a reduced price.

The average DXL outlet is approximately 5,200 square feet and the average Casual Male XL outlet store is approximately 3,000 square feet.

Rochester Clothing Stores

At February 2, 2019, we operated five Rochester Clothing stores, located in major cities in the United States and one store in London, England. The Rochester Clothing stores have a wide selection of our “best” and “luxury” merchandise, which consists primarily of high-end merchandise from well-recognized brands. In addition, these stores also carry a few private-label lines that are specifically designed for our high-end customer. The average Rochester Clothing store is approximately 10,000 square feet.

During the fourth quarter of fiscal 2018, the Company made the decision to close its five Rochester Clothing stores during fiscal 2019 as our lease term in each store expires.  This was a store productivity and efficiency decision that was driven by the high occupancy costs associated with these prime locations.  The Company will continue to sell its Rochester-branded merchandise in its DXL stores and on its website.

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

DIRECT CHANNEL

Our direct business is a critical channel for growing sales and market share. We define our direct business (which we also refer to as e-commerce) as sales that originate online, whether through our website, those initiated online at the store level, or through a third-party marketplace. We have the ability to service our customers in-person at a store, over the telephone, or online via a computer, smartphone or tablet.

With the ability to showcase all of our store inventories online, we are seeing an increase in the number of transactions that are initiated online, but are ultimately completed in store.  In addition, our stores are able to fulfill an order for an item that is out-of-stock in our warehouse.  This capability has not only resulted in incremental sales, but it has also helped us reduce clearance merchandise at the store level and manage margins.

DXL Website

We are focused on providing an outstanding guest experience wherever our customer decides to shop with us, whether in our stores or online.  To further support our growing direct business, in the third quarter of fiscal 2018, we launched our updated website.  Our new website enhances our digital presence and provides our customers with improved functionality with fewer clicks and faster speed. More importantly, our updated website allows us to showcase our merchandise by showing a complete outfit in addition to showing the traditional individual product pages.  We believe that this approach allows us to emulate the in-store experience.  We want to provide our online customers with the tools necessary to construct a complete wardrobe.

From our website, customers can shop merchandise from value-oriented to luxury price points, and they can tailor their search using our “size profile.”  In addition, our DXL website also offers a complete line of men’s footwear in extended sizes.  Although our DXL stores carry a limited selection of footwear, we are able to offer a full assortment of sizes and styles through our website.  The shoe assortment is a reflection of our apparel, with a broad selection from moderate to luxury and from casual to formal. We currently have a selection of more than 600 styles of shoes, ranging in sizes from 10W to 18W, including designer brands such as Cole Haan®, Allen Edmonds®, Timberland®, Calvin Klein®, Lacoste®, Donald J. Pliner and Bruno Magli®.

In the fourth quarter of fiscal 2018, we purchased the domain name “dxl.com” for $1.2 million, including fees, and it now serves as the landing page for our e-commerce business. Acquiring this domain name, which mirrors our stores’ signage, was a significant acquisition for our brand and we believe it will increase traffic to our site.

Online Sales at Store Level

Our omni-channel approach encourages our store associates to use our website to help fulfill our in-store customers’ clothing needs. If a wider selection of a lifestyle, color or size of an item is not available in our store, then our store associates can order the item for our customer online through our direct channel and have it shipped to the store or directly to the customer. Our customers also have the ability to order online and pick-up in store on the same day.

Online Marketplaces

Broadening our reach through online, third-party marketplaces continues to be a growth initiative for our direct business. A large portion of our assortment is available on Amazon, with Amazon Prime shipping.  Online marketplaces provide us an opportunity to grow our customer base and introduce new customers to our brand.

WHOLESALE CHANNEL

As part of our strategic growth plan, in fiscal 2018, we launched a wholesale channel that we believe will be a strong complement to our retail channel, focused on product development and distribution relationships with key retailers. We intend to develop and distribute both private label and co-branded big & tall men’s apparel lines. We believe that this model will allow us to leverage our existing infrastructure, including DXL technical and fashion design, product development and sourcing capabilities and provide us an opportunity to access new customers who do not currently shop at DXL.

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

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customers. Beginning with the advent of our initial testing of DXL stores, we committed to change the culture in our stores from an operationally-driven organization to a sales-driven, customer-centric organization. Our overall goal was to assist our associates in becoming less task-oriented and more focused on serving the customer. We want our associates to help our customer meet his apparel needs through building his wardrobe, not just selling our customer a single item. In order to accomplish this, we invested in educating our associates.  Our associates are trained to be clothing experts, capable of accommodating our customer’s style and fit needs with ready-to-wear clothing. Our associates are well versed in not only the product selection carried in their specific store, but also the product selection carried online.  With a point-of-sale system that can access items online for the customer who is physically in the store, our associates are able to fulfill all of their customers’ needs. Our stores also offer on-site tailoring in order to assist customers in receiving a perfect fit. In addition to product knowledge, our training approach includes behavioral training as well.  A key component to the success of this program is finding the right caliber of store associates. Our multi-unit, field management team receives extensive training on recruiting associates who are the correct fit for our stores. Our new DXL store management team hires are enrolled in “The DXL Experience Training Program,” with time spent in one of our two Regional Training Centers. The culture has been created over the last eight years to promote from our internal associates, starting at the Assistant Store Manager level up to, and including, the Vice President of Store Operations and Guest Engagement level. Our Regional Vice Presidents give us touch-points in the field in addition to the Regional Sales Managers and the store management to ensure consistency in executing our standards and all programs and processes we deem important to our success.

Each new member of the store management team spends time in a DXL store, working with certified training managers to solidify his or her training before being released to the respective “home” store.  This allows the new store management team members to apply the skills learned during “The DXL Experience Training Program” so they in turn will have the tools to manage their respective stores successfully. We are able to gauge the effectiveness of our training through measuring sales productivity at each level of the field organization, including individual sales associates. We believe these educational programs, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customer’s brand loyalty.

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

Our field organization is overseen by our Senior Vice President of Store Sales and Operations, Vice President of Store Operations and Guest Engagement, Regional Vice Presidents and Regional Sales Managers, who provide management development and guidance to individual store managers. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s market, and for the overall operations and profitability of those stores.

MARKETING AND ADVERTISING

We believe that our marketing initiatives are key to driving our top-line growth by driving traffic to our stores and website. Our focus is on increasing the awareness of our DXL brand, so shoppers will think of us when they decide to purchase big & tall men’s apparel or accessories.

In fiscal 2018, our marketing expenses were $24.4 million, which was a decrease from $29.5 million in fiscal 2017.  The 2018 “Built XL” marketing campaign was broad-reaching and included two media campaigns: a Spring campaign and a Fall/Holiday campaign that each ran for six weeks.  The campaign emphasized fit, expertise, clothing brands, in-store experience, and one-stop shopping.  Our objective was to highlight our key differentiators and to make an emotional connection with our core consumer. In addition to the media campaign, we also increased the circulation of our direct mail campaign and strengthened offers under our loyalty program. During the holiday season, we tested, with positive results, a holiday catalog to a select group of our top customers, which highlighted current fashion and product offerings.

During fiscal 2018, we completed a six-month customer segmentation study where we surveyed over 4,000 target customers to help us further understand their shopping habits, style choices, preferred brands and other retailers they shop.  Because of this study, we have segmented our target customers into six distinct categories, with the largest segment being our “Fit & Style” customer.  This customer is not only interested in fit, but also in style.  This “Fit & Style” customer represents approximately 28% of the big & tall market according to our analysis, and we believe that he represents approximately 55% of the buying power.  Based on the results of this study, in fiscal 2019, we plan to pivot our marketing to a more targeted, personalized, data-driven model where we can create personalization and ultimately engage differently with customers in each of these six distinct categories. As such, we expect to redirect some of our broad-reach marketing costs to direct marketing initiatives, such as catalogs, digital advertising and loyalty incentives.  In addition, during fiscal 2019, we will also be implementing a new CRM system to support our customer segmentation marketing.

GLOBAL SOURCING

We have strong experience in sourcing internationally. We manufacture a significant percentage of our private-label merchandise primarily in Southeast Asian countries consisting of Vietnam, Bangladesh, Cambodia and India. While we do source some merchandise from China, we are diversifying our global penetration outside of China and starting to move into additional countries with duty-free opportunities in Jordan and Mexico. We have strong-established relationships with many of the leading factories and mills on the globe. Our sourcing network consists of over 28 factories in 6 countries. Currently, approximately 50% of all our product needs are sourced directly.

Our global sourcing strategy is a balanced approach, which considers quality, cost and lead-time, depending on the requirements of the program. We believe our current sourcing structure is sufficient to meet our operating requirements and provide capacity for growth. The growth and effectiveness of our global direct sourcing program is a key component to the strength of merchandise margins.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors and buying agents are made in U.S. dollars through the use of letters of credit or payment on account.

DISTRIBUTION

All of our distribution operations are centralized at our headquarters located in Canton, Massachusetts. However, if merchandise is available at the store level but not available at the distribution center, many of our stores are capable of completing the order and shipping it directly to a customer.

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

Since 2003, we have utilized United Parcel Services (“UPS”) for all of our store shipments as well as our domestic customer deliveries. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our direct customers with Authorized Return Service and Web labels, making returns more convenient for them.  Our current contract with UPS is set to expire on January 5, 2020.

In order to service our International customers, we have contracted with a global e-commerce company for payment and shipment services.  Through this service, international customers view and pay for products in their local currency.  Our vendor then ships directly to our customer, which we believe helps avoid potential fraud and currency exchange rate risks.

Our warehousing application for our distribution center systems streamlines our distribution processes, enhances our in-transit times, and reduces our distribution costs substantially. We continually work to make improvements and upgrades to our software, such as automated packing for single-piece orders, barcode scanning technologies and scanning technologies for our sortation systems, in order to improve productivity and to lower packing costs.

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

MANAGEMENT INFORMATION SYSTEMS

The infrastructure of our management information systems is a priority to us. We believe that the investments we have made in this regard have improved our overall efficiency and, most importantly have enabled us to manage our inventory more effectively.

Our management information systems consist of a full range of retail merchandising and financial systems, which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. We believe that our current infrastructure provides us the ability and capacity to process transactions more efficiently and provides our management team with comprehensive tools with which to manage our business.

Using a retail business intelligence solution, we are able to integrate data from several sources and provide enterprise-wide analytics reporting. Over the past few years, we have developed a custom Assortment Suite application that leverages business intelligence and predictive analytics to provide high impact insights into core merchandising tasks. In an effort to improve our inventory management, we have created a standardized set of “best practices” for both our merchandise planning and allocation groups.

Our direct and retail channels maintain a shared inventory system and we operate a single system platform for DXL, Casual Male XL and Rochester Clothing to deliver improved efficiencies.

In fiscal 2019, we will be continuing to upgrade our order management systems, which will improve our warehouse management and logistics capabilities for enhanced inventory visibility and order fulfillment, and we will be implementing a new CRM platform.  We continually work to improve our web environment and the security of our systems. Our mobile and tablet optimized sites capitalize on the growing use of mobile devices to look up store information, review product offerings, and complete purchases. In addition, our current website is fully integrated with a global e-commerce company to accommodate international customers by providing multi-currency pricing, payment processing, and international shipping.

COMPETITION

Our business faces competition from a variety of sources, including department stores such as J.C. Penney and Dillard’s, mass merchandisers such as Kohl’s, other specialty stores and discount and off-price retailers that sell big & tall men’s apparel. While we have successfully competed on the basis of merchandise selection, comfort and fit, customer service and desirable store locations, there can be no assurances that other retailers, including e-commerce retailers, will not adopt purchasing and marketing concepts similar to ours.  Discount retailers with significant buying power, such as Wal-Mart and J.C. Penney, represent a source of competition for us. The direct business has several competitors, including the King Size catalog and website as well as online marketplaces, such as Amazon.

The United States big & tall men’s apparel market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products similar to ours. Besides retail competitors, we consider any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. We believe that we are the only national operator of men’s apparel stores focused on the men’s big & tall market.

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

EMPLOYEES

As of February 2, 2019, we had approximately 2,543 employees. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

AVAILABLE INFORMATION

Our corporate website is www.dxl.com. Our investor relations site is http://investor.destinationxl.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

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

Through the end of fiscal 2018, we have opened 231 DXL retail and outlet stores in the United States and Canada while closing many of our Casual Male XL and Rochester Clothing stores.  The pace of our store openings has slowed over the past two fiscal years with an increased focus on growing our direct business, developing a wholesale business and improving the overall efficiency and profitability of the Company.  For us to be successful in the future and maintain growth, we must be able to continue increasing our share of the big & tall men’s apparel market. Our growth is dependent on our ability to continue to build upon our DXL brand, maintain and convert our existing Casual Male XL and Rochester Clothing customers to DXL, and to continue to attract new customers. Our failure to execute successfully our strategy could prevent us from growing our market share, which could have a material adverse effect on our results of operations, cash flows and financial position, including if we were unable to:

•	grow our DXL e-commerce business;
•	predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;
•	maintain an effective marketing program to build brand, store and digital awareness as well as increase store traffic;
•	maintain our existing customer base;
•	attract and retain new customers;
•	hire qualified store management and store associates, especially in light of low unemployment rates;
•	effectively open and close stores within established cost parameters;
•	continue to grow and then sustain number of transactions, units-per-transaction and share of wallet; and
•	operate at appropriate operating margins.

Our marketing programs and efforts in maintaining and building our brand awareness, driving traffic and converting that traffic into an increased loyal customer base are critical to achieving market share growth within the big & tall men’s apparel market and may not be successful.

Our ability to increase our share of the big & tall men’s apparel market is largely dependent on building and maintaining favorable brand recognition for our DXL stores and digital channels and effectively marketing our merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallet on our product offerings. In order to grow our brand recognition and our market share, we depend on the successful development of our brand through marketing and advertising in a variety of ways, including television and radio advertising, advertising events, loyalty programs, catalogs, digital marketing, including social media, e-commerce and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future marketing efforts by us, our vendors or our other licensors, may be costly and, if not successful, may negatively affect our ability to meet our sales goals and gain market share.

The recent launch of our wholesale segment may not be successful.

As part of our strategic growth plan, in the fourth quarter of fiscal 2018, we announced the launch of a wholesale segment focused on product development and distribution relationships with key retailers. We intend to develop and distribute both private label and co-branded big & tall men’s apparel lines. The success of this strategic initiative depends on a number of factors, including our ability to grow our wholesale customer base, develop a cost-effective infrastructure, and sustain adequate liquidity to meet the longer lead times associated with the wholesale business.  In addition, because our wholesale customers order merchandise on a “purchase order” basis, as our wholesale business grows, any decision by one of our customers to decrease their order volume or cease purchasing from us could adversely affect our revenues and profitability.

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

We continue to have increasing levels of sales made through online shopping and via mobile devices.  We have made significant investments in capital spending and labor to develop these channels and invested in digital media to attract new customers. Growth of our overall sales is dependent on customers’ continuing to expand their online purchases in addition to in-store purchases. We cannot accurately predict the rate at which online purchases will expand.

Our success in growing our direct business will depend in part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing customer sophistication requires that we provide additional website features and functionality, in order to be competitive in the marketplace and maintain market share. We continually update our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences.  In addition, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to respond to these risks and uncertainties successfully could reduce our direct sales, increase our costs and diminish our growth prospects, which could negatively affect our operating results.

Our business is seasonal and is affected by general economic conditions.

Our business is seasonal. Historically, a significant portion of our operating income has been generated during our fourth quarter (November-January). If, for any reason, we miscalculate the demand for our products during our fourth quarter, our sales in that quarter could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer. In addition, our operations may be negatively affected by local, regional or national economic conditions, such as levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Due to our seasonality, the possible adverse impact from such risks is potentially greater if any such risks occur during our fourth quarter.

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

Economic and civil unrest in areas of the world where we source merchandise for our global sourcing program, as well as shipping and docking issues, could adversely affect the availability and cost of such merchandise. Disruptions in the global transportation network, such as political instability, the financial instability of our suppliers, merchandise quality issues, trade restrictions, labor and port strikes, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In the event of disruptions or delays in deliveries due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. These and other issues affecting our suppliers could adversely affect our business and financial performance.

While current tariffs have not had a material impact on our business, any further enactment of any new legislation in the U.S. that would impact current international trade regulations, exports or imports or tax policy with respect to foreign activities, or executive action affecting international trade agreements, including the uncertainty concerning the trading status of certain countries and/or retaliatory duties, taxes, quotas or other trade sanctions, could increase the cost of merchandise purchased from suppliers in such countries and could adversely affect our business and financial performance.

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

We currently lease all of our store locations. Identifying and securing suitable store locations at acceptable lease terms is critical to our store base and positioning.  We generally have been able to negotiate acceptable lease rates and extensions, as needed.  However, we cannot be certain that desirable locations at acceptable lease rates and preferred lease terms will continue to be available.  Once we decide on a prospective new store or new market and find a suitable location, any delays in opening new stores could impact our financial results. In addition, if we need to pay higher occupancy costs in the future to secure ideal locations, the increased cost may adversely impact our financial performance and liquidity. Recent trends toward increased landlord consolidation could also negatively affect our ability to obtain and retain locations.

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

In addition, even if our current manufacturers continue to manufacture our products, they may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards. If we were forced to rely on manufacturers who produce products of inferior quality, then our brand recognition and customer satisfaction would likely suffer. These manufacturers may also increase the cost to us of the products we purchase from them.

A significant portion of our merchandise is imported directly from other countries, and U.S. domestic suppliers who source their goods from other countries supply most of our remaining merchandise. While current tariffs have not had a material impact on our business, if the U.S. Government imposes any further tariffs or other restrictions on foreign imports, we may need to increase our prices, which could adversely affect our revenues and merchandise margins.

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

Our future success is dependent on the personal efforts, performance and abilities of our key management, which includes our executive officers as well as several significant members of our senior management. The loss of any of our senior management may result in a loss of organizational focus, poor operating execution, an inability to identify and execute strategic initiatives, an impairment in our ability to identify new store locations, and an inability to consummate possible acquisitions. The competition is intense for the type of highly skilled individuals with relevant industry experience that we require and we may not be able to continue to attract and retain new employees of the caliber needed to achieve our objectives.

Our business may be negatively impacted and we may be liable if third parties misappropriate proprietary information of our customers and breach our security systems.

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. During fiscal 2018, approximately 86% of our sales were settled through credit and debit card transactions. While our Board of Directors has a Cybersecurity and Data Privacy Committee to oversee the monitoring and management of cyber risk and data privacy for our Company, and we have not had any security breaches to date, any breach could expose us to risks of loss, litigation and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. Like many retailers, we have seen an increase in cyberattack attempts, predominantly through phishing and social engineering scams, and in particular, ransomware. While none of these attempts has been successful, there can be no assurance that our continued security measures will be effective or sufficient in the future.  If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including store managers and sales associates, who understand and appreciate our product offerings and are able to represent our products to our customers adequately. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, our business could be materially adversely affected. Although none of our employees is currently covered by collective bargaining agreements, our employees may elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees requires us to pay higher wages to attract a sufficient number of adequate employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may cause problems for our stores or outlets. Any such delays, any material increases in employee turnover rates at existing stores or outlets or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), privacy and information security regulations, unclaimed property laws, the Affordable Care Act and many others. The effect of some of these laws and regulations may be to increase the cost of doing business and may have a material impact on our earnings. In addition, the complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements and increased enforcement. In addition, as a result of operating in the U.K. and Canada, we must comply with laws and regulations of those countries, which may differ substantially from, and may conflict with, corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

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

The market price of our common stock has fluctuated in the past and may increase or decrease rapidly in the future depending on news announcements and changes in general market conditions. The following factors, among others, may cause significant fluctuations in our stock price:

•	overall changes in the economy and general market volatility;
•	news announcements regarding our quarterly or annual results of operations;
•	quarterly comparable sales;
•	acquisitions;
•	competitive developments;
•	governmental regulation (such as increased wage and paid benefits laws);
•	litigation affecting us; or
•	market views as to the prospects of the retail industry generally.

Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock, which our Board of Directors has authorized for issuance.

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

Our certificate of incorporation, as amended, contains provisions that restrict any person or entity from attempting to purchase our stock, without prior permission from the Board of Directors, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent shareholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent shareholder. These provisions provide that any transfer that violates such provisions shall be null and void and would require the purported transferee to, upon demand by us, transfer the shares that exceed the five percent limit to an agent designated by us for the purpose of conducting a sale of such excess shares. These provisions would make the acquisition of our Company more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring our Company without the approval of our Board of Directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”), whereby we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit for an initial annual rent payment of $4.6 million, with periodic increases every fifth anniversary of the lease. In fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which was deferred and, through the end of fiscal 2018, the Company was amortizing the gain over the initial 20 years of the related lease agreement. At February 2, 2019, the balance of the deferred gain was $10.3 million.  In the first quarter of fiscal 2019, the Company will be adopting Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new lease accounting standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. In accordance with the guidance under ASU 2016-02, as part of our adoption of ASU 2016-02, the remaining balance of the deferred gain of $10.3 million will be recognized as an adjustment to opening retained earnings for fiscal 2019.

As of February 2, 2019, we operated 216 Destination XL retail stores, 15 Destination XL outlet stores, 66 Casual Male XL retail stores, 30 Casual Male XL outlet stores and 5 Rochester Clothing stores. We lease all of these stores directly from owners of several different types of centers, including life-style centers, shopping centers, freestanding buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at February 2, 2019.

Sites for new stores are selected based on several factors, including the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the center and the attractiveness of the store layout. We also utilize financial models to project the profitability of each location using assumptions such as the center’s sales per square foot averages, estimated occupancy costs and return on investment requirements.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by state at February 2, 2019

United States	DXL retail and DXL outlets	Casual Male XL and Rochester Clothing stores
Alabama	2	2
Arizona	6	—
Arkansas	—	2
California	26	9
Colorado	3	2
Connecticut	3	2
Delaware	2	—
District of Columbia	—	1
Florida	11	10
Georgia	3	4
Idaho	1	—
Illinois	12	4
Indiana	6	3
Iowa	2	2
Kansas	3	—
Kentucky	3	—
Louisiana	3	1
Maine	2	—
Maryland	5	5
Massachusetts	5	2
Michigan	13	2
Minnesota	2	2
Mississippi	—	2
Missouri	4	5
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire	3	—
New Jersey	7	6
New Mexico	1	—
New York	15	5
North Carolina	4	4
North Dakota	—	1
Ohio	8	3
Oklahoma	2	—
Oregon	2	1
Pennsylvania	10	9
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	7	1
Texas	24	4
Utah	2	—
Vermont	1	—
Virginia	5	3
Washington	4	1
West Virginia	—	1
Wisconsin	5	1

International
Toronto, Canada	2	—
London, England	—	1

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

Holders

As of March 15, 2019, based upon data provided by the transfer agent for our common stock, there were approximately 86 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent.

Issuer Purchases of Equity Securities

There were no stock repurchases during fiscal 2018.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2014. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have included a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 15	Jan 16	Jan 17	Jan 18	Jan 19
DXLG	(5.6%)	(15.4%)	(23.3%)	(21.8%)	(2.3%)
S&P 500	11.9%	(2.7%)	18.3%	20.4%	(2.0%)
Dow Jones U.S. Apparel Retailers	19.3%	(2.9%)	(4.5%)	9.4%	8.4%

Indexed Returns

	Base Period
	Jan 14	Jan 15	Jan 16	Jan 17	Jan 18	Jan 19
Company/Index
DXLG	$100	$94.42	$79.93	$61.34	$47.96	$46.84
S&P 500	$100	$111.92	$108.84	$128.73	$154.95	$151.83
Dow Jones U.S. Apparel Retailers	$100	$119.30	$115.89	$110.65	$121.07	$131.24

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended February 2, 2019 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the five-year period ended February 2, 2019 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended February 2, 2019, February 3, 2018 and January 28, 2017 are included in this Annual Report.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)
	February 2, 2019 (Fiscal 2018)	February 3, 2018 (Fiscal 2017)		January 28, 2017 (Fiscal 2016)	January 30, 2016 (Fiscal 2015)	January 31, 2015 (Fiscal 2014)
	(In millions, except per share and operating data)
INCOME STATEMENT DATA:
Sales	$473.8	$468.0		$450.3	$442.2	$414.0
Gross profit, net of occupancy costs	211.3	210.4		204.9	203.8	190.0
Selling, general and administrative expenses	183.9	193.2		173.3	180.6	174.8
Corporate restructuring and CEO transition costs (2)	4.3	—		—	—	—
Impairment of assets (3)	4.6	4.1		0.4	—	0.3
Depreciation and amortization	28.7	31.1		30.2	28.4	23.7
Operating income (loss)	(10.1)	(18.0)		1.0	(5.1)	(8.8)

Provision (benefit) for income taxes	(0.1)	(2.6)	(5)	0.2	0.3	0.2
Loss from continuing operations	$(13.5)	$(18.8)		$(2.3)	$(8.4)	$(11.2)
Loss from discontinued operations	—	—		—	—	(1.1)
Net loss	$(13.5)	$(18.8)		$(2.3)	$(8.4)	$(12.3)

Loss from continuing operations per share - diluted	$(0.28)	$(0.39)		$(0.05)	$(0.17)	$(0.23)
Net loss per share - diluted	$(0.28)	$(0.39)		$(0.05)	$(0.17)	$(0.25)

BALANCE SHEET DATA:
Working capital	$19.7	$11.9		$23.3	$28.1	$42.8
Inventories	106.8	103.3		117.4	125.0	115.2
Property and equipment, net	92.5	111.0		124.3	125.0	120.3
Total assets	226.1	240.4		269.3	274.3	259.9
Long term debt, net of current portion	14.8	10.7		12.1	19.0	26.2
Stockholders’ equity	58.6	70.0		88.5	88.4	92.4

OTHER DATA:
Cash flow provided by operating activities	$15.7	$31.0		$35.0	$18.4	$13.8
less: capital expenditures, infrastructure projects	(10.8)	(9.7)		(9.6)	(13.3)	(10.5)
less: capital expenditures for DXL stores and acquisition of DXL domain name	(2.2)	(12.9)		(19.6)	(20.1)	(30.4)
Free cash flow (Non-GAAP measure)(4)	$2.8	$8.4		$5.8	$(15.0)	$(27.1)

OPERATING DATA:
Comparable sales percentage	3.0%	0.9%		0.6%	4.8%	6.4%
Gross profit margins	44.6%	45.0%		45.5%	46.1%	45.9%
EBITDA (Non-GAAP measure)(4)	$18.5	$13.0		$31.2	$23.3	$14.9
EBITDA, adjusted for impairment of assets and CEO and restructuring charges ("Adjusted EBITDA") (Non-GAAP)(4)	$27.4	$17.1		$31.6	$23.3	$15.2
Adjusted EBITDA margin (Non-GAAP measure) (4)	5.8%	3.7%		7.0%	5.3%	3.7%
Operating margin	(2.1%)	(3.9%)		0.2%	(1.2%)	(2.1%)
Number of stores open at fiscal year end	332	342		343	345	353

(1)

Our fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2017 was a 53-week period; all other fiscal years were 52-weeks. Certain columns may not foot due to rounding.

(2)

In fiscal 2018, the Company recorded a charge of $1.9 million related to the Company’s corporate restructuring in May 2018.  In addition, in connection with its CEO search and CEO transition, the Company also incurred a charge of $2.4 million.  See Notes K and L to the Notes to the Consolidated Financial Statements.

(3)

The impairment charges relate to the write-down of property and equipment, related to stores where the carrying value exceeds fair value. Fiscal 2018 also includes the write-off of the Company’s “Rochester” trademark of $1.5 million.  Fiscal

2017 also includes the write-off of $1.9 million for technology projects, which were abandoned in fiscal 2017. See Note A to the Notes to the Consolidated Financial Statements.
(4)

“EBITDA,” “Adjusted EBITDA,” “Adjusted EBITDA margin” and “Free cash flow” are non-GAAP measures.  See “Non-GAAP Reconciliations” in Item 7. “Management’s Discussion and Analysis” for information on these non-GAAP measures and reconciliations to comparable GAAP measures, with the exception of Adjusted EBITDA margin, which is calculated by taking Adjusted EBITDA and dividing it by Sales.

(5)

In the fourth quarter of fiscal 2017, as a result of the elimination of the corporate alternative minimum (“AMT”) tax and the ability to receive a refund for our AMT credit, we recognized an income tax benefit of $2.1 million, associated with reversing the corresponding valuation allowance against this asset. See Note E to the Notes to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

As noted above in Part 1, this Annual Report, including, without limitation, this Item 7, contains “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements because of numerous factors, including, without limitation those risks and uncertainties set forth in Item 1A, Risk Factors, which you are encouraged to read. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

Certain figures discussed below may not foot due to rounding.

Segment Reporting

The Company has historically had two principal operating segments: its stores and direct businesses.  The Company considers these two operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.  In fiscal 2018, the Company launched a wholesale segment, which the Company considers a third operating segment.  However, due to the immateriality of the wholesale segment’s revenues, profits and assets at February 2, 2019, its operating results have been aggregated with the retail segment for fiscal 2018.

Comparable Sales Definition

Fiscal 2018 was a 52-week year as compared to fiscal 2017, which had 53-weeks.  Accordingly, year-over-year comparisons of total sales for the fourth quarter and full year are affected by an extra week of sales in fiscal 2017. However, for comparable sales, the Company is reporting on a comparable weeks basis (e.g. the 13 and 52 weeks ended February 2, 2019 compared with the 13 and 52 weeks ended February 3, 2018, respectively).

Total comparable sales include our stores that have been open for at least 13 months and our direct business.  Stores that have been remodeled or re-located during the period are also included in our determination of comparable sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months.  If a store becomes a clearance center, it is also removed from the calculation of comparable sales.  The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.  Sales from our wholesale business are not part of the Company’s comparable sales calculation.

Our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in a store.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we do not report comparable sales separately for our retail segment.  However, as we continue to invest in building our e-commerce platform, bringing a heightened digital focus to our Company, additional disclosure on our e-commerce growth as it relates to our current initiatives is important.  We define store sales as sales that originate and are fulfilled directly at the store level.  E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include adjusted net loss, adjusted net loss per diluted share, free cash flow, EBITDA and adjusted EBITDA. We believe these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2018 to fiscal 2017 and fiscal 2016.  We also provide certain forward-looking information with respect to certain of these non-GAAP financial measures. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net loss, net loss per diluted share or cash flows from operating activities in accordance with GAAP.  See “Non-GAAP Reconciliations” below for additional information on these non-GAAP financial measures and reconciliations to comparable GAAP measures.

EXECUTIVE OVERVIEW

	Fiscal 2018	Fiscal 2017	Fiscal 2016
	(in millions, except for per share data)
Net loss	$(13.5)	$(18.8)	$(2.3)
Adjusted net loss (1)	$(3.5)	$(12.8)	$(1.3)

EBITDA	$18.5	$13.0	$31.2
Adjusted EBITDA (1)	$27.4	$17.1	$31.6

Impairment charges	$4.6	$4.1	$0.4
Corporate restructuring and CEO transition costs	$4.3	$—	$—

Diluted loss per share:
Net loss	$(0.28)	$(0.39)	$(0.05)
Adjusted net loss	$(0.07)	$(0.26)	$(0.03)

Cash flow from operating activities	$15.7	$31.0	$35.0
Free cash flow	$2.8	$8.4	$5.8
(1)

Adjusted net loss and adjusted EBITDA exclude impairment charges, corporate restructuring and CEO transition costs.  Adjusted net loss, for all periods, assumes a normalized tax benefit of 26%. See “Non-GAAP Reconciliations” below.

Fiscal 2018 was a pivotal year for our Company as we addressed foundational issues in the business and also launched a number of growth and development initiatives, as described below.  On April 1, 2019, we will transition to our new Chief Executive Officer and begin work on the next phase of DXL’s growth.

In an effort to accelerate our path to profitability, in May 2018, we reduced our corporate headcount by 15%, which we expect to result in an annualized cost savings of approximately $10.0 million.  In fiscal 2018, we realized cost savings of approximately $6.0 million related to payroll, travel, benefits and other non-essential project costs.  We incurred a charge of $1.9 million in severance and termination benefits in fiscal 2018 in connection with this corporate restructuring.

In May 2018, we amended our $125.0 million revolving credit facility with Bank of America to extend the facility to May 2023.  As part of the amendment, we reduced our interest rate by 25 basis points.  We also retired our $15.0 million term loan with Wells Fargo, NA and assumed a $15.0 million FILO loan under the new $140.0 million credit facility with Bank of America.  We reduced our interest rate on the $15.0 million FILO loan by 375 basis points compared to the prior $15.0 million term loan.

We completed a six-month customer segmentation study with over 4,000 customers.  The results of this study provided us additional insight to help us redefine our marketing strategy and the characteristics of each of our primary customer segments.  We plan to increase our focus on our “Fit & Style” customer, who represents a segment of our customer base who is not only focused on a good fit, but is also engaged in finding product that is stylish and trendy. Fit & Style represents our largest customer opportunity and we believe he has the greatest buying power. In the latter half of fiscal 2018, we started to tailor our marketing, with a more targeted, personalized, data-driven model specific to these different segments.  For the holiday season, we also tested, with strong results, a catalog “look-book” for a select group of our customers, and expect to expand this program in fiscal 2019.

We launched our new website in the third quarter of fiscal 2018, which is faster, more responsive and easier to navigate than our former site.  Visually, it is wardrobe-driven as opposed to product-driven, encouraging our customers to purchase entire outfits or ensembles as opposed to just individual pieces.  We also upgraded our integration between store point-of-sale and our website.  With the new technology, our store associates are able to sell in-store merchandise together with our full assortment of merchandise on our website in a single sale transaction.  In the fourth quarter of fiscal 2018, we also acquired the domain name dxl.com, which we believe will drive additional web traffic.  Growing our direct business remains one of our primary objectives.

During fiscal 2018, we rebranded three Casual Male XL stores to the DXL store concept on a test basis.  The rebranding of these stores requires substantially less capital and provides us with an opportunity to keep a store in a geographical market without the buildout costs associated with new real estate.  Based on the strong results of this test, in fiscal 2019 we plan to rebrand 12 Casual Male XL retail stores and 1 Casual Male XL outlet.

In the fourth quarter of fiscal 2018, we launched a new wholesale segment.  Our wholesale team is focused on product development and distribution relationships with key retailers, which will include both private-label and co-branded big & tall men’s apparel lines.  Wholesale allows us to leverage sourcing and design expertise and offer a turnkey solution to other retailers who cater to the big & tall customer. As part of this initiative, in the fourth quarter of fiscal 2018, we entered into an agreement with Amazon to provide men’s big & tall sizes for its Amazon Private Brand, Amazon Essentials, under the name “Amazon Essentials Fit by DXL.”

Many of these initiatives contributed to our financial improvement in fiscal 2018.  Comparable sales growth in fiscal 2018 was 3.0%, with positive comparable sales each of the four quarters.  This performance was consistent across the country with the Northeast and Southeast showing the largest increases over fiscal 2017.  Although our store traffic remains an issue, as it does across the industry, we saw increases in our conversions and dollars per transactions that contributed to our comparable sales growth.  Our direct business remains steady, representing 21.6% of our retail segment sales, in fiscal 2018, as compared to 21.0% in fiscal 2017 and 19.9% in fiscal 2016.  Retail segment sales exclude sales from wholesale.

Our net loss for fiscal 2018, was $(13.5) million, or $(0.28) per diluted share, compared to a net loss of $(18.8) million, or $(0.39) per diluted share, in fiscal 2017.  Results for fiscal 2018 included $4.3 million of costs associated with the CEO transition and corporate restructuring and asset impairment charges of $4.6 million. Excluding these items and assuming a normalized tax rate, the adjusted net loss for fiscal 2018 was $(3.5) million, or $(0.07) per diluted share, compared to an adjusted net loss of $(12.8) million, or $(0.26) per diluted share, in fiscal 2017.  Adjusted EBITDA for fiscal 2018, improved $10.3 million to $27.4 million from $17.1 million in fiscal 2018.

Appointment of New Chief Executive Officer

Subsequent to the end of fiscal 2018, on February 19, 2019, the Company hired Harvey S. Kanter as its next President, Chief Executive Officer and director of the Company, effective April 1, 2019.  During a short transition period from February 19, 2019 until March 31, 2019, Mr. Kanter will be an employee of the Company and will serve as an Advisor to the Acting CEO, David Levin.   See our discussion below under “CEO Transition Costs” and in Note L, CEO Search and Transition Costs, to the Company’s Consolidated Financial Statements for additional disclosure regarding the transition and related costs.

Financial Outlook

Our core business remains strong, and we expect to deliver low single-digit comparable sales growth in our omni-channel retail business and to generate free cash flow in fiscal 2019. The Company will continue to provide forward-looking commentary on business trends. As discussed above, Mr. Kanter will assume the role of President and Chief Executive Officer of the Company effective April 1, 2019. Upon joining the Company, Mr. Kanter will conduct a strategic review to assess and address the current and go-forward execution strategy for the business. The Company and Mr. Kanter continue to believe that (i) increasing our customer base, (ii) improving returns on investment in our marketing and digital initiatives, (iii) enhancing our in-store and online experience, and (iv) managing our cost structure are essential to achieving a 10% EBITDA margin over time. Additionally, as previously announced, the Company has created a new wholesale business, the impact of which on the Company’s financial results needs to be fully assessed. Given the CEO transition, the strategic review and the launch of a new wholesale business, the Company is not providing detailed earnings or cash flow guidance until we have increased visibility in the effectiveness of our initiatives.

In fiscal 2019, we plan to open 2 new DXL retail stores, rebrand 12 Casual Male XL retail stores to DXL retail stores and rebrand 1 Casual Male XL outlet to a DXL outlet store.  We also plan to close 5 Casual Male XL retail stores (two of which will be closed in connection with the opening of the two DXL stores), 1 DXL store and our 5 remaining Rochester Clothing stores.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2018 and fiscal 2016 were 52-week periods and fiscal 2017 was a 53-week year.

SALES

Fiscal year
(in millions)	2018
Fiscal 2017 sales for the 53-week period	$468.0
Adjustment to sales for the shift in comparable weeks and the 53rd week in fiscal 2017	(6.3)
Less prior year sales for stores that have closed	(8.6)
$453.1

Increase in comparable sales	13.3
Non-comparable sales	6.6
Wholesale revenues	2.4
Other, net	(1.6)
Fiscal 2018 sales for the 52-week period	$473.8

Sales in fiscal 2018 increased 1.2% to $473.8 million as compared to $468.0 million for fiscal 2017. The increase in sales of $5.8 million was driven by a comparable sales increase of $13.3 million, or 3.0%, non-comparable sales growth of $6.6 million and $2.4 million in net sales from our wholesale segment.  These increases were partially offset by $6.3 million of sales due to the shift in comparable weeks and the 53rd week in fiscal 2017, sales from closed stores of $8.6 million, and a decrease in other revenue of $1.6 million.  Our direct business continued to grow, representing 21.6% of our retail segment sales in fiscal 2018 as compared to 21.0% in fiscal 2017.

Sales for fiscal 2017 increased 3.9% to $468.0 million as compared to $450.3 million for fiscal 2016.  The increase in sales was primarily due to sales from the 53rd week of $6.9 million, DXL non-comparable sales, net of closed stores, of $6.9 million and a comparable sales increase of $3.7 million, or 0.9%.  While store traffic was down for most of fiscal 2017, we did see increases in sales productivity with increases in average dollars per transactions, units per transaction and conversion.  Sales from our direct business as a percentage of our retail segment were 21.0% in fiscal 2017 as compared to 19.9% in fiscal 2016.

GROSS MARGIN

Gross margin rate for fiscal 2018 was 44.6% compared to 45.0% in fiscal 2017 and 45.5% in fiscal 2016.

The gross margin of 44.6% for fiscal 2018 decreased 40 basis points from fiscal 2017.  The decrease was due to an 80 basis point decrease in merchandise margin, related primarily to a sales shift toward more fashion-forward and branded merchandise and the impact of wholesale, which has lower gross margin rates than our store and direct businesses.  The decrease in merchandise margin was partially offset by a 40 basis point improvement in occupancy costs, as a percentage of sales.  On a dollar basis, occupancy costs for fiscal 2018 decreased 1.4% as compared to fiscal 2017.

The gross margin decrease of 50 basis points for fiscal 2017 as compared to fiscal 2016 was due to a 50 basis point decrease in merchandise margin, related to our inventory initiatives and increased efforts to reduce slow-moving merchandise categories, which resulted in higher promotional markdowns than the prior year.  Our inventory initiatives resulted in a 12% decrease in inventory levels from fiscal 2017 over fiscal 2016, improved inventory turnover and days on hand, while at the same time managing a strong merchandise margin.  Occupancy costs, as a percent of sales, were flat.  On a dollar basis, occupancy costs for fiscal 2017 increased approximately 4.0% over fiscal 2016, primarily because of an increase of 2.2% in total square footage and the increased percentage of DXL stores to our total store base.

By its nature, gross margin rates for wholesale are considerably lower than gross margin rates for the Company’s retail segment.  Therefore, if we achieve top-line growth in our wholesale business, we expect to experience a decline in our gross margin on a combined basis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2018, 2017 and 2016 were 38.8%, 41.3% and 38.5%, respectively.

SG&A expenses for fiscal 2018 decreased $9.4 million, or 4.8%, to $183.9 million as compared to $193.2 million in fiscal 2017.  The decrease was primarily due to savings of approximately $6.0 million from our corporate restructuring, a decrease in marketing costs of approximately $5.1 million and one less week of expenses of approximately $2.5 million due to the 53rd week in fiscal 2017.  These savings were partially offset by increases in our incentive accruals and IT operating costs.

SG&A expenses are managed through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 23.2% of sales in fiscal 2018 as compared to 24.7% of sales in fiscal 2017.  Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 15.6% of sales in fiscal 2018 compared to 16.6% of sales in fiscal 2017.  We expect to continue to address our SG&A cost structure to improve our EBITDA margins and overall profitability.

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

CORPORATE RESTRUCTURING

In May 2018, we executed a corporate restructuring to accelerate the Company's path to profitability by better aligning our expense structure with our revenues.  We eliminated 56 positions, which represented approximately 15% of our corporate work force, or 2% of our total work force.  Of the 56 positions, 36 positions were terminations and 20 positions were open positions that were not filled.  As a result, we incurred an aggregate charge of $1.9 million in fiscal 2018, for employee severance and one-time termination benefits, as well as other employee-related costs. Approximately $1.6 million of the $1.9 million was cash expenditures.

As a result of this restructuring, as noted above, we realized savings of approximately $6.0 million in SG&A expenses in fiscal 2018.  The savings primarily relate to corporate payroll, travel, benefits and non-essential project expenses, and are expected to be approximately $10.0 million on an annualized basis.

CEO TRANSITION COSTS

We announced in March 2018 that Mr. Levin planned to retire on December 31, 2018.  Pursuant to the terms of the Transition Agreement between the Company and Mr. Levin dated March 20, 2018, as amended (the “Transition Agreement”), Mr. Levin resigned as President, Chief Executive Officer and director of the Company on January 1, 2019.  In accordance with that agreement, Mr. Levin is entitled to receive his base salary, AIP bonus and LTIP compensation through December 31, 2019.  Because no successor had been hired prior to January 1, 2019, Mr. Levin assumed the role of Acting CEO pursuant to a letter agreement with the Company dated November 27, 2018.  In connection with assuming this role, Mr. Levin is receiving total compensation of $800,000 through April 1, 2019, when Mr. Kanter will become the Company’s President and Chief Executive Officer.

In connection with the CEO transition and search costs, we incurred a total charge of approximately $2.4 million in fiscal 2018.  The $2.4 million charge related to amounts payable to Mr. Levin under his Transition Agreement, CEO search costs and the acceleration of stock-based compensation of approximately $0.5 million, related to Mr. Levin’s time-based equity awards.

We expect to incur additional charges in fiscal 2019 of approximately $0.5 million for CEO search, legal and housing allowance costs and approximately $1.2 million, assuming target, of future cash payments that Mr. Levin may be entitled to under existing performance-based compensation plans, if such targets are achieved.

IMPAIRMENT OF ASSETS

For fiscal 2018, fiscal 2017 and fiscal 2016, we recorded asset impairment charges of $4.6 million, $4.1 million and $0.4 million, respectively.

Impairment charges for long-lived assets related to stores, where the carrying value exceed fair value, were $3.1 million, $2.2 million and $0.4 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  In addition, during the fourth quarter of fiscal 2018, we made the decision to close our five remaining Rochester Clothing stores during fiscal 2019.  The growth in our DXL brand has slowly eroded the sales volume and profitability in these stores, which are in predominantly high-rent, metropolitan areas.  While we will continue to sell Rochester branded merchandise in our DXL stores and website, in the fourth quarter of fiscal 2018, we determined that, without the cash flows from these five Rochester branded retail locations, the “Rochester” trademark was impaired.  As a result, in the fourth quarter of fiscal 2018, we recorded an impairment charge of $1.5 million to write-off the trademark.

In fiscal 2017, we also wrote-off $1.9 million for certain costs associated with technology projects, which were abandoned, due to a shift in strategy.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $28.7 million in fiscal 2018 compared to $31.1 million for fiscal 2017 and $30.2 million for fiscal 2016. With the majority of our new store growth complete, our depreciation expense began to decrease in fiscal 2018.

Included in depreciation and amortization is the amortization of our “Casual Male” trademark of $0.3 million in each of the past three fiscal years.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2018 was $3.5 million as compared to $3.4 million for fiscal 2017 and $3.1 million for fiscal 2016.  Although total debt at February 2, 2019 decreased $2.7 million from February 3, 2018, and we have decreased our overall borrowing rate as a result of the amended credit facility, interest costs for fiscal 2018 increased slightly due to the increase in the prime rate.

See “Liquidity and Capital Resources” below for more discussion regarding our credit facility, equipment financings and term loan as well as our future liquidity needs.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards expiring from fiscal 2022 through fiscal 2036, is dependent on generating sufficient taxable income in the near term.

At the end of fiscal 2013, we entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, we established a full valuation allowance against our net deferred tax assets.  While we expect to return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on our results for fiscal 2018 and our forecast for fiscal 2019, we believe that a full valuation allowance remains appropriate at this time.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted.  Because we have a full valuation allowance against our deferred tax assets, there was limited impact to our consolidated financial results in fiscal 2017, as a result of the 2017 Tax Act.  The 2017 Tax Act also repealed the corporate alternative minimum tax (“AMT”) and any AMT carryforward credit became refundable over a five-year period.  As a result, in fiscal 2017 we recognized an income tax benefit for our AMT carryforward credit of approximately $2.1 million, net of the applicable sequestration rate.

Our tax benefit for fiscal 2018 consisted of an income tax benefit of $0.2 million for the recognition of the remaining portion of the AMT that was previously sequestered, partially offset by current state margin tax and foreign income tax. See Note E, Income Taxes.

NET LOSS

Net loss for fiscal 2018 was $(13.5) million, or $(0.28) per diluted share, as compared to $(18.8) million, or $(0.39) per diluted share, in fiscal 2017 and a net loss of $(2.3) million, or $(0.05) per diluted share, in fiscal 2016.

Included in our results for fiscal 2018 were charges of $1.9 million, or $0.04 per diluted share, for the corporate restructuring, $2.4 million, or $0.05 per diluted share, in CEO transition costs and $4.6 million, or $0.09 per diluted share, in asset impairment charges.

Results for fiscal 2017, included an asset impairment charge of $4.1 million, or $0.08 per diluted share, and increased advertising costs of $11.3 million, or $0.23 per diluted share as compared to fiscal 2016.  These additional costs were partially offset by the 53rd week, which added approximately $1.6 million in operating income in fiscal 2017.

On a non-GAAP basis, before asset impairments, corporate restructuring and CEO transition costs and assuming a normalized tax rate of 26% for all periods, adjusted net loss per share for fiscal 2018 was $(0.07) per diluted share, compared to $(0.26) per diluted share for fiscal 2017 and $(0.03) per diluted share in fiscal 2016.  See “Non-GAAP Reconciliation” below.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of other stores during these periods. Consistent with the retail apparel industry, our business is seasonal. Generally, the majority of our operating income is generated in the fourth quarter as a result of the impact of the holiday selling season. A comparison of quarterly sales, gross profit, and net loss per share for the past two fiscal years is presented in Note M of the Notes to the Consolidated Financial Statements.

(in millions, except percentages)	Fiscal 2018		Fiscal 2017		Fiscal 2016
First quarter	$113.3	23.9%	$107.6	23.0%	$107.9	24.0%
Second quarter	122.2	25.8%	121.1	25.9%	117.9	26.2%
Third quarter	107.1	22.6%	103.7	22.1%	101.9	22.6%
Fourth quarter	131.2	27.7%	135.6	29.0%	122.6	27.2%
	$473.8	100.0%	$468.0	100.0%	$450.3	100.0%

EFFECTS OF INFLATION

Although our operations are influenced by general economic trends, we do not believe that inflation has had a material effect on the results of our operations in the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was amended and restated in May 2018. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. We plan to manage our working capital and expect that excess cash from operations will be directed toward our growth initiatives and debt reductions.

For fiscal 2018, cash flow from operating activities decreased by $15.3 million primarily due to prior year inventory reduction initiatives of $14.1 million, that have now annualized, and an inventory increase in the current year for our wholesale business. The addition of our wholesale business will create a temporary shift in free cash flow due to the nature of inventory lead times and wholesale account payment terms.  For fiscal 2018, our free cash flow was negatively impacted by approximately $5.0 million related to an increase in inventory and accounts receivable for our wholesale business.  These decreases were partially offset by the improved earnings and lower capital expenditures.  Capital expenditures, including the acquisition of the dxl.com domain name, decreased $9.6 million due to fewer store openings in fiscal 2018.  As a result, free cash flow decreased $(5.6) million to $2.8 million from $8.4 million for fiscal 2017. This free cash flow was used to pay down debt. In total, debt outstanding at February 2, 2019 decreased $2.7 million from February 3, 2018.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

(in millions, except ratios)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Cash provided by operations	$15.7	$31.0	$35.0
Total debt, net of unamortized debt issuance costs	$56.7	$59.4	$63.1
Unused excess availability under Credit Facility	$45.6	$37.5	$57.0
Working capital	$19.7	$11.9	$23.3
Current ratio	1.2:1	1.1:1	1.2:1

The following is a summary of our total debt outstanding at February 2, 2019, with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$42,268	$(360)	$41,908
FILO loan	15,000	(243)	14,757
Total debt	$57,268	$(603)	$56,665

Credit Facility

In the second quarter of fiscal 2018, we amended and restated our credit facility with Bank of America, N.A. (our “Credit Facility”) which extended the maturity date to May 24, 2023.  The Credit Facility continues to provide for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, may be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase (the “Revolving Facility”).  The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the Revolving Facility under the Credit Facility will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 0.25% or 0.50%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 1.25% or 1.50%. Our Credit Facility is described in more detail in Note D to the Notes to the Consolidated Financial Statements.

We had outstanding borrowings of $42.3 million under the Revolving Facility at February 2, 2019. Outstanding standby letters of credit were $2.9 million and outstanding documentary letters of credit were $1.5 million. The average monthly borrowing outstanding under the Revolving Facility during fiscal 2018 was approximately $54.1 million, resulting in an average unused excess availability of approximately $37.8 million. Unused excess availability at February 2, 2019 was $45.6 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets.

FILO Loan

The Credit Facility also includes a FILO loan for $15.0 million, the proceeds of which were used to repay our previous Term Loan Facility.  The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time. There can be no voluntary prepayments on the FILO loan during the first year.  After its one-year anniversary, the FILO loan can be repaid, in whole or in part, subject to certain payment conditions.

Borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  At February 2, 2019, the outstanding balance of $15.0 million was in a 2-month LIBOR-based contract with an interest rate of 5.29%.

Equipment Financing Notes

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

Prior Term Loan

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

INVENTORY

At February 2, 2019, total inventories increased to $106.8 million from $103.3 million at February 3, 2018. The $3.5 million increase in inventory was due to the acceleration of certain receipts from February to January as well as increased inventory levels for our wholesale segment. As a result of our inventory efficiency initiatives over the past three years, we have reduced our average inventory per total built-out square footage of stores to $49.30 per square foot at February 2, 2019 from $61.46 per square foot at January 30, 2016.  At February 2, 2019, our clearance inventory represented 10.3% of our inventory, as compared to 9.8% at February 3, 2018. We believe that this slight increase was due to more customers gravitating toward our new, full-price merchandise, as opposed to last year where we saw higher sell-throughs on clearance product.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at February 2, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (Certain amounts in the following table do not foot due to rounding):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating leases (1)	$298.8	$57.4	$103.1	$81.7	$56.6
Long-term debt obligations (2)	15.0	—	—	15.0	—
Interest on long-term debt obligations (3)	3.4	0.8	1.6	1.1	—
Merchandise purchase obligations (4)	50.0	10.0	20.0	20.0	—

Total Commitments (5)	$367.3	$68.2	$124.7	$117.7	$56.6
(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	Represents the outstanding balance of the FILO loan. At February 2, 2019, we had $42.3 million outstanding under our credit facility, which is excluded from the above table.
(3)	Interest on long-term obligations is estimated using LIBOR rate at February 2, 2019 for the FILO loan, assuming no principal payment until maturity of the FILO loan.
(4)

Merchandise Purchase Obligations include amounts for which we are contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above are our outstanding obligations pursuant to open purchase orders. At February 2, 2019, we had approximately $58.3 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.

(5)

At February 2, 2019, we had an unfunded Pension Obligation of $3.6 million and obligations under our Supplemental Employee Retirement Plan of $0.5 million, which are not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at February 2, 2019 and February 3, 2018 respectively:

	At February 2, 2019		At February 3, 2018
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	216	1,684	212	1,665
DXL Outlet	15	78	14	72
Casual Male XL Retail	66	221	78	268
Casual Male XL Outlet	30	91	33	103
Rochester Clothing	5	51	5	51
Total Stores	332	2,125	342	2,159

Below is a summary of store openings and closings from February 3, 2018 to February 2, 2019:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Rochester Clothing	Total Stores
At February 3, 2018	212	14	78	33	5	342
New stores(1)	1					1
Rebranded stores (2)	3		(3)			-
Replaced stores(3)	1	1	(1)	(1)		-
Closed stores(4)	(1)		(8)	(2)		(11)
At February 2, 2019	216	15	66	30	5	332
(1)	Represents stores opened in new markets.
(2)	Represents Casual Male XL store that were remodeled and rebranded to a DXL store.
(3)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores closed in such markets in connection with those DXL store openings.
(4)	Represents closed stores for which there were no corresponding openings in the same market.

Our capital expenditures for fiscal 2018 were $13.0 million, as compared to $22.6 million in fiscal 2017 and $29.2 million in fiscal 2016.  Approximately $1.0 million related to the opening of 2 DXL retail stores, 1 DXL outlet and the rebranding of 3 Casual Male XL stores to DXL retail stores.  In addition, we spent approximately $8.2 million in management information projects, which included continued enhancements for our e-commerce sites, $2.7 million in other general projects and $1.2 million for the acquisition of the “dxl.com” domain name.

For fiscal 2019, we plan to open 2 new DXL retail stores, remodel 12 Casual Male XL to DXL retail stores and 1 Casual Male XL outlet to a DXL outlet store. In addition, we expect to close 5 Casual Male XL retail stores (2 of which will be closed in connection with the opening of the two DXL stores), 1 DXL store and our 5 remaining Rochester Clothing stores.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below.  We believe these measures provide helpful information with respect to the Company’s operating performance to shareholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2018 to fiscal 2017 and fiscal 2016, on a comparable basis.  However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net loss, net loss per diluted share or cash flows from operating activities in accordance with GAAP.

Adjusted Net Loss and Adjusted Net Loss Per Diluted Share

Adjusted loss from continuing operations and adjusted net loss reflect an adjustment assuming a normal tax rate of 26% and the add- back of impairment charges, CEO transition costs and corporate restructuring.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%.

The following table is a reconciliation of net loss and net loss per diluted share (on a GAAP basis) to adjusted net loss and adjusted net loss per diluted share (on a non-GAAP basis) (certain amounts may not foot due to rounding):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands, except per share data)	$	Per diluted share	$	Per diluted share	$	Per diluted share
Loss before tax provision, on a GAAP basis	$(13,581)	$(0.28)	$(21,398)	$(0.44)	$(2,090)	$(0.04)
Provision (benefit) for income taxes	$(50)	$(0.00)	$(2,572)	$(0.05)	$166	$0.00
Net loss, on a GAAP basis	$(13,531)	$(0.28)	$(18,826)	$(0.39)	$(2,256)	$(0.05)

Add back:
Impairment of assets	$4,579	$0.09	$4,095	$0.08	$376	$0.01
Corporate restructuring	1,904	$0.04	—	—	—	—
CEO transition costs	2,404	$0.05	—	—	—	—
Actual provision (benefit) for income taxes	(50)	$(0.00)	(2,572)	$(0.05)	166	$0.00
Adjusted loss before income taxes	$(4,694)	$(0.10)	$(17,303)	$(0.35)	$(1,714)	$(0.03)
Income tax benefit, assuming a normalized tax rate of 26%, with no AMT Benefit in 2017	$(1,220)	$(0.02)	$(4,499)	$(0.09)	$(446)	$(0.01)
Adjusted net loss, non-GAAP basis	$(3,474)	$(0.07)	$(12,804)	$(0.26)	$(1,268)	$(0.03)

Free Cash Flow

We calculate free cash flow as cash flow provided by operating activities less capital expenditures. Free cash flow excludes the mandatory and discretionary repayment of debt.  The following table provides a reconciliation of free cash flow:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Cash flow from operating activities (GAAP)(1)	$15.7	$31.0	$35.0
Capital expenditures, infrastructure projects	(10.8)	(9.7)	(9.6)
Capital expenditures for DXL stores and acquisition of DXL domain name	(2.2)	(12.9)	(19.6)
Free Cash Flow (non-GAAP)	$2.8	$8.4	$5.8

(1)Cash flow from operating activities includes lease incentives received against our capital expenditures.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are presented because we believe that these measures are useful to investors in evaluating our performance.  With the significant capital investment associated with the DXL transformation, which has resulted in increased levels of depreciation expense, management uses EBITDA as a key metric to measure profitability and economic productivity.

EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA is calculated as EBITDA before impairment charges, CEO transition costs and corporate restructuring.

The following table is a reconciliation of net loss on a GAAP basis to EBITDA and Adjusted EBITDA, on a non-GAAP basis, for each fiscal year. (Certain amounts in the following table do not foot due to rounding):

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net loss, on a GAAP basis	$(13.5)	$(18.8)	$(2.3)
Add back:
Provision (benefit) for income taxes	(0.1)	(2.6)	0.2
Interest Expense	3.5	3.4	3.1
Depreciation and amortization	28.7	31.1	30.2
EBITDA	$18.5	$13.0	$31.2
Add back: Corporate restructuring	1.9	—	—
Add back: CEO transition costs	2.4	—	—
Add back: Impairment charges	4.6	4.1	0.4
Adjusted EBITDA	$27.4	$17.1	$31.6

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

The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the Consolidated Statements of Operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For performance-based awards, no compensation expense is recognized until the performance targets are deemed probable. For fiscal 2018, 2017 and 2016, we recognized total stock-based compensation expense of $2.0 million, $1.6 million and $1.3 million, respectively.

Long-Term Incentive Plans

During fiscal 2018, we had two active Long-Term Incentive Plans (“LTIPs”): The 2017-2018 LTIP and the 2018-2020 LTIP.  See Note G to the Consolidated Financial Statements for additional discussion of our LTIPs.

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

For fiscal 2018, the Company accrued as a liability approximately $0.4 million based on partial achievement of the performance targets under the 2017-2018 LTIP.  Subsequent to year-end, on March 19, 2019, the Compensation Committee of the Board of Directors reviewed the results for fiscal 2018 and approved the grant of restricted stock unit awards totaling $0.5 million.  All awards are subject to further vesting through August 31, 2019.

With respect to the performance-based component of the 2018-2020 LTIP, which approximates $2.0 million at target, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of fiscal 2018, we have accrued approximately $0.1 million for the achievement of these performance targets.

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

For fiscal 2018, fiscal 2017 and fiscal 2016, we recorded impairment charges of $3.1 million, $4.1 million and $0.4 million respectively, to write-down property and equipment.  The impairment charges primarily related to stores with carrying values that exceeded fair value.  Fiscal 2017 included the write-off of $1.9 million for certain technology projects that were abandoned.

Intangibles

In accordance with ASC Topic 350, Intangibles Goodwill and Other, we evaluate our intangible assets with indefinite lives at least annually for impairment by analyzing the estimated fair value.

During the fourth quarter of fiscal 2018, the Company made the decision to close its five Rochester Clothing stores during fiscal 2019.  This was a real estate decision that was driven by the high occupancy costs associated with these prime locations.  While the Company will continue to sell its Rochester branded merchandise in its DXL stores and e-commerce site, in the fourth quarter of fiscal 2018, the Company determined that, without the cash flows from its five Rochester branded retail locations, the “Rochester” trademark was impaired.  As a result, in the fourth quarter of fiscal 2018, the Company recorded an impairment charge of $1.5 million to write-off the trademark.

In December 2018, the Company purchased the rights to the domain “dxl.com”, at a purchase price of $1.0 million, plus transaction costs of $150,000. The domain “dxl.com” will be used as the main landing page for the Company’s direct business. As of February 2, 2019, the Company determined that this domain has an indefinite useful life.  The Company will assess this intangible asset annually for impairment.

Income Taxes

In accordance with ASC Topic 740, Income Taxes, on a quarterly basis, we evaluate the realizability of our deferred tax assets and, if needed, establish a valuation allowance against those assets if it is determined that it is more likely than not that the deferred tax assets will not be realized.

In the fourth quarter of fiscal 2013, we entered into a three-year cumulative loss position and based on forecasts at that time, we expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014 and a full valuation allowance was established against our net deferred tax assets. While we have projected that the Company will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on actual results for fiscal 2018 and our forecast for fiscal 2019, we believe that a full allowance remains appropriate at this time.

Our effective tax rates could be affected by numerous factors, such as changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretation. The 2017 Tax Act significantly changed how corporations are taxed in the United States.  The U.S. Treasury Department, the IRS, and other standard-setting bodies may continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. However, we do not expect that any subsequent interpretations or adjustments will have a material impact on our financial results.

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

Interest Rates

We utilize cash from operations and from our Revolving Facility of our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. As part of our Credit Facility, we also have an outstanding $15.0 million FILO loan.  In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires May 24, 2023, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At February 2, 2019, we had outstanding borrowings of approximately $42.3 million, of which approximately $36.0 million were in

LIBOR-based contracts with an interest rate of approximately 3.69%. The remainder was prime-based borrowings, with a rate of 5.75%.  At February 2, 2019, the $15.0 million outstanding borrowings under the FILO loan were in a LIBOR-based contract with an interest rate of 5.29%.

Based upon a sensitivity analysis as of February 2, 2019, assuming average outstanding borrowings during fiscal 2018 of $54.1 million under our Credit Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have increased interest expense by approximately $0.3 million on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL stores located in Toronto, Canada conduct business in Canadian dollars. As of February 2, 2019, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Destination XL Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Boston, Massachusetts

March 22, 2019

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 2, 2019 and February 3, 2018

(In thousands, except share data)

	February 2, 2019	February 3, 2018
	(Fiscal 2018)	(Fiscal 2017)
ASSETS
Current assets:
Cash and cash equivalents	$4,868	$5,362
Accounts receivable	4,420	3,046
Inventories	106,837	103,332
Prepaid expenses and other current assets	11,535	9,927
Total current assets	127,660	121,667

Property and equipment, net of accumulated depreciation and amortization	92,525	111,032

Other assets:
Intangible assets	1,150	1,821
Other assets	4,741	5,885
Total assets	$226,076	$240,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,392
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	34,418	33,987
Accrued expenses and other current liabilities	30,140	25,585
Borrowings under credit facility	41,908	47,385
Total current liabilities	107,931	109,814

Long-term liabilities:
Long-term debt, net of current portion	14,757	10,669
Deferred rent and lease incentives	31,839	35,718
Deferred gain on sale-leaseback, net of current portion	8,793	10,258
Other long-term liabilities	4,116	3,960
Total long-term liabilities	59,505	60,605

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 62,241,834 and 61,485,882 shares issued at February 2, 2019 and February 3, 2018, respectively	622	615
Additional paid-in capital	310,393	307,557
Treasury stock at cost, 12,755,873 shares at February 2, 2019 and February 3, 2018, respectively	(92,658)	(92,658)
Accumulated deficit	(153,534)	(139,285)
Accumulated other comprehensive loss	(6,183)	(6,243)
Total stockholders' equity	58,640	69,986
Total liabilities and stockholders' equity	$226,076	$240,405

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017

(In thousands, except per share data)

	February 2, 2019	February 3, 2018	January 28, 2017
	(Fiscal 2018)	(Fiscal 2017)	(Fiscal 2016)
Sales	$473,756	$467,976	$450,283
Cost of goods sold including occupancy costs	262,467	257,619	245,402
Gross profit	211,289	210,357	204,881

Expenses:
Selling, general and administrative	183,868	193,230	173,283
Corporate restructuring charge and CEO transition costs	4,308	—	—
Impairment of assets	4,579	4,095	376
Depreciation and amortization	28,653	31,073	30,245
Total expenses	221,408	228,398	203,904

Operating income (loss)	(10,119)	(18,041)	977

Interest expense, net	(3,462)	(3,357)	(3,067)

Loss before provision (benefit) for income taxes	(13,581)	(21,398)	(2,090)

Provision (benefit) for income taxes	(50)	(2,572)	166

Net loss	$(13,531)	$(18,826)	$(2,256)

Net loss per share - basic and diluted	$(0.28)	$(0.39)	$(0.05)

Weighted-average number of common shares outstanding:
Basic	49,163	48,888	49,544
Diluted	49,163	48,888	49,544
The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017

(In thousands)

	February 2, 2019	February 3, 2018	January 28, 2017
	(Fiscal 2018)	(Fiscal 2017)	(Fiscal 2016)
Net loss	$(13,531)	$(18,826)	$(2,256)

Other comprehensive income (loss) before taxes:
Foreign currency translation	(264)	393	(242)
Pension plan	(394)	1,490	876
Other comprehensive income (loss) before taxes	(658)	1,883	634
Tax provision related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	(658)	1,883	634
Comprehensive loss	$(14,189)	$(16,943)	$(1,622)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 30, 2016	61,692	$617	$302,727	(10,877)	$(87,977)	$(120,311)	$(6,652)	$88,404

Stock compensation expense			1,256					1,256
Cancellations of restricted stock, net of issuances	(123)	(1)	1					—
Board of Directors compensation	68	—	482					482
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							876	876
Foreign currency							(242)	(242)
Net loss						(2,256)		(2,256)
Balance at January 28, 2017	61,637	$616	$304,466	(10,877)	$(87,977)	$(122,567)	$(6,018)	$88,520

Stock compensation expense			1,636					1,636
Restricted stock issued, reclass from liability to equity	425	4	916					920
Cancellations of restricted stock, net of issuances	(755)	(7)	7					—
Board of directors compensation	179	2	532					534
Repurchase of common stock				(1,878)	(4,681)			(4,681)
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							1,490	1,490
Foreign currency							393	393
Adjustment to reclassify intraperiod tax allocation to accumulated deficit (Note E)						2,108	(2,108)	—
Net loss						(18,826)		(18,826)
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986

Stock compensation expense			2,004					2,004
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity (Note G)			381					381
Issuance of common stock, upon RSUs release	627	6	(6)					—
Shares withheld for taxes related to net share settlement of RSUs	(54)	(1)	(135)					(136)
Deferred stock vested	10	—	—					—
Stock option exercise	3	—	—					—
Cancellations of restricted stock, net of issuances	(3)	—	—					—
Board of directors compensation	173	2	592					594
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(394)	(394)
Foreign currency							(264)	(264)
Remeasurement and reclassification on stranded tax effect (Note A)						(718)	718	—
Net loss						(13,531)		(13,531)
Balance at February 2, 2019	62,242	$622	$310,393	(12,755)	$(92,658)	$(153,534)	$(6,183)	$58,640

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017

(In thousands)

	February 2, 2019	February 3, 2018	January 28, 2017
	(Fiscal 2018)	(Fiscal 2017)	(Fiscal 2016)
Cash flows from operating activities:
Net loss	$(13,531)	$(18,826)	$(2,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(1,465)	(1,465)	(1,466)
Amortization of deferred debt issuance costs	171	270	276
Write-off of deferred debt issuance costs	186	—	—
Impairment of assets	4,579	4,095	376
Depreciation and amortization	28,653	31,073	30,245
Deferred taxes, net of valuation allowance	—	(2,363)	26
Stock compensation expense	2,004	1,636	1,256
Issuance of common stock to Board of Directors	594	534	482

Changes in operating assets and liabilities:
Accounts receivable	(1,374)	4,068	(2,393)
Inventories	(3,505)	14,114	7,568
Prepaid expenses and other current assets	(464)	(1,110)	(563)
Other assets	—	60	(247)
Accounts payable	431	2,729	574
Deferred rent and lease incentives	(3,879)	297	4,487
Accrued expenses and other liabilities	3,341	(4,153)	(3,405)
Net cash provided by operating activities	15,741	30,959	34,960

Cash flows from investing activities:
Additions to property and equipment, net	(11,811)	(22,565)	(29,239)
Purchase of intangible asset	(1,150)	—	—
Net cash used for investing activities	(12,961)	(22,565)	(29,239)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(5,334)	3,165	1,993
Proceeds from the issuance of long-term debt	15,000	—	—
Principal payments on long-term debt	(12,251)	(7,088)	(7,312)
Costs associated with debt issuances	(553)	—	—
Repurchase of common stock	—	(4,681)	—
Tax withholdings paid related to net share settlements of RSUs	(136)	—	—
Net cash used for financing activities	(3,274)	(8,604)	(5,319)
Net increase (decrease) in cash and cash equivalents	(494)	(210)	402
Cash and cash equivalents:
Beginning of period	5,362	5,572	5,170
End of period	$4,868	$5,362	$5,572

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 2, 2019

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s apparel. The Company operates under the trade names of Destination XL® (DXL®), DXL Outlets®, Casual Male XL®, Casual Male XL Outlets and Rochester Clothing. At February 2, 2019, the Company operated 216 DXL stores, 66 Casual Male XL, 30 Casual Male XL outlets, 15 DXL outlets and 5 Rochester Clothing stores located throughout the United States, including one store in London, England and two stores in Canada and an e-commerce site at www.dxl.com.  In fiscal 2018, the Company launched a wholesale segment focused on product development and distribution relationships with key retailers.

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

Segment Reporting

The Company has historically had two principal operating segments: its stores and direct businesses.  The Company considers these two operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.  In fiscal 2018, the Company launched a wholesale segment, which the Company considers a third operating segment.  However, due to the immateriality of the wholesale segment’s revenues, profits and assets at February 2, 2019, its operating results are aggregated with the retail segment for fiscal 2018.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2018 and Fiscal 2016 were 52-week periods, which ended on February 2, 2019 and January 28, 2017, respectively. Fiscal 2017 was a 53-week period, which ended on February 3, 2018.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for tenant allowances, rebates from certain vendors and amounts due from wholesale customers. For fiscal 2018, fiscal 2017 and fiscal 2016, the Company did not incur any losses on its accounts receivable.

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

The fair value of long-term debt is classified with Level 2 of the valuation hierarchy. At February 2, 2019, long-term debt approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities. See Note D, “Debt Obligations,” for more discussion.

The fair value of indefinite-lived assets, which consists of the Company’s “dxl.com” domain name and its “Rochester” trademark, are measured on a non-recurring basis in connection with the Company’s annual impairment test and are classified within Level 3 of the valuation hierarchy. The fair value of the “Rochester” trademark was determined using the relief from royalty method based on unobservable inputs. At February 2, 2019, the fair value of the Company’s “dxl.com” domain name was determined to approximate carrying value, due to its recent acquisition in December 2018.  See Intangibles below.

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

Property and Equipment

Property and equipment are stated at cost. Major additions and improvements are capitalized while repairs and maintenance are charged to expense as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss, if any, is reflected in the results of operations. Depreciation is computed on the straight-line method over the assets’ estimated useful lives as follows:

Furniture and fixtures	Five to ten years
Equipment	Five to ten years
Leasehold improvements	Lesser of useful lives or related lease term
Hardware and software	Three to seven years

Intangibles

ASC Topic 805, “Business Combinations,” requires that all business combinations be accounted for under the acquisition method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. Under ASC Topic 350, “Intangibles Goodwill and Other,” goodwill and intangible assets with indefinite lives are tested at least annually for impairment.

Trademarks

At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification for its “Rochester” trademark continues to be valid. The Company’s “Casual Male” trademark was considered a finite-lived asset and became fully amortized in fiscal 2018.

At least annually, as of the Company’s December month-end, the Company evaluates its “Rochester” trademark. The Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value. In the fourth quarter of fiscal 2018, the “Rochester” trademark was tested for potential impairment, utilizing the relief from royalty method to determine the estimated fair value. In fiscal 2019, the Company expects to close its 5 Rochester Clothing stores and while the Company expects that the majority of its Rochester assortment will continue to be available on the Company’s website and in its DXL stores, the projected future cash flows were insufficient to support the carrying value of the “Rochester” trademark.  As a result, the Company recorded an impairment charge of $1.5 million in the fourth quarter of fiscal 2018 to fully write-off the “Rochester” trademark.

Domain Name

On December 26, 2018, the Company purchased the rights to the domain “dxl.com”, at a purchase price of $1.0 million, plus transaction costs of $150,000. The domain “dxl.com” is now the main landing page for the Company’s direct business. As of February 2, 2019, the Company determined that this domain has an indefinite useful life, and as such, will not be subject to amortization. The Company will assess this intangible asset annually for impairment.

Below is a table showing the changes in the carrying value of the Company’s intangible assets from February 3, 2018 to February 2, 2019:

(in thousands)	February 3, 2018	Additions	Impairment	Amortization	February 2, 2019
"Rochester" trademark	$1,500	$—	$(1,500)	$—	$—
"Casual Male" trademark	292	—	—	(292)	—
"dxl.com" domain	—	1,150	—	—	1,150
Other intangibles (1)	29	—	—	(29)	—
Total intangible assets	$1,821	$1,150	$(1,500)	$(321)	$1,150

(1)	Other intangibles consisted of customer lists and were amortized based on an estimated economic useful life of 16 years.

The gross carrying amount and accumulated amortization of the customer lists and “Casual Male” trademark, subject to amortization, were $7.7 million and $7.7 million, respectively, at February 2, 2019 and $7.7 million and $7.4 million, respectively, at February 3, 2018. Amortization expense for fiscal 2018, 2017 and 2016 was $0.3 million, $0.4 million and $0.4 million, respectively.

Because the Company’s finite-lived intangibles have been fully amortized as of February 2, 2019, no future amortization expense is expected.

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Direct response advertising costs, if any, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There were no deferred direct response costs at February 2, 2019 and February 3, 2018. Advertising expense, which is included in selling, general and administrative expenses, was $24.4 million, $29.5 million and $18.2 million for fiscal 2018, 2017 and 2016, respectively.

Revenue Recognition

The Company’s accounting policies with respect to revenue recognition are discussed in Note B, “Revenue Recognition.”

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for fiscal 2018, fiscal 2017 and fiscal 2016 are as follows:

	Fiscal 2018			Fiscal 2017			Fiscal 2016
(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,840)	$(403)	$(6,243)	$(5,237)	$(781)	$(6,018)	$(6,113)	$(539)	$(6,652)

Other comprehensive income (loss) before reclassifications, net of taxes	(746)	(264)	(1,010)	820	393	1,213	171	(242)	(71)

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	352	—	352	670	—	670	705	—	705

Other comprehensive income (loss) for the period	(394)	(264)	(658)	1,490	393	1,883	876	(242)	634

Remeasurement and reclassification of stranded tax effect (2)	713	5	718	—	—	—	—	—	—

Adjustment to reclassify intraperiod tax allocation to accumulated deficit (Note E)	—	—	—	(2,093)	(15)	(2,108)	—	—	—

Balance at end of fiscal year	$(5,521)	$(662)	$(6,183)	$(5,840)	$(403)	$(6,243)	$(5,237)	$(781)	$(6,018)

(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans, which was charged to Selling, General and Administrative expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $352,000, $670,000 and $705,000 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. There was no corresponding tax benefit.

(2)

Represents the reclassification to retained earnings of the tax benefit associated with comprehensive income earned, adjusted for the effects of ASU 2018-02 which allows for the reclassification to retained earnings of stranded tax effect as a result of the 2017 Tax Act.

Foreign Currency Translation

At February 2, 2019, the Company had one Rochester Clothing store located in London, England and two stores located in Toronto, Canada. Assets and liabilities for these stores are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations.  The Company has not accrued or paid interest or penalties in amounts that were material to its results of operations for fiscal 2018, fiscal 2017 and fiscal 2016.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2002, with remaining fiscal years subject to income tax examination by federal tax authorities.

Net Loss Per Share

Basic earnings per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to unvested shares of restricted stock and the exercise of stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	FISCAL YEARS ENDED
	February 2, 2019	February 3, 2018	January 28, 2017
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	49,163	48,888	49,544
Common stock equivalents – stock options, restricted stock and restricted stock units (RSUs) (1)	—	—	—
Diluted weighted average common shares outstanding	49,163	48,888	49,544

(1)	Common stock equivalents, in thousands, of 497 shares, 134 shares and 439 shares for February 2, 2019, February 3, 2018 and January 28, 2017, respectively, were excluded due to the net loss.

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

	FISCAL YEARS ENDED
	February 2, 2019	February 3, 2018	January 28, 2017
(in thousands, except exercise prices)
Stock options (time-vested)	942	1,196	1,162
RSUs (time-vested)	754	732	370
Restricted and deferred stock	75	63	8
Range of exercise prices of such options	$2.25 - $7.02	$1.85-$7.52	$4.49-$7.52

Excluded from the computation of basic earnings per shares in fiscal 2018 and fiscal 2017 were 30,000 shares and 36,666 shares, respectively, of unvested time-based restricted shares, and 204,040 shares and 115,457 shares, respectively, of deferred stock until such shares vest.

Although shares of restricted stock are not considered outstanding for basic earnings per share purposes until vested, any outstanding shares of restricted stock are considered issued and outstanding at February 2, 2019. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.  Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

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

The Company recognized total stock-based compensation expense, with no tax effect, of $2.0 million, $1.6 million and $1.3 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

The total stock-based compensation cost related to time-vested awards not yet recognized as of February 2, 2019 was approximately $2.0 million and will be expensed over a weighted average remaining life of approximately 32 months.

The total grant-date fair value of awards vested was $2.0 million, $1.8 million and $2.9 million for fiscal 2018, 2017 and 2016, respectively.

Any excess tax benefits resulting from the exercise of stock options or the release of restricted shares are recognized as a component of income tax expense.  Prior to the adoption of ASU 2016-09 in fiscal 2017, any excess tax benefits were recognized as additional paid-in capital.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2018, 2017 and 2016:

Fiscal years ended:	February 2, 2019	February 3, 2018	January 28, 2017
Expected volatility	48.9% - 57.1%	49.9%	39.3%-42.7%
Risk-free interest rate	2.55% -2.63%	1.44%	0.78%-1.23%
Expected life (in years)	3.0 - 4.5	3.0	2.0
Dividend rate	—	—	—
Weighted average fair value of options granted	$1.06	$0.65	$1.02

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

For fiscal 2018, the Company recorded total impairment charges of $4.6 million, which consisted of $1.5 million for the write-off of its “Rochester” trademark and $3.1 million for the write-down of property and equipment. Impairment charges for property and equipment related to stores where the carrying value exceeded fair value. The fair value of these assets, based on Level 3 inputs, was determined using estimated discounted cash flows.

In fiscal 2017 and fiscal 2016, the Company recorded impairment charges of $4.1 million and $0.4 million, respectively, for the write-down of property and equipment.  Also included in the charge for fiscal 2017 was the write-off of certain costs of $1.9 million associated with technology projects that were abandoned.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. To assess the impact of ASU 2014-09, the Company reviewed its current accounting policies and practices, identified all material revenue streams, assessed the impact of the ASU on its material revenue streams and identified potential differences with current policies and practices. The Company adopted this standard on February 4, 2018, with no material impact on the Company’s Consolidated Financial Statements, using the modified retrospective approach. Further disclosures related to the adoption of this standard are provided below in Note B, Revenue Recognition.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)” which provides clarity in order to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this pronouncement as of February 4, 2018.  The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this update allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act (“2017 Tax Act”), the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-02 in the fourth quarter of fiscal 2018, resulting in a $0.7 million decrease to retained earnings (accumulated deficit) and an offsetting increase of $0.7 million to accumulated other comprehensive income (loss).

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

The Company will adopt the standard in the first quarter of fiscal 2019 by not restating comparative periods and recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in accordance with ASU 2018-11.  The Company has implemented its leasing software solution to enable compliance with accounting and disclosure requirements.  The Company has made the necessary changes to its business processes and controls to support adoption of the new standard. The Company plans to elect the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company expects to make an accounting policy election that will keep certain leases with a term of 12 months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term. As the Company’s leases do not provide an implicit rate, it plans to use its incremental borrowing rate based on information available at the date of adoption to determine the present value of future payments. While the analysis is not fully complete, the Company expects to recognize leases, primarily related to its stores and corporate headquarters, on its Consolidated Balance Sheet as right-of-use assets of approximately $217 million with corresponding lease liabilities of approximately $255 million.  At the effective date, the right-of-use assets will be subject to impairment under ASC 360, which will require an analysis of impairment indicators at each reporting period. The $38 million difference between the right-of-use assets and lease liabilities upon adoption of the new lease standard will be primarily attributable to the elimination of certain existing lease-related assets and liabilities as a net adjustment to the right-of-use assets. The Company has also been amortizing a deferred gain from the sale-leaseback of its corporate office over the initial 20-year lease term.  The Company’s annual rent expense under the sale-leaseback has been reduced by approximately $1.5 million each year.  However, as part of our adoption of ASU 2016-02, the remaining balance of the deferred gain of $10.3 million related to the sale-leaseback will be recognized as an adjustment to opening retained earnings in fiscal 2019.  The Company does not expect the adoption of this new lease accounting standard to have any other material impact on results of operations or cash flows in fiscal 2019.

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

No other new accounting pronouncements, issued or effective during fiscal 2018, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company operates as a retailer of big & tall men’s apparel, which includes stores, direct and wholesale.  Revenue is recognized by the operating segment that initiates a customer’s order.  Store sales are defined as sales that originate and are fulfilled directly at the store level.  Direct sales are defined as sales that originate online, including those initiated online at the store level and third-party marketplaces. Wholesale sales are defined as sales made to wholesale customers pursuant to the terms of each customer’s contract with the Company.  Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

̶	Revenue from the Company’s store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
̶	Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.
̶

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. An allowance for chargebacks will be established once the Company has sufficient historical experience.  For fiscal 2018, chargebacks were immaterial.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are redeemed or expired.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.0 million and $0.6 million at February 2, 2019 and February 3, 2018, respectively.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage".  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.4 million and $2.2 million at February 2, 2019 and February 3, 2018, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note A, the Company’s business at February 2, 2019 consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses.  The operating results from the wholesale segment have been aggregated with this reportable segment for fiscal 2019, but the revenues are separately reported below. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors for each of the following fiscal years:

(in thousands)	February 2, 2019		February 3, 2018		January 28, 2017
Store sales	$369,200	78.4%	$369,422	79.0%	$360,725	80.1%
Direct sales	101,714	21.6%	98,069	21.0%	89,558	19.9%
Retail segment	470,914	100.0%	467,491	100.0%	450,283	100.0%
Wholesale segment	2,842		485		—
Total sales	$473,756		$467,976		$450,283

C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	February 2, 2019	February 3, 2018
Furniture and fixtures	$76,809	$75,895
Equipment	22,141	21,612
Leasehold improvements	119,314	117,274
Hardware and software	89,688	84,532
Construction in progress	6,078	4,981
	314,030	304,294
Less: accumulated depreciation	221,505	193,262
Total property and equipment	$92,525	$111,032

Depreciation expense for fiscal 2018, 2017 and 2016 was $28.4 million, $30.7 million and $29.8 million, respectively.

D. DEBT OBLIGATIONS

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement with Bank of America, N.A., as agent, providing for a secured $140.0 million credit facility (the “Credit Facility”).  The Credit Facility replaced the Company’s previous credit facility with Bank of America.

The Credit Facility continues to provide maximum committed borrowings of $125.0 million in revolver loans, with the ability, pursuant to an accordion feature, to increase the Credit Facility by an additional $50.0 million upon the request of the Company and the agreement of the lender(s) participating in the increase (the “Revolving Facility”). There were no changes to the sublimit of $20.0 million for commercial and standby letter of credits or the sublimit of up to $15.0 million for swingline loans. The Company’s ability to borrow under the Credit Facility (the “Loan Cap”) is determined using an availability formula based on eligible assets. The Credit Facility requires the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 if its excess availability under the Credit Facility fails to be equal to or greater than the greater of 10% of the Loan Cap and $7.5 million. The maturity date of the Credit Facility was extended from October 29, 2019 to May 24, 2023. The Company’s obligations under the Credit Facility are secured by a lien on substantially all of its assets.

The Credit Facility includes a new $15.0 million “first in, last out” (FILO) term facility (the “FILO Loan”), which is discussed below under long-term debt.

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

At February 2, 2019, the Company had outstanding borrowings under the Revolving Facility of $42.3 million, before unamortized debt issuance costs of $0.4 million. Outstanding standby letters of credit were $2.9 million and outstanding documentary letters of credit were $1.5 million. Unused excess availability at February 2, 2019 was $45.6 million. Average monthly borrowings outstanding under the previous credit facility and the new Revolving Facility during fiscal 2018 were $54.1 million, resulting in an average unused excess availability of approximately $37.8 million.

The Company is also subject to an unused line fee of 0.25%. In connection with the Credit Facility, the Company wrote-off $0.1 million of unamortized debt issuance costs. At February 2, 2019, the Company’s prime-based interest rate was 5.75%. At February 2, 2019, the Company had approximately $36.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 3.69%. The LIBOR-based contracts expired on February 7, 2019. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

 The fair value of the amount outstanding under the Revolving Facility at February 2, 2019 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	February 2, 2019	February 3, 2018
FILO loan	$15,000	$—
Equipment financing notes	—	501
Term loan, due 2019	—	11,750
Less: unamortized debt issuance costs	(243)	(190)
Total long-term debt	14,757	12,061
Less: current portion of long-term debt	—	1,392
Long-term debt, net of current portion	$14,757	$10,669

FILO Loan

The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time. There can be no voluntary prepayments on the FILO loan during the first year.  After its one-year anniversary, the FILO loan can be repaid, in whole or in part, subject to certain payment conditions.  The term loan expires on May 24, 2023, if not repaid in full prior to that date.

Borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  At February 2, 2019, the outstanding balance of $15.0 million was in a 2-month LIBOR-based contract with an interest rate of 5.29%.  The LIBOR-based contract expired on February 7, 2019. When a LIBOR-based borrowing expires, the Company can enter into a new LIBOR-based borrowing arrangement.

Equipment Financing Loans

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended September 30, 2013 (the “Master Agreement”), the Company entered into twelve equipment security notes between September 2013 and June 2014 (in aggregate, the “Notes”), whereby the Company borrowed an aggregate of $26.4 million. The Notes were for a term of 48 months and accrued interest at fixed rates ranging from 3.07% to 3.50%.

The Company repaid, in full, without penalty, the remaining outstanding balance on the Notes during the second quarter of fiscal 2018.

Term Loan

On October 30, 2014, the Company entered into a $15 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The effective date of the Term Loan Facility was October 29, 2014 (the “Effective Date”). Interest on the Term Loan Facility was at a rate per annum equal to the greater of (a) 1.00% and (b) the one month LIBOR rate, plus 6.50%. In connection with the Credit Facility, discussed above, on May 24, 2018 this Term Loan Facility was repaid in full, without penalty. In connection with the repayment, the Company wrote-off approximately $0.1 million in unamortized debt issuance costs associated with this Term Loan Facility.

Long-term debt maturities

Annual maturities of long-term debt for the next five fiscal years are as follows:

(in thousands)

Fiscal 2019	$—
Fiscal 2020	—
Fiscal 2021	—
Fiscal 2022	—
Fiscal 2023	15,000

The Company paid interest and fees totaling $3.0 million, $3.2 million and $2.8 million for fiscal 2018, 2017 and 2016, respectively.

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

Since the fourth quarter of fiscal 2013, the Company has maintained a valuation allowance against its deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on operating results for fiscal 2018 and the Company’s forecast for fiscal 2019, the Company believes that a full allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.

The 2017 Tax Act was enacted on December 22, 2017 and it reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated the 20-year limit on the carryforward of post-enactment losses, and resulted in the Company remeasuring its existing deferred tax balances. In addition, the 2017 Tax Act limits the future deductibility of certain items, such as certain compensation and interest expenses, and allows qualifying capital expenditures to be deducted fully in the year of purchase. In fiscal 2017, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Because the Company’s valuation allowance against these deferred assets was also remeasured, there was no impact to the Company’s income tax provision in fiscal 2017, see the reconciliation table between the statutory and effective income tax rates. The 2017 Tax Act allows for the indefinite carryforward of future net operating losses and imposes an annual limitation on the utilization of future losses, based on 80% of taxable income.

As of February 2, 2019, for federal income tax purposes, the Company has net operating loss carryforwards of $141.5 million, which will expire from fiscal 2022 through fiscal 2036 and net operating loss carryforwards of $19.7 million that are not subject to expiration.  For state income tax purposes, the Company has $89.4 million of net operating losses that are available to offset future taxable income, which will expire from fiscal 2019 through fiscal 2038.  Additionally, the Company has $3.3 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2038.

The utilization of net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards, which may be used in future years.

In fiscal 2017, as part of the 2017 Tax Act, the corporate alternative minimum tax (“AMT”) was repealed and the Company’s AMT credit of $2.1 million, net of the applicable sequestration rate, became refundable.  Accordingly, in fiscal 2017, the Company reversed its valuation allowance against the AMT credit, recognized an income tax benefit for $2.1 million and established a receivable of $2.1 million, which will be realized over the next four fiscal years.  Late in fiscal 2018, the IRS issued an announcement that federal sequestration rules would not apply to certain AMT refunds, accordingly, the Company recognized an additional income tax benefit of $0.2 million in fiscal 2018.  At February 2, 2019, the balance of the AMT receivable is $2.3 million.

During 2017, the Company reclassified approximately $2.1 million to accumulated deficit from accumulated other comprehensive income (loss) due to intraperiod tax allocations.  Approximately $1.4 million of this pertained to years prior to FY 2017.

The components of the net deferred tax assets as of February 2, 2019 and February 3, 2018 were as follows (in thousands):

	February 2, 2019	February 3, 2018

Deferred tax assets:
Net operating loss carryforward	$39,804	$38,801
Gain on sale-leaseback	2,657	3,036
Accrued Expenses and other	2,813	2,089
Lease accruals	1,598	2,322
Goodwill and intangibles	510	338
Unrecognized loss on pension and pension expense	1,897	1,801
Capital loss carryforward	—	1,996
Inventory reserves	1,414	1,539
Foreign tax credit carryforward	766	766
Federal wage tax credit carryforward	824	824
Unrecognized loss on foreign exchange	186	148
State tax credits	147	147
Excess of tax over book depreciation/amortization	(4,073)	(6,144)
Subtotal	$48,543	$47,663
Valuation allowance	(48,543)	(47,663)
Net deferred tax assets	$—	$—

For fiscal 2018, the Company had total deferred tax assets of $52.6 million, total deferred tax liabilities of $4.1 million and a valuation allowance of $48.5 million.

The provision (benefit) for income taxes consisted of the following:

	FISCAL YEARS ENDED
	February 2, 2019	February 3, 2018	January 28, 2017

(in thousands)
Current:
Federal and state	$(58)	$(109)	$91
Foreign	8	(100)	49
	(50)	(209)	140
Deferred:
Federal and state	—	(2,363)	23
Foreign	—	—	3
	-	(2,363)	26
Total provision (benefit)	$(50)	$(2,572)	$166

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision (benefit) for income tax:

	FISCAL YEARS ENDED
	February 2, 2019	February 3, 2018	January 28, 2017

(in thousands)
Federal income tax at the statutory rate (1)	$(2,852)	$(7,215)	$(732)
State income and other taxes, net of federal tax benefit	66	(407)	(1)
Federal rate change on deferred assets (2)	—	22,796	—
Federal rate change on valuation allowance (2)	—	(22,796)	—
Permanent items	353	563	225
Expiration of capital loss carryforward	1,618	—	—
Change in uncertain tax provisions	—	—	—
Charge for valuation allowance	992	7,249	775
Refundable AMT credit	(151)	(2,141)	—
Other, net	(76)	(621)	(101)
Total provision (benefit)	$(50)	$(2,572)	$166
(1)

The federal income tax at the statutory rate for fiscal 2017 reflects a blended rate of 33.72%, based on the statutory rate decreasing from 35% to 21% on January 1, 2018. The statutory rate for fiscal 2018 is 21%.

(2)	This represents the federal rate change impact as of the end of fiscal 2017. The rate change impact on deferred assets and valuation allowance as a result of the 2017 Tax Act was $22.8 million.

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at February 2, 2019 and February 3, 2018 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

For fiscal 2018, 2017 and 2016, the Company made tax payments of $0.1 million in each fiscal year.

F. COMMITMENTS AND CONTINGENCIES

At February 2, 2019, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals and merchandise purchase obligations as follows:

Total
FISCAL YEAR	(in millions)
Fiscal 2019	$67.4
Fiscal 2020	62.7
Fiscal 2021	60.4
Fiscal 2022	55.1
Fiscal 2023	46.6
Thereafter	56.6
$348.8

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by 5 to 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $64.9 million, $66.0 million, and $63.9 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

In fiscal 2006, as part of a sale-leaseback transaction with a subsidiary of Spirit Finance Corp. (“Spirit”), the Company entered into a 20-year lease agreement (the “Lease Agreement”) for its corporate headquarters and distribution center whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. The Company realized a gain of approximately $29.3 million on the sale of this property, which was deferred and being amortized over the initial 20 years of the related lease agreement through the end of fiscal 2018.  However, as part of the adoption of ASU 2016-02, the remaining balance of the deferred gain of $10.3 million, will be recognized as an adjustment to opening retained earnings in the first quarter of fiscal 2019.

At the end of the initial term, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. The Company’s current annual rent of $5.2 million is included in the above table of expected future minimum rentals obligations for fiscal 2019 and fiscal 2020 and $5.6 million thereafter.

Included in the table above, is a merchandise purchase obligation for which the Company is contractually committed to meet minimum purchases of $10.0 million in each fiscal year through fiscal 2023.

G. LONG-TERM INCENTIVE PLANS

The following is a summary of the Company’s long-term incentive plans.  All equity awards granted under these long-term incentive plans were issued from the Company’s stockholder approved 2016 Incentive Compensation Plan. See Note H, “Stock Compensation Plans.”

2-Year Performance Periods

Under the Company’s First Amended and Restated Long Term Incentive Plan (“LTIP”), for fiscal 2016 and fiscal 2017 the Compensation Committee established performance targets which covered a two-year performance period (each a “Performance Period”), thereby creating overlapping Performance Periods.  Each participant in the plan was entitled to receive an award based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage, which was 100% for the Company’s Chief Executive Officer, 70% for senior executives and 25% for other participants in the plan.  Effective October 22, 2018, the LTIP percentage for its vice president managing director level was increased from 25% to 50%. Because of the overlapping two-year Performance Periods, the Target Cash Value for any award was based on one year of annual salary. All awards granted under both the 2016-2017 LTIP and 2017-2018 LTIP were in restricted stock units (RSUs).

Under the 2016-2017 LTIP and 2017-2018 LTIP, 50% of each participant’s Target Cash Value was subject to time-based vesting and 50% was subject to performance-based vesting.  The time-vested portion of the award vests in two installments with 50% of the time-vested portion vesting on April 1 following the fiscal year end which marks the end of the applicable Performance Period and 50% vesting on April 1 the succeeding year. The performance-based vesting was subject to the achievement of the performance target(s) for the applicable Performance Period. Awards for any achievement of performance targets are not granted until the performance targets are achieved and then are subject to additional vesting through August 31 following the end of the applicable Performance Period.

In the first quarter of fiscal 2018, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a 27.2% payout of its performance targets for the 2016-2017 LTIP, resulting in awards totaling $0.5 million, with a grant date of April 2, 2018.  On that date, the Company granted 265,749 RSUs, which vested, net of any forfeitures, on August 31, 2018.  In conjunction with the grant of the RSUs, the Company reclassified $0.4 million of the liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first quarter of fiscal 2018. See the Consolidated Statement of Changes in Stockholders’ Equity.

Based on the partial achievements of targets under the 2017-2018 LTIP, subsequent to the end of fiscal 2018, on March 19, 2019, the Compensation Committee approved the grant of RSUs awards totaling $0.5 million. The awards will be subject to further vesting through August 31, 2019.  At February 2, 2019, $0.4 million of this $0.5 million award was accrued. In addition to the performance awards, the Company expects to incur approximately $2.0 million for its time-based awards, which is being expensed over thirty-six months, based on the respective vesting dates.

3-Year Performance Period

In June 2018, the Company amended its LTIP by executing the Second Amended and Restated LTIP, as further amended in October 2018 (the “Amended LTIP”), which among other things, extends the performance period for awards to three years, beginning with grants in fiscal 2018. For each participant, 50% of the Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  The time-vested portion of the award vests in four installments with the first 25% vesting on the later of April 1 following the grant date or one-year from the date of grant.  Each of the remaining three tranches will vest on April 1 of the second, third and fourth anniversaries following the date of grant.  The performance-based vesting is subject to the achievement of the performance target(s) for the applicable Performance Period. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31 following the end of the applicable Performance Period.

On October 24, 2018, the Compensation Committee established performance targets for the 2018-2020 Performance Period under the Amended LTIP (the “2018-2020 LTIP”). Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2018-2020 LTIP is estimated to be approximately $4.1 million.  Approximately half of the compensation expense relates to the time-vested RSUs, which is being expensed straight-line over forty-one months. Through the end of fiscal 2018, the Company has accrued $0.1 million for performance awards under the 2018-2020 LTIP.

H. STOCK COMPENSATION PLANS

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of our common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduced the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  At February 2, 2019, the Company had 4,544,136 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At February 2, 2019, there are 784,251 stock options and 125,399 full-value awards that remain outstanding under the 2006 Plan.

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

The following tables summarize the stock option activity and share activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, during fiscal 2018:

Stock Option Activity

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	1,195,910	$4.80		$21,750
Options granted	153,888	$2.48		-
Options canceled or expired	(387,398)	$4.67		2,000
Options exercised	(5,000)	$1.85		7,900

Outstanding options at end of year	957,400	$4.50	5.0 years	$16,878
Options exercisable at end of year	803,512	$4.89	4.2 years	$8,050
Vested and expected to vest at end of year	935,539	$4.54	4.9 years	$16,441

During fiscal 2018 5,000 stock options were net settled, resulting in the issuance of 2,303 shares. There were no exercises of options during fiscal 2017.

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the plans for fiscal 2018:

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	36,666	1,048,552	115,457	—	1,200,675	$3.43
Shares granted	30,000	1,057,071	99,300	124,275	1,310,646	$2.50
Shares vested/issued	(3,333)	(627,220)	(10,717)	(124,275)	(765,545)	$3.00
Shares canceled	(33,333)	(105,775)	—	—	(139,108)	$2.81
Outstanding non-vested shares at end of year	30,000	1,372,628	204,040	—	1,606,668	$2.93
Vested and expected to vest at end of year	30,000	1,166,734	204,040	—	1,400,774

(1)

RSU were primarily granted in connection with the partial achievement of performance targets under the 2016-2017 LTIP and time-based awards under the 2018-2020 LTIP, see Note G, Long-Term Incentive Plans.  As a result of net share settlements, of the 627,220 RSUs which vested during fiscal 2018, only 573,094 shares of common stock were issued.

(2)

The 99,300 shares of deferred stock, with a fair value of approximately $218,198, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

The 124,275 shares of stock, with a fair value of approximately $268,376 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections.  Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Fourth Amended and Restated Non-Employee Director Stock Purchase Plan (the “Non-Employee Director Compensation Plan”).

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the date of grant.

Total unrecognized stock compensation of $2.0 million at February 2, 2019 is expected to be recognized over a weighted-average period of 32 months.

Non-Employee Director Compensation Plan

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Company’s Fourth Amended and Restated Non-Employee Director Compensation Plan.

Non-employee directors are required to take 50% of their annual retainer, which is paid quarterly, in equity.  Any shares of stock, deferred stock or stock options issued to a director as part of this 50% requirement are issued from the 2016 Plan. Only discretionary elections of equity will be issued from the Non-Employee Director Compensation Plan.

The following shares of common stock, with the respective fair value, were issued to its non-employee directors as compensation for fiscal 2018, fiscal 2017 and fiscal 2016:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2018	48,896	$107,605
Fiscal 2017	42,450	$96,856
Fiscal 2016	14,509	$68,456

I. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman currently serves as a director of the Company’s Board of Directors (the “Board”).  From August 2014 through January 2019, Mr. Holtzman served as the Company’s Executive Chairman of the Board and as it Chairman of the Board from April 2000 to August 2014.  Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”) and is the beneficial holder of approximately 9.2% of the outstanding common stock of the Company at February 2, 2019.

In August 2014, the Company and Mr. Holtzman entered into an Employment and Chairman Compensation Agreement (the “Compensation Agreement”), pursuant to which Mr. Holtzman was entitled to receive annual compensation of $372,500 for his services as Executive Chairman and $24,000 for his services as an employee of the Company, reporting to the Board. In May 2017, the Compensation Agreement was amended to reduce his compensation as Executive Chairman to $200,000.  Effective August 9, 2018, the Compensation Agreement was further amended to reduce his annual compensation as Executive Chairman to $176,000 and to provide written notification to Mr. Holtzman that the Company would not be extending the term of the Compensation Agreement and, as a result, the Compensation Agreement will terminate on August 7, 2020.

On January 24, 2019, the Board voted to adopt an independent Board chairman structure and elected John Kyees as the Company’s new independent, non-executive Chairman, replacing Mr. Holtzman. While Mr. Holtzman continues to serve as a director of the Company, Mr. Holtzman will continue to receive his annual compensation of $176,000 as a director and an annual base salary of $24,000 for his services as an employee of the Company through August 7, 2020.

J. EMPLOYEE BENEFIT PLANS

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). The amortization of the unrecognized loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost in fiscal 2019 is approximately $669,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	in thousands
Change in benefit obligation:
Balance at beginning of period	$16,284	$16,456
Benefits and expenses paid	(809)	(775)
Interest costs	580	641
Settlements	(509)	(410)
Actuarial (gain) loss	(571)	372
Balance at end of year	$14,975	$16,284

Change in fair value of plan assets:
Balance at beginning of period	$12,855	$11,734
Actual return on plan assets	(743)	1,720
Employer contributions	571	586
Settlements	(509)	(410)
Benefits and expenses paid	(809)	(775)
Balance at end of period	$11,365	$12,855

Reconciliation of funded status:
Projected benefit obligation	$14,975	$16,284
Fair value of plan assets	11,365	12,855
Unfunded Status	$(3,610)	$(3,429)

Balance sheet classification:
Other long-term liabilities	$3,610	$3,429

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended February 2, 2019, February 3, 2018 and January 28, 2017 include the following components:

	February 2, 2019	February 3, 2018	January 28, 2017
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$580	$641	$686
Expected return on plan assets	(890)	(813)	(927)
Amortization of unrecognized loss	662	842	946
Net pension cost	$352	$670	$705

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$5,903	$7,280	$8,139
Net periodic pension cost	(352)	(670)	(705)
Employer contribution	571	586	—
Change in plan assets and benefit obligations	181	(1,293)	(154)
Unrecognized losses at the end of year	$6,303	$5,903	$7,280

The Company’s contribution for fiscal 2019 is estimated to be approximately $420,000.

Assumptions used to determine the benefit obligations as of February 2, 2019 and February 3, 2018 include a discount rate of 3.98% for fiscal 2018 and 3.68% for fiscal 2017. Assumptions used to determine the net periodic benefit cost for the years ended February 2, 2019, February 3, 2018 and January 28, 2017 included a discount rate of 3.98% for fiscal 2018, 3.68% for fiscal 2017 and 4.00% for fiscal 2016.

The expected long-term rate of return for plan assets was assumed to be 6.50% for fiscal 2018 and 7.00% for fiscal 2017. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Total
FISCAL YEAR	(in thousands)
2020	$853
2021	906
2022	927
2023	947
2024	967
2025-2029	4,877

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2018 and fiscal 2017, by asset category, were as follows:

	Fair Value Measurement
	February 2, 2019				February 3, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Mutual Funds:
U.S. Equity	$4,247	—	—	$4,247	$4,789	—	—	$4,789
International Equity	3,144	—	—	3,144	3,662	—	—	3,662
Bond	3,722	—	—	3,722	4,074	—	—	4,074
Cash	252	—	—	252	330	—	—	330
Total	$11,365	$—	$—	$11,365	$12,855	$—	$—	$12,855
The Company’s target asset allocation for fiscal 2019 and its asset allocation at February 2, 2019 and February 3, 2018 were as follows, by asset category:

	Target Allocation	Percentage of plan assets at
	Fiscal 2019	February 2, 2019	February 3, 2018
Asset category:
Equity securities	60.0%	65.0%	65.7%
Debt securities	38.0%	32.7%	31.7%
Cash	2.0%	2.2%	2.6%
Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018

	in thousands
Change in benefit obligation:
Balance at beginning of period	$530	$652
Benefits and expenses paid	(33)	(32)
Interest costs	19	25
Actuarial gain	(9)	(115)
Balance at end of year	$507	$530

Change in fair value of plan assets:
Balance at beginning of period	$—	$—
Employer contributions	33	32
Benefits and expenses paid	(33)	(32)
Balance at end of period	$—	$—

Projected benefit obligation	$507	$530

Reconciliation of funded status:
Projected benefit obligation	$507	$530
Fair value of plan assets	—	—
Unfunded Status	$(507)	$(530)

Balance sheet classification:
Other long-term liabilities	$507	$530

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	February 2, 2019	February 3, 2018	January 28, 2017
Other changes recognized in other comprehensive loss, before taxes:	in thousands
Unrecognized losses at the beginning of the year	$37	$157	$178
Net periodic pension cost	(19)	(30)	(33)
Employer contribution	33	32	30
Change in benefit obligations	(23)	(122)	(18)
Unrecognized losses at the end of year	$28	$37	$157

Assumptions used to determine the benefit obligations as of February 2, 2019 and February 3, 2018 included a discount rate of 3.87% for fiscal 2018 and 3.60% for fiscal 2017. Assumptions used to determine the net periodic benefit cost for the years ended February 2, 2019, February 3, 2018 and January 28, 2017 included a discount rate of 3.87% for fiscal 2018, 3.60% for fiscal 2017 and 4.00% for fiscal 2016.

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

In May 2018, in connection with the Company’s cost reduction initiatives, as discussed in Note K, Corporate Restructuring, the Board ratified and approved the recommendation of the Company’s management team to suspend any further employer contributions to the 401(k) Plan, effective July 1, 2018, until the end of calendar year 2019 at the latest.

The Company recognized $0.9 million, $2.3 million and $2.2 million of expense under this plan in fiscal 2018, 2017 and 2016, respectively.

K. CORPORATE RESTRUCTURING

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

The Company incurred an aggregate charge of approximately $1.9 million for employee severance and one-time termination benefits, as well as other employee-related costs associated with the Restructuring. Approximately $1.6 million of the $1.9 million will be cash expenditures. At February 2, 2019, the Company has an accrued liability related to the restructuring of $0.2 million.

L. CEO SEARCH AND TRANSITION COSTS

In March 2018, the Company announced that David Levin, its President and Chief Executive Officer would retire at the end of fiscal 2018.  The Company and Mr. Levin entered into a Transition Agreement dated March 20, 2018, as amended (the “Transition Agreement”) addressing Mr. Levin’s future retirement and related successor issues.  Pursuant to the terms of the Transition Agreement, Mr. Levin resigned as an officer and director of the Company on January 1, 2019.  Under that Transition Agreement, he is entitled to receive his base salary, AIP bonus and LTIP compensation through December 31, 2019.  On November 27, 2018, the Company entered into a letter agreement with Mr. Levin (the “Letter Agreement”).  The Letter Agreement is a supplement to the Transition Agreement, and it set forth Mr. Levin’s initial transition duties and consulting activities that he was required to perform under the terms of the Transition Agreement in the event that the Company had not appointed a successor CEO by December 31, 2018.

In accordance with the terms of the Letter Agreement because no successor CEO had been appointed by December 31, 2018, since January 1, 2019, Mr. Levin is the Company’s acting CEO and, as such, its principal executive officer (collectively, “Acting CEO”).  Pursuant to the terms of the Letter Agreement, Mr. Levin will receive total compensation of $800,000 for the period January 1, 2019 through April 1, 2019.

Subsequent to the end of fiscal 2018, on February 19, 2019, the Company appointed Harvey S. Kanter as its next President, Chief Executive Officer and a director of the Company effective April 1, 2019.  During a short transition period from February 19, 2019 until April 1, 2019, Mr. Kanter will serve as an Advisor to the Acting CEO, at which time Mr. Levin will resign as Acting CEO and Mr. Kanter will assume the role of President and Chief Executive Officer.

In connection with the CEO transition and search costs, the Company incurred a total charge of approximately $2.4 million in fiscal 2018.  The $2.4 million charge related to amounts payable to Mr. Levin under his Transition Agreement, CEO search costs and the acceleration of stock-based compensation of approximately $0.5 million, related to his time-based equity awards.

The Company expects to incur additional charges in fiscal 2019 of approximately $0.5 million for CEO search, legal and housing allowance costs and approximately $1.2 million, assuming target, of future cash payments that Mr. Levin may be entitled to under existing performance plans, if and when such targets are achieved.

M. SELECTED QUARTERLY DATA (UNAUDITED)

(Certain columns may not foot due to rounding.)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2018
Sales	$113,331	$122,206	$107,069	$131,150	$473,756
Gross profit	50,688	56,525	47,060	57,016	211,289
Operating loss	(2,226)	(222)	(1,230)	(6,441)	(10,119)
Loss before taxes	(3,112)	(1,180)	(2,028)	(7,261)	(13,581)
Income tax provision (benefit)	(2)	5	(22)	(31)	(50)
Net loss	$(3,110)	$(1,185)	$(2,006)	$(7,230)	$(13,531)
Loss per share – basic and diluted	$(0.06)	$(0.02)	$(0.04)	$(0.15)	$(0.28)

FISCAL YEAR 2017
Sales	$107,629	$121,125	$103,700	$135,522	$467,976
Gross profit	48,688	55,817	44,813	61,039	210,357
Operating loss	(5,234)	(2,872)	(4,835)	(5,100)	(18,041)
Loss before taxes	(6,036)	(3,696)	(5,706)	(5,960)	(21,398)
Income tax provision (benefit)	29	35	-	(2,636)	(2,572)
Net loss	$(6,065)	$(3,731)	$(5,706)	$(3,324)	(18,826)
Loss per share – basic and diluted	$(0.12)	$(0.08)	$(0.12)	$(0.07)	$(0.39)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 2, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 2, 2019, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of February 2, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of February 2, 2019.

KPMG, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of February 2, 2019, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Destination XL Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Destination XL Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements) and our report dated March 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 22, 2019

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 2, 2019 in connection with our 2019 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2019.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2019.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2019.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 40 of this Annual Report.

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

Item 16. Form 10-K Summary

Omitted at registrant’s option.

Index to Exhibits

Exhibits

3.1

Restated Certificate of Incorporation of the Company (conformed copy incorporating all amendments through August 9, 2018) (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 30, 2018, and incorporated herein by reference).

3.2	Fourth Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).

10.1

Company’s 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2014 (File No. 001-34219), and incorporated herein by reference).

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

†

10.9	Form of Deferred Stock Award Agreement for Non-Employee Directors (included as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.10	Company’s Fourth Amended and Restated Non-Employee Director Compensation Plan.	*†

10.11

Seventh Amended and Restated Loan and Security Agreement dated as of May 24, 2018, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Lead Borrower, the Company and CMRG Apparel, LLC, as Borrowers, and the Guarantors identified therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2018, and incorporated herein by reference).

**

10.12

Employment and Chairman Compensation Agreement, dated August 7, 2014, between the Company and Seymour Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014, and incorporated herein by reference).

†

10.13

First Amendment to Employment and Chairman Compensation Agreement, dated May 25, 2017, between the Company and Mr. Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017, and incorporated herein by reference).

†

10.14

Second Amendment to Employment and Chairman Compensation Agreement, dated August 8, 2018, between the Company and Mr. Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018, and incorporated herein by reference).

†

10.15

Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009 (File No. 001-34219), and incorporated herein by reference).

†

Exhibits

10.16

Transition Agreement, dated as of March 20, 2018, between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2018, and incorporated herein by reference).

†

10.17

First Amendment to the Transition Agreement dated as of June 25, 2018, between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on June 25, 2018, and incorporated herein by reference).

†

10.18

Second Amendment to the Transition Agreement dated as of July 31, 2018, between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 31, 2018, and incorporated herein by reference).

†

10.19

Letter Agreement between the Company and David A. Levin dated November 27, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2018, and incorporated herein by reference).

†

10.20

Employment Agreement between the Company and Harvey S. Kanter, dated February 19, 2019, which includes the Form of Performance Share Award Agreement and Form of Discretionary Restricted Stock Unit Award Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2019, and incorporated herein by reference).

†

10.21

Amended and Restated Employment Agreement between the Company and Brian Reaves dated as of November 27, 2017 (included at Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 23, 2018, and incorporated herein by reference).

†

10.22

Second Amended and Restated Employment Agreement dated as of October 8, 2018, between the Company and Brian S. Reaves (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2018, and incorporated herein by reference).

†

10.23

Second Amended and Restated Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of November 27, 2017 (included at Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 23, 2018, and incorporated herein by reference).

†

10.24

Employment Agreement dated March 14, 2018 between the Company and Jim Davey (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2018, and incorporated herein by reference).

†

10.25

Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010 (File No. 001-34219), and incorporated herein by reference).

†

10.26

Employment Agreement between the Company and Francis C. Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010 (File No. 001-34219), and incorporated herein by reference).

†

10.27

Employment Agreement between the Company and John F. Cooney dated as of May 17, 2015 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 27, 2015, and incorporated herein by reference).

†

10.28

Employment Agreement between the Company and Anthony J. Gaeta dated as of November 27, 2017 (included as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 23, 2018, and incorporated herein by reference).

†

10.29	Third Amended and Restated Annual Incentive Plan (included as Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 20, 2017, and incorporated herein by reference).	†

10.30	First Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 20, 2017, and incorporated herein by reference).	†

10.31	Second Amended and Restated Long-Term Inventive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018, and incorporated herein by reference).	†

10.32	First Amendment to the Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Form 10-Q filed on November 30, 2018, and incorporated herein by reference).	†

Exhibits

10.33

Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003 (File No. 001-34219), and incorporated herein by reference).

10.34

Letter Agreement between the Company and Prescott Group Capital Management, L.L.C., et al, dated December 6, 2017 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, an incorporated herein by reference).

10.35

Letter Agreement, dated January 29, 2014, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2017, and incorporated herein by reference).

10.36

Letter Agreement, dated June 11, 2018, by and among the Company and J. Carlo Cannell and Capital Cannell LLC (included as 10.1 to the Company’s Current Report on form 8-K filed on June 12, 2018, and incorporated herein by reference).

10.37

Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006 (File No. 001-34219), and incorporated herein by reference).

10.38

Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006 (File No. 001-34219), and incorporated herein by reference).

10.39

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

DESTINATION XL GROUP, INC.
March 22, 2019
	By:	/s/ DAVID A. LEVIN
David A. Levin Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ DAVID A. LEVIN David A. Levin	Acting Chief Executive Officer (Principal Executive Officer)	March 22, 2019
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 22, 2019
/s/ JOHN F. COONEY John F. Cooney	Vice President and Managing Director of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 22, 2019
/s/ JOHN E. KYEES John E. Kyees	Chairman of the Board of Directors	March 22, 2019
/s/ JACK BOYLE Jack Boyle	Director	March 22, 2019
/s/ LIONEL F. CONACHER Lionel F. Conacher	Director	March 22, 2019
/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Director	March 22, 2019
/s/ WILLEM MESDAG Willem Mesdag	Director	March 22, 2019
/s/ WARD K. MOONEY Ward K. Mooney	Director	March 22, 2019
/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 22, 2019
/s/ IVY ROSS Ivy Ross	Director	March 22, 2019