Form 10-Q
period 2019-05-04
DESTINATION XL GROUP, INC.
filed 2019-05-24
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 01-34219

DESTINATION XL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 Turnpike Street Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 828-9300

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DXLG	NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2019, the registrant had 49,865,550 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 4, 2019	February 2, 2019
	(Fiscal 2019)	(Fiscal 2018)

ASSETS
Current assets:
Cash and cash equivalents	$6,783	$4,868
Accounts receivable	3,819	4,420
Inventories	112,346	106,837
Prepaid expenses and other current assets	11,677	11,535
Total current assets	134,625	127,660

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	89,477	92,525
Operating lease right-of-use assets	209,255	—
Intangible assets	1,150	1,150
Other assets	3,354	4,741
Total assets	$437,861	$226,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	—	1,465
Accounts payable	23,409	34,418
Accrued expenses and other current liabilities	20,917	30,140
Operating leases, current	41,340	—
Borrowings under credit facility	64,265	41,908
Total current liabilities	149,931	107,931

Long-term liabilities:
Long-term debt, net of current portion	14,771	14,757
Operating leases, non-current	207,496	—
Deferred rent and lease incentives	—	31,839
Deferred gain on sale-leaseback, net of current portion	—	8,793
Other long-term liabilities	4,034	4,116
Total long-term liabilities	226,301	59,505

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 62,576,467 and 62,241,834 shares issued at May 4, 2019 and February 2, 2019, respectively	626	622
Additional paid-in capital	311,057	310,393
Treasury stock at cost, 12,755,873 shares at May 4, 2019 and February 2, 2019	(92,658)	(92,658)
Accumulated deficit	(151,339)	(153,534)
Accumulated other comprehensive loss	(6,057)	(6,183)
Total stockholders' equity	61,629	58,640
Total liabilities and stockholders' equity	$437,861	$226,076

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 4, 2019	May 5, 2018
	(Fiscal 2019)	(Fiscal 2018)

Sales	$112,973	$113,331
Cost of goods sold including occupancy costs	63,560	62,643
Gross profit	49,413	50,688

Expenses:
Selling, general and administrative	44,611	45,400
CEO transition costs	702	130
Corporate restructuring	—	60
Depreciation and amortization	6,338	7,324
Total expenses	51,651	52,914

Operating loss	(2,238)	(2,226)

Interest expense, net	(864)	(886)

Loss before benefit for income taxes	(3,102)	(3,112)
Benefit for income taxes	(21)	(2)

Net loss	$(3,081)	$(3,110)

Net loss per share - basic and diluted	$(0.06)	$(0.06)

Weighted-average number of common shares outstanding:
Basic	49,602	48,791
Diluted	49,602	48,791

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 4, 2019	May 5, 2018
	(Fiscal 2019)	(Fiscal 2018)
Net loss	$(3,081)	$(3,110)

Other comprehensive income before taxes:
Foreign currency translation	(24)	(145)
Pension plans	201	174
Other comprehensive income before taxes	177	29
Tax provision related to items of other comprehensive income	(51)	(26)
Other comprehensive income, net of tax	126	3
Comprehensive loss	$(2,955)	$(3,107)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986
Board of directors compensation	37	—	140					140
Stock compensation expense			407					407
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity			381					381
Issuance of common stock, upon RSUs release	165	2	(2)					—
Issuances of restricted stock, net of cancellations	30	—	—					—
Deferred stock vested	3	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							129	129
Foreign currency, net of taxes							(126)	(126)
Net loss						(3,110)		(3,110)
Balance at May 5, 2018	61,721	$617	$308,483	(12,755)	$(92,658)	$(142,395)	$(6,240)	$67,807

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 2, 2019	62,242	$622	$310,393	(12,755)	$(92,658)	$(153,534)	$(6,183)	$58,640
Board of directors compensation	36	—	142					142
Stock compensation expense			414					414
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity (Note 5)			304					304
Issuance of common stock, upon RSUs release	374	4	(4)					—
Shares withheld for taxes related to net share settlement of RSUs	(78)		(192)					(192)
Deferred stock vested	2	—	—					—
Change in accounting principle due to adoption of ASC 842						5,276		5,276
Accumulated other comprehensive income (loss):								—
Pension plan, net of taxes							150	150
Foreign currency, net of taxes							(24)	(24)
Net loss						(3,081)		(3,081)
Balance at May 4, 2019	62,576	$626	$311,057	(12,755)	$(92,658)	$(151,339)	$(6,057)	$61,629

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 4, 2019	May 5, 2018
	(Fiscal 2019)	(Fiscal 2018)
Cash flows from operating activities:
Net loss	$(3,081)	$(3,110)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred gain on sale-leaseback	—	(366)
Amortization of deferred debt issuance costs	35	59
Depreciation and amortization	6,338	7,324
Stock compensation expense	414	407
Board of Directors stock compensation	142	140

Changes in operating assets and liabilities:
Accounts receivable	601	373
Inventories	(5,509)	(2,887)
Prepaid expenses and other current assets	(142)	(2,299)
Other assets	(342)	47
Accounts payable	(11,009)	(5,288)
Operating leases, net	(814)	—
Deferred rent and lease incentives	—	(764)
Accrued expenses and other liabilities	(3,128)	523
Net cash used for operating activities	(16,495)	(5,841)

Cash flows from investing activities:
Additions to property and equipment, net	(3,734)	(3,308)
Net cash used for investing activities	(3,734)	(3,308)

Cash flows from financing activities:
Principal payments on long-term debt	—	(680)
Net borrowings under credit facility	22,336	11,461
Tax withholdings paid related to net share settlements of RSUs	(192)	—
Net cash provided by financing activities	22,144	10,781
Net increase in cash and cash equivalents	1,915	1,632
Cash and cash equivalents:
Beginning of period	4,868	5,362
End of period	$6,783	$6,994

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (formerly known as Casual Male Retail Group, Inc. and, collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended February 2, 2019 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 22, 2019.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2019 and fiscal 2018 are 52-week periods ending on February 1, 2020 and February 2, 2019, respectively.

Segment Information

The Company has historically had two principal operating segments: its stores and direct businesses.  The Company considers these two operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.   In fiscal 2018, the Company launched a wholesale segment, which the Company considers a third operating segment. However, due to the immateriality of the wholesale segment’s revenues, profits and assets at May 4, 2019, its operating results are aggregated with the retail segment for the first three months of fiscal 2019.

Reclassification

The Company has reclassified $190,228 in costs, incurred in the first quarter of fiscal 2018 from “Selling, general and administrative” to “CEO transition costs” and “Corporate restructuring.” These costs were initially reported in “Selling, general and administrative” in the first quarter of fiscal 2018.

Intangibles

In the fourth quarter of fiscal 2018, the Company purchased the rights to the domain name “dxl.com.”  The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset.  During the first three months ended May 4, 2019, no event or circumstance occurred which would cause a reduction in the fair value of this intangible asset.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At May 4, 2019, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

The fair value of the “dxl.com” domain name, an indefinite-lived asset, is measured on a non-recurring basis in connection with the Company’s annual impairment test. The fair value of the domain name was determined to approximate carrying value, due to its recent acquisition in December, and is classified within Level 3 of the valuation hierarchy. See Intangibles above.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments.

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three months ended May 4, 2019 and May 5, 2018, respectively, were as follows:

	May 4, 2019			May 5, 2018
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,521)	$(662)	$(6,183)	$(5,840)	$(403)	$(6,243)

Other comprehensive income (loss) before reclassifications, net of taxes	28	(24)	4	57	(126)	(69)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	122	—	122	72	—	72

Other comprehensive income (loss) for the period	150	(24)	126	129	(126)	3

Balance at end of quarter	$(5,371)	$(686)	$(6,057)	$(5,711)	$(529)	$(6,240)
(1)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $165,000 and $97,000 for the three months ended May 4, 2019 and May 5, 2018, respectively.

Stock-based Compensation All share-based payments, including grants of employee stock options and restricted stock, are recognized as an expense in the Consolidated Statements of Operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. Actual results and future changes in estimates may differ from the Company’s current estimates. During the first quarter of fiscal 2019, the Company granted performance stock units with a market condition.  See Note 6 for disclosure concerning the assumptions and valuation method used to determine the fair value of the award and the associated derived service period over which the associated stock compensation will be recognized.

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

There was no material impairment of long-lived assets in the first quarter of fiscal 2019 or fiscal 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases under GAAP. The ASU retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. ASU 2016-02 requires a modified retrospective transition for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

The Company adopted ASU 2016-02 on February 3, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning accumulated deficit.  As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for the respective periods.

On February 3, 2019, the Company recognized leases, primarily related to its stores and corporate headquarters, on its Consolidated Balance Sheet, as right-of use assets of $214.1 million with corresponding lease liabilities of $254.5 million and eliminated certain existing lease-related asset and liabilities as a net adjustment to the right-of-use assets. In connection with this adoption, the Company recorded a transition adjustment, which was a net credit of $5.3 million to opening accumulated deficit. This adjustment reflected the net of (i) the recognition of the Company’s deferred gain from a sale-leaseback of $10.3 million, (ii) the write-off of initial direct costs of $1.2 million and (iii) the recognition of impairments, upon adoption, on certain right-of-use assets totaling $3.8 million. The new standard had a material impact on the Consolidated Balance Sheet as a result of the recognition of the right-of-use assets, the corresponding lease obligations and the net credit to accumulated deficit of $5.3 million.  Because the Company recognized the outstanding deferred gain from a sale-leaseback of $10.3 million, with the adoption of the new standard, results of operations will not have the future benefit of approximately $1.5 million, which was the annual amortization being recognized over the initial 20-year term of the sale-leaseback of the Company’s corporate office. The adoption of the new standard had no material impact on Consolidated Statement of Cash Flows.

The following is a discussion of the Company’s lease policy under the new lease accounting standard:

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments.

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For stores leases with an initial term of 5 years, the Company evaluates each lease independently and, only when the Company considers it reasonably certain that it will exercise an option to extend, will the associated payment of that option be included in the measurement of the right-of-use asset and lease liability. Renewal options are not included in the lease term for our automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. Renewal options were not considered for our corporate headquarter and distribution center lease, which was entered into in 2006 and was for an initial 20-year term. At the end of the initial term, the Company will have the opportunity to extend this lease for six additional successive periods of five years. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASU 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term.

For store leases, the Company accounts for lease components and non-lease components as a single lease component. Certain store leases may require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, and are expensed as incurred as variable lease costs. Other store leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities.

See Note 4 ‘‘Leases’’ for additional information.

Recently Issued Accounting Pronouncements

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

No other new accounting pronouncements, issued or effective during the first three months of fiscal 2019, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

2. Revenue Recognition

The Company operates as a retailer of big and tall men’s clothing, which includes stores, direct and wholesale.  Revenue is recognized by the operating segment that initiates a customer’s order.  Store sales are defined as sales that originate and are fulfilled directly at the store level.  Direct sales are defined as sales that originate online, including those initiated online at the store level, on our website or on third-party marketplaces. Wholesale sales are defined as sales made to wholesale customers pursuant to the terms of each customer’s contract with the Company.  Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

̶	Revenue from the Company’s store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
̶	Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.
̶

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. An allowance for chargebacks will be established once the Company has sufficient historical experience.  For the first three months of fiscal 2019, chargebacks were immaterial. There were no revenues from wholesale for the first three months of fiscal 2018.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”.  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.8 million and $2.4 million at May 4, 2019 and February 2, 2019, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.1 million and $1.0 million at May 4, 2019 and February 2, 2019, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note 1, the Company’s business consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses.  The operating results from the wholesale segment, which are immaterial, have been aggregated with this reportable segment for the first three months of fiscal 2019, but the revenues are separately reported below. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors:

	For the three months ended
(in thousands)	May 4, 2019		May 5, 2018
Store sales	$86,715	78.4%	$89,344	78.8%
Direct sales	$23,833	21.6%	$23,967	21.2%
Retail segment	$110,548		$113,311
Wholesale segment	2,425		20
Total sales	$112,973		$113,331

3. Debt

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement with Bank of America, N.A., as agent, providing for a secured $140.0 million credit facility (the “Credit Facility”).  The Credit Facility replaced the Company’s previous credit facility with Bank of America.

The Credit Facility provides maximum committed borrowings of $125.0 million in revolver loans, with the ability, pursuant to an accordion feature, to increase the Credit Facility by an additional $50.0 million upon the request of the Company and the agreement of the lender(s) participating in the increase (the “Revolving Facility”). The Revolving Facility provides for a sublimit of $20.0 million for commercial and standby letter of credits and up to $15.0 million for swingline loans. The Company’s ability to borrow under the Revolving Facility (the “Loan Cap”) is determined using an availability formula based on eligible assets. The Credit Facility requires the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 if its excess availability under the Credit Facility fails to be equal to or greater than the greater of 10% of the Loan Cap and $7.5 million. The maturity date of the Credit Facility is May 24, 2023. The Company’s obligations under the Credit Facility are secured by a lien on substantially all of its assets.

The Credit Facility includes a new $15.0 million “first in, last out” (FILO) term facility (the “FILO loan”), which is discussed below under long-term debt.

At May 4, 2019, the Company had outstanding borrowings under the Revolving Facility of $64.6 million, before unamortized debt issuance costs of $0.3 million. Outstanding standby letters of credit were $2.9 million and outstanding documentary letters of credit were $0.5 million. Unused excess availability at May 4, 2019 was $32.3 million. Average monthly borrowings outstanding under the Revolving Facility during the first three months of fiscal 2019 were $56.4 million, resulting in an average unused excess availability of approximately $38.8 million. The Company’s ability to borrow under the Revolving Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Borrowings made pursuant to the Revolving Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 0.25% or 0.50%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week,1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 1.25% or 1.50%. The Company was also subject to an unused line fee of 0.25%. At May 4, 2019, the Company’s prime-based interest rate was 5.75%. At May 4, 2019, the Company had approximately $56.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 3.69%. The LIBOR-based contracts expired on May 6, 2019. When a LIBOR-based borrowing expires, the borrowings reverted back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Revolving Facility at May 4, 2019 approximated the carrying value.

Long-Term Debt

Long-term debt is as follows:

(in thousands)	May 4, 2019	February 2, 2019
FILO Loan	$15,000	$15,000
Less: unamortized debt issuance costs	(229)	(243)
Total long-term debt	14,771	14,757
Less: current portion of long-term debt	—	—
Long-term debt, net of current portion	$14,771	$14,757

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

Borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a carrying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b)the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability of either 2.75% or 3.00%.  At May 4, 2019, the outstanding balance of $15.0 million was in a 2-month LIBOR-based contract with an interest rate of 5.29%.  The LIBOR-based contract expires on June 9, 2019.  When a LIBOR-based contract expires, the Company can enter into a new LIBOR-based borrowing arrangement.

4. Leases

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases.  The store leases typically have initial terms of 5 years to 10 years, with options that usually permit renewal for additional five-year periods.  The initial term of the lease for the corporate headquarter was for 20 years, with the opportunity to extend for six additional successive periods of five years, beginning in fiscal 2026. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years.  The Company is generally obligated for the cost of property taxes, insurance and common area maintenance fees relating to its leases, which are considered variable lease costs and are expensed as incurred.

The following table is a summary of the Company’s components of net lease cost for the three months ended May 4, 2019:

(in thousands)
Operating lease cost(1)	$13,253
Short-term lease costs (2)	—
Variable lease costs(1)	4,045
Total lease costs	$17,298

(1)

Lease costs related to store locations are included in Cost of Goods Sold Including Occupancy on the Consolidated Statement of Operations and expenses and lease costs related to the corporate headquarters, automobile and equipment leases are included in Selling, General and Administrative expenses on the Consolidated Statement of Operations.

(2)	For the first quarter of fiscal 2019, the Company had no short-term lease costs.

Supplemental cash flow information related to leases for the three months ended May 4, 2019 is as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,611
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,851

Supplemental balance sheet information related to leases as of May 4, 2019 is as follows:

Operating leases:
Weighted average remaining lease term	5.8 yrs.
Weighted average discount rate	7.08%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of May 4, 2019:

(in thousands)
2019 (remaining)	$43,328
2020	54,775
2021	53,429
2022	48,510
2023	40,275
Thereafter	64,582
Total minimum lease payments	$304,899
Less: amount of lease payments representing interest	56,063
Present value of future minimum lease payments	$248,836
Less: current obligations under leases	41,340
Long-term lease obligations	$207,496

As previously disclosed in the Company's Consolidated Financial Statements for the year ending February 2, 2019, future minimum lease payments for noncancelable operating leases, under the previous lease accounting standard, were as follows at February 2, 2019:

(in thousands)
2019	$57,364
2020	52,699
2021	50,380
2022	45,061
2023	36,605
Thereafter	56,638
Total minimum lease payments	$298,747

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”).  All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan.   See Note 6, Stock-Based Compensation.

At May 4, 2019, the Company has two active LTIPs, its 2017-2018 LTIP and 2018-2020 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage.  Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  All time-based awards for both the 2017-2018 LTIP and the 2018-2020 LTIP were granted on the effective date on each LTIP and all awards were in restricted stock units (RSUs).

2017-2018 LTIP

The performance targets for the Company’s 2017-2018 LTIP were approved by the Compensation Committee of the Board of Directors (the” Compensation Committee”) on March 31, 2017 and covered a two-year period performance period, which ended on February 2, 2019. Awards for any achievement of performance targets are not granted until the performance targets are achieved and then are subject to additional vesting through August 31 following the end of the applicable performance period. The time-vested portion of the 2017-2018 LTIP vests in two installments with 50% of the time-vested portion vesting on April 1, 2019 and 50% vesting on April 1, 2020.

In the first quarter of fiscal 2019, the Compensation Committee approved a 25% payout of its performance targets for the 2017-2018 LTIP, resulting in awards totaling $0.5 million, with a grant date of March 19, 2019.  On that date, the Company granted 150,299 RSUs, which will vest, net of any forfeitures, on August 31, 2019.  In conjunction with the grant of the RSUs, the Company reclassified $0.3 million of the liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first quarter of fiscal 2019. See the Consolidated Statement of Changes in Stockholders’ Equity.  In addition to the performance awards, the Company expects to incur stock-based compensation of approximately $2.0 million for its time-based awards, which is being expensed over thirty-six months, through April 1, 2020.

2018-2020 LTIP

In June 2018, the Company amended its LTIP to, among other things, extend the performance period for awards to three years, beginning with grants in fiscal 2018. On October 24, 2018, the Compensation Committee established performance targets for the 2018-2020 LTIP. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2021.  The time-vested portion of the award vests in four equal installments, vesting on October 24, 2019, April 1, 2020, April 1, 2021 and April 1, 2022.

Assuming that the Company achieves the performance target at target levels and all time-based awards vest, the compensation expense associated with the 2018-2020 LTIP is estimated to be approximately $4.1 million.  Approximately half of the compensation expense relates to the time-vested RSUs, which is being expensed straight-line over forty-one months. Through the end of the first quarter of fiscal 2019, the Company has accrued $0.1 million for performance awards under the 2018-2020 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  At May 4, 2019 the Company had 2,341,884 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At May 4, 2019, there are 784,251 stock options that remain outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, for the first three months of fiscal 2019:

	Restricted shares	Restricted stock units (1)	Deferred shares (2)	Fully-vested shares (3)	Performance stock units (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	30,000	1,372,628	204,040	—	—	1,606,668	$2.93
Shares granted	—	390,299	19,371	29,410	720,000	1,159,080	$1.83
Shares vested/issued	(10,000)	(374,202)	(2,575)	(29,410)	—	(416,187)	$3.39
Shares canceled	—	—	—	—	—	—	$-
Outstanding non-vested shares at end of quarter	20,000	1,388,725	220,836	—	720,000	2,349,561	$2.31

(1)

During the first quarter of fiscal 2019, the Company granted 150,299 RSUs in connection with the partial achievement of performance targets under the 2017-2018 LTIP, see Note 5, Long-Term Incentive Plans. In addition, the Company granted, as a signing award, 240,000 time-based RSUs to Mr. Kanter, which will vest equally over four years.  As a result of net share settlement, of the 374,202 time-based RSUs which vested during the first quarter of fiscal 2019, only 295,788 shares of common stock were issued.

(2)

The 19,371 shares of deferred stock, with a fair value of $49,391, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first quarter of fiscal 2019, the Company granted 29,410 shares of stock, with a fair value of approximately $74,996, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Fourth Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

(4)

On February 19, 2019, the Company granted 720,000 shares of performance stock units (“PSUs”), with a fair value of $1.0 million, to Mr. Kanter.  The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00.  All PSUs will expire on April 1, 2023 if no performance metric is achieved.  The $1.0 million is being expensed over the respective derived service periods of each tranche of 16 months, 25 months and 30 months, respectively.  The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on: the Company’s historical volatility of 55.9%, a term of 4.1 years, stock price on the date of grant of $2.50 per share, a risk-free rate of 2.5% and a cost of equity of 9.5%.

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	957,400	$4.50	5.1 years	$16,878
Options granted	—	—		—
Options expired and canceled	—	—		—
Options exercised	—	—		—
Outstanding options at end of quarter	957,400	$4.50	4.8 years	$2,850
Options exercisable at end of quarter	849,808	$4.76	4.2 years	$1,900

Valuation Assumptions

For the first three months of fiscal 2019, the Company granted 720,000 PSUs, 390,299 RSUs and 19,371 shares of deferred stock.  For the first three months of fiscal 2018, the Company granted 138,888 stock options, 56,080 shares of restricted stock, 305,161 RSUs and 21,494 shares of deferred stock.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in the first quarter of fiscal 2019.  The following assumptions were used for grants for the first quarter of fiscal 2018:

May 5, 2018
Expected volatility	48.9%
Risk-free interest rate	2.55%
Expected life	4.5 yrs
Dividend rate	—

Non-Employee Director Compensation Plan

The Company granted 6,862 shares of common stock, with a fair value of approximately $17,498, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2019.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.4 million and $0.4 million for the first three months of fiscal 2019 and fiscal 2018, respectively. The total compensation cost related to time-vested stock options, restricted stock, RSU and PSU awards not yet recognized as of May 4, 2019 was approximately $3.3 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 30 months.

7. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 4, 2019	May 5, 2018
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	49,602	48,791
Common stock equivalents – stock options and restricted stock (1)	—	—
Diluted weighted average common shares outstanding	49,602	48,791

(1)	Common stock equivalents of 525 shares and 377 shares for the three months ended May 4, 2019 and May 5, 2018, respectively, were excluded due to the net loss.

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

	For the three months ended
	May 4, 2019	May 5, 2018
(in thousands, except exercise prices)
Stock options	942	1,242
Restricted stock units	1,105	316
Restricted and deferred stock	39	65
Range of exercise prices of such options	$2.00 - $7.02	$1.85 - $7.02

The above options, which were outstanding at May 4, 2019, expire from March 19, 2020 to June 29, 2028.

Shares of unvested time-based restricted stock of 20,000 at May 4, 2019 and 66,666 shares at May 5, 2018 were excluded from the computation of basic earnings per share and will continue to be excluded until such shares vest.

All 20,000 shares of restricted stock outstanding at May 4, 2019 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited. The 720,000 PSUs are excluded from basic and diluted earnings per share until the market condition is achieved.

8. Income Taxes

Since the end of fiscal 2014, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on the Company’s forecast for fiscal 2019, the Company believes that a full valuation allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.  At May 4, 2019, the Company had total deferred tax assets of $58.7 million, total deferred tax liabilities of $11.0 million and a valuation allowance of $47.7 million.

As of May 4, 2019, for federal income tax purposes, the Company has net operating loss carryforwards of $141.5 million, which will expire from fiscal 2022 through fiscal 2036 and net operating loss carryforwards of $21.7 million that are not subject to expiration.  For state income tax purposes, the Company has $91.9 million of net operating losses that are available to offset future taxable income, which will expire from fiscal 2019 through fiscal 2039.  Additionally, the Company has $3.4 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2039.

The Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at May 4, 2019 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

The discrete tax rate method was used for calculating tax expense for the first quarter of fiscal 2019 and fiscal 2018.  The Company’s tax provision for the first quarter of fiscal 2019 and fiscal 2018 included tax expense of $51,000 and $26,000, respectively, in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance, partially offset by a tax expense, primarily for certain states’ margin tax.

9. CEO Transition Costs

In connection with Mr. Levin’s retirement and the appointment of Mr. Kanter as the Company’s President and Chief Executive Officer, the Company has incurred certain transition costs.  For the first quarter of fiscal 2019 and 2018, the Company has incurred $0.7 million and $0.1 million, respectively, related to CEO search costs, Acting CEO consulting costs, housing allowance and legal fees.  In addition, in accordance with the terms of the transition agreement between the Company and Mr. Levin, the Company is accruing for estimated future cash payments that Mr. Levin will be entitled to under his transition agreement and existing performance plans, if and when such targets are achieved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding the expected impact of strategic initiatives on our future growth and profitability; store counts, comparable sales growth and free cash flow expectations for fiscal 2019; expected impact of the wholesale business on future growth; and our objective of achieving 10% EBITDA margin over time. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended February 2, 2019, included in our Annual Report on Form 10-K for the year ended February 2, 2019, as filed with the Securities and Exchange Commission on March 22, 2019 (our “Fiscal 2018 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to the “Risk Factors” section in Part I, Item 1A of our Fiscal 2018 Annual Report, that sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitations, risks relating to the execution of our corporate strategy, and our ability to grow our wholesale segment, predict customer tastes and fashion trends, forecast sales growth trends, maintain and build our brand awareness and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail, wholesale and direct operations in the United States, Canada and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets and Rochester Clothing. At May 4, 2019, we operated 220 Destination XL stores, 16 DXL outlet stores, 60 Casual Male XL retail stores, 29 Casual Male XL outlet stores and 3 Rochester Clothing stores. Our e-commerce site, dxl.com, supports our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on February 1, 2020 and February 2, 2019 as “fiscal 2019” and “fiscal 2018,” respectively. Both fiscal 2019 and fiscal 2018 are 52-week periods.

SEGMENT REPORTING

Historically, we have had two principal operating segments: our stores and direct businesses.  We consider these two operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our omni-channel business approach.  In fiscal 2018, we launched a wholesale segment, which we consider a third operating segment.  However, due to the immateriality of the wholesale segment’s revenues, profits and assets for the three months ended May 4, 2019 and May 5, 2018, its operating results have been aggregated with the retail segment for both periods.

COMPARABLE SALES

Total comparable sales include our retail stores that have been open for at least 13 months and our direct business. Stores that have been remodeled or re-located during the period are also included in our determination of comparable sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months.  If a store becomes a clearance center, it is also removed from the calculation of comparable sales.  In the first quarter of fiscal 2019, after our announcement that we would be closing our Rochester clothing stores, we removed from our comparable sales the two Rochester stores that closed during the quarter.  The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

Our customer’s shopping experience continues to evolve across multiple channels and we are continually adapting to meet his needs.  The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in a store.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we do not report comparable sales separately for our retail segment.  However, as we continue to invest in building our e-commerce platform, bringing a heightened digital focus to our Company, additional disclosure on our e-commerce growth as it relates to our current initiatives is important.  We define store sales as sales that originate and are fulfilled directly at the store level.  E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

RESULTS OF OPERATIONS

The following is a summary of results for the first quarter of fiscal 2019 as compared to the prior year’s first quarter, including adjusted EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted EBITDA.

	For the three months ended
	May 4, 2019	May 5, 2018
(in millions, except per share data)
Net loss	$(3.1)	$(3.1)
Adjusted EBITDA (Non-GAAP basis)	$4.8	$5.3

Per diluted share:
Net loss	$(0.06)	$(0.06)
Adjusted net loss (Non-GAAP basis)	$(0.04)	$(0.04)

Executive Summary

Our sales for the first quarter of fiscal 2019 were disappointing, with a comparable sales decrease of 1.2%.  We saw declines in traffic in both our stores and website, which we believe is largely due to the harsh winter weather in the first half of the quarter and the delayed arrival of warm spring weather in the second half of the quarter. Sales performance in our seasonal merchandise categories missed expectations in the first quarter, which is another indication that our customers may be waiting for warmer weather.  Our merchandise margin for the first quarter was also negatively impacted as a result of increased promotional activity in an effort to drive incremental traffic as well as the impact of our wholesale business, which by its nature has significantly lower margins than our retail business. Our primary objective as we head into the second quarter of fiscal 2019 is to drive traffic both to our stores and to our digital platforms. We are focused on retention of our current customers, which manifest through repeat visits, and acquisition, which manifests through new-to-file growth.  We also must ensure that our marketing dollars are delivering an acceptable return to achieve these goals.  Our Spring 2019 advertising campaign, which is a combination of television, radio and digital, launched in May and will run up to Father’s day.

The development of our wholesale business is also a priority for us in fiscal 2019, but we are taking a slow and steady approach to its rollout.  It is important for us to ensure that we are building a strong infrastructure and financial discipline for this segment of our business.  We believe that this business will be a strong complement to our retail business and will provide us an opportunity to expand our customer base.

From a liquidity perspective, in the first quarter of fiscal 2019, our cash flow from operations decreased by $10.7 million as compared to the prior year’s first quarter, primarily due to the timing of working capital.  Accounts payable and accrued expenses at May 4, 2019 were substantially lower than the prior year due to the acceleration and payment of certain inventory receipts and other payables.  In addition, an increase of $3.0 million in incentive payments also contributed to the decrease in cash flow from operations.

Financial Outlook

We expect to deliver comparable sales growth in our omni-channel retail business and to generate free cash flow in fiscal 2019. Mr. Kanter assumed the role of President and Chief Executive Officer of the Company on April 1, 2019. Since joining the Company, Mr. Kanter has been conducting a strategic review to assess and address the current and go-forward execution strategy for the business. We believe that (i) driving heightened levels of repeat and retention, and further increasing our customer base are critical components to building our customer file, (ii) improving returns on investment in our marketing and digital initiatives supporting file growth are critically important, (iii) enhancing our in-store and online experience, and (iv) managing our cost structure are essential to achieving a 10% EBITDA margin over time. Additionally, as previously announced, the Company has created a new wholesale segment, the impact of which on the Company’s financial results needs to be fully assessed. Given the CEO transition, the strategic review and the launch of a new wholesale segment, the Company is not providing detailed earnings or cash flow guidance until we have increased visibility in the effectiveness of our initiatives. We will continue to provide forward-looking commentary on business trends.

In fiscal 2019, we plan to open 2 new DXL retail stores, rebrand 12 Casual Male XL retail stores to DXL retail stores and rebrand 1 Casual Male XL outlet to a DXL outlet store.  We also plan to close 5 Casual Male XL retail stores (two of which will be closed in connection with the opening of the two DXL stores), 1 DXL store and our 5 remaining Rochester Clothing stores.

Financial Summary

Sales

First Quarter
(in millions)
Sales for fiscal 2018	$113.3
Less 2018 sales for stores that have closed/converted	(1.6)
$111.8

Decrease in comparable sales	(1.3)
Wholesale revenue	2.4
Non-comparable sales	—
Other, net	0.1
Sales for fiscal 2019	$113.0

Total sales for the first quarter of fiscal 2019 decreased 0.3% to $113.0 million from $113.3 million in the first quarter of fiscal 2018.  The decrease of $0.3 million in total sales was due to a comparable sales decrease of 1.2%, or $1.3 million and a decrease of $1.6 million from closed stores.  These decreases were partially offset by increases in wholesale revenue of $2.4 million and other revenue of $0.1 million. We believe that the severe winter weather, especially in the upper Midwest and Northeast, had a negative impact on our sales in the first half of the quarter, and the delayed arrival of warm weather impacted the second half of the quarter, which we clearly saw in our category specific sales results.  While our traffic was down during the first quarter, our conversion rate and dollars per transactions were slightly positive.

As we continue to invest in our digital capabilities, we believe it is important to monitor direct sales as a percentage of total retail sales. On a trailing twelve-month basis, direct sales as a percentage of total retail sales were 21.7% at the end of the first quarter of fiscal 2019 as compared to 21.1% at the end of the first quarter of the prior year. For the three months of fiscal 2019, our direct sales were 21.6%, up from 21.2% for the first three months of the prior year.

Gross Profit Margin

For the first quarter of fiscal 2019, our gross margin rate, inclusive of occupancy costs, was 43.7% as compared to a gross margin rate of 44.7% for the first quarter of fiscal 2018. The decrease of 100 basis points was due to a decrease in merchandise margins of 150 basis points partially offset by a 50 basis point improvement in occupancy costs as a percent of sales.  The 150 basis point decrease in merchandise margin, as compared to the prior year’s first quarter, was due to higher promotional activity partially offset by an improvement in shipping costs of 40 basis points and 110 basis points due to the impact of our wholesale segment, which by its nature has lower merchandise margins than our retail business.  The improvement in occupancy costs, as a percentage of sales, was due to a decrease of $0.7 million in total occupancy costs, primarily related to closed stores, as compared to the prior year’s first quarter.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the first quarter of fiscal 2019 were 39.5% as compared to 40.1% for the first quarter of fiscal 2018. On a dollar basis, SG&A decreased by $0.8 million for the first quarter of fiscal 2019.  This decrease was primarily attributable to $2.3 million in savings recognized as a result of our corporate restructuring in May 2018.  These savings were partially offset by an increase of approximately $0.4 million related to our wholesale business.  In addition, as a result of adopting ASC 842 in the first quarter of fiscal 2019, we are no longer receiving a $0.4 million quarterly benefit from amortizing a deferred gain related to a sale-leaseback transaction.  The prior year’s first quarter also benefited from a $0.6 million insurance gain that did not repeat in fiscal 2019.

SG&A expenses are managed through two primary cost centers:  Customer Facing Costs and Corporate Supporting Costs.  Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 22.6% of sales in the first quarter of fiscal 2019 as compared to 22.9% of sales in the first quarter of last year. On an annual basis, management targets marketing expenses to be at approximately 5% of sales.  Corporate Supporting Costs, which include the distribution center, support, and other corporate overhead costs, represented 16.9% of sales in the first quarter of fiscal 2019 compared to 17.2% of sales in the first quarter of last year.  The Company continues to examine and rationalize its entire SG&A cost structure to improve its EBITDA margins and overall profitability.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2019 decreased $1.0 million to $6.3 million as compared to $7.3 million for the first quarter of fiscal 2018.  With the majority of our new store growth complete, our depreciation costs are decreasing. In addition, depreciation and amortization in the prior year included amortization on our Casual Male trademark, which is now fully amortized.

Interest Expense, Net

Net interest expense for the first quarter of fiscal 2019 was relatively flat at $0.9 million as compared to the first quarter of fiscal 2018.  While the Company’s effective interest rate on its borrowings for the first quarter of fiscal 2019 decreased from the first quarter of fiscal 2018, total debt outstanding increased by $8.7 million.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2013.  Based on our forecast for fiscal 2019, we believe that a full valuation allowance continues to remain appropriate at this time.

The income tax benefit for the first quarter of fiscal 2019 and the first quarter of fiscal 2018 included tax expense of $51,000 and $26,000, respectively, in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance.  Due to current period losses, our tax provision for the first quarter of fiscal 2019 and fiscal 2018 was primarily due to current state margin tax, based on gross receipts less certain deductions.  The discrete tax rate method was used for calculating tax expense.

Net Loss

For the first quarter of fiscal 2019, we had a net loss of $(3.1) million, or $(0.06) per diluted share, compared with a net loss of $(3.1) million, or $(0.06) per diluted share, for the first quarter of fiscal 2018.

On a non-GAAP basis, before CEO transition costs and restructuring charges and assuming a normalized tax rate of 26% for both periods, adjusted net loss per share for the first quarter of fiscal 2019 was $(0.04) per diluted share, as compared to adjusted net loss of $(0.04) per diluted share for the first quarter 2018.

Inventory

At May 4, 2019, total inventory was $112.3 million compared to $106.8 million at February 2, 2019 and $106.2 million at May 5, 2018. The 5.8% increase of $6.1 million from May 5, 2018 was due to a combination of accelerated receipt of merchandise and lower than expected first quarter sales. At May 4, 2019, our clearance inventory represented 10.6% of our total inventory, as compared to 9.7% at May 5, 2018.  From the first quarter of fiscal 2017, we have reduced our inventory levels by 7.5% as a result of our inventory initiatives we implemented in fiscal 2015.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., (“Credit Facility”), which was most recently amended in May 2018 (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. We plan to manage our working capital and it is expected that excess cash from operations will be directed toward our growth initiatives and debt reductions.  We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For the first quarter of fiscal 2019, cash flow from operations decreased by approximately $10.7 million to $(16.5) million as compared to $(5.8) million for the first quarter of fiscal 2018.  Free cash flow, a non-GAAP measure, decreased by $11.1 million to $(20.2) million for the first quarter of fiscal 2019 as compared to $(9.1) million for the first quarter of fiscal 2018. The primary reason for this decrease of $11.1 million in free cash flow was due to the timing of working capital.  Accounts payable and accrued expenses at May 4, 2019 were significantly lower than the prior year due to the acceleration and payment of certain inventory receipts and other accruals.  In addition, an increase of $3.0 million in incentive payments also contributed to the decrease in free cash flow.  Capital expenditures for the first quarter of fiscal 2019 increased slightly to $3.7 million as compared to $3.3 million for the first quarter of fiscal 2018.

This decrease in free cash flow, as a result of the timing in working capital, resulted in an increase of $8.7 million in total debt outstanding at May 4, 2019 as compared to May 5, 2018.  The following is a summary of our total debt outstanding at May 4, 2019 with the associated unamortized debt issuance costs:

Credit Facility

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$64,604	$(339)	$64,265
FILO Loan	15,000	(229)	14,771
Total debt	$79,604	$(568)	$79,036

Our Credit Facility provides for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, may be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase (the “Revolving Facility”).  The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the Revolving Facility under the Credit Facility will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 0.25% or 0.50%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 1.25% or 1.50%. The current maturity date is May 24, 2023.

We had outstanding borrowings of $64.6 million under the Credit Facility at May 4, 2019. At May 4, 2019, outstanding standby letters of credit were $2.9 million and outstanding documentary letters of credit were $0.5 million.  The average monthly borrowing outstanding under the Credit Facility during the first three months ended May 4, 2019 was approximately $56.4 million, resulting in an average unused excess availability of approximately $38.8 million. Unused excess availability at May 4, 2019 was $32.3 million.

FILO Loan

The Credit Facility also includes a FILO loan for $15.0 million.  The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time. There can be no voluntary prepayments on the FILO loan during the first year.  After its one-year anniversary, the FILO loan can be repaid, in whole or in part, subject to certain payment conditions.

Borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  At May 4, 2019, the outstanding balance of $15.0 million was in a 2-month LIBOR-based contract with an interest rate of 5.29%.

Capital Expenditures

The following table sets forth the open stores and related square footage at May 4, 2019 and May 5, 2018, respectively:

	May 4, 2019		May 5, 2018
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	220	1,697	216	1,687
DXL Outlets	16	82	15	78
Casual Male XL Retail	60	200	72	248
Casual Male Outlets	29	88	31	95
Rochester Clothing	3	36	5	51
Total Stores	328	2,103	339	2,159

Below is a summary of store openings and closings from February 2, 2019 to May 4, 2019:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At February 2, 2019	216	15	66	30	5	332
New stores(1)	—	—	—	—	—	—
Rebranded stores (2)	4	1	(4)	(1)	—	—
Replaced stores(3)	—	—	—	—	—	—
Closed retail stores(4)	—	—	(2)	—	(2)	(4)
At May 4, 2019	220	16	60	29	3	328
(1)	Represents stores opened in new markets.
(2)	Represents Casual Male XL stores that were remodeled and rebranded to DXL stores.
(3)	Represents DXL stores opened in existing markets with the corresponding Casual Male XL stores closed in such markets in connection with those DXL store openings.
(4)	Represents closed stores for which there were no corresponding openings in the same market.

Our capital expenditures for the first three months of fiscal 2019 were $3.7 million as compared to $3.3 million for the first three months of fiscal 2018. The increase in capital expenditures was primarily due to an increase in our IT infrastructure costs.  During the first quarter of fiscal 2019, we rebranded 4 Casual Male XL retail stores to DXL retail stores and one Casual Male XL outlet to a DXL outlet as compared to opening 4 DXL retail stores and 1 DXL outlet during the first quarter of fiscal 2018.

For fiscal 2019, we plan to open 2 new DXL retail stores, remodel 12 Casual Male XL to DXL retail stores and 1 Casual Male XL outlet to a DXL outlet store.  In addition, we expect to close 5 Casual Male XL retail stores (2 of which will be closed in connection with the opening of the two DXL stores), 1 DXL store and our 5 remaining Rochester Clothing stores.

CRITICAL ACCOUNTING POLICIES

During the first quarter of fiscal 2019, the Company adopted ASU 2016-02, “Leases (Topic 842).”  As a result of the adoption, we established our leases as right-of-use assets of $214.1 million and established corresponding lease liabilities of $254.5 million on our Consolidated Balance Sheet at February 3, 2019. The $40.3 million difference between the right-of-use assets and lease liabilities was primarily attributable to the elimination of certain existing lease-related assets and liabilities as a net adjustment to the right-of-use assets.  In the first quarter of fiscal 2019, we recognized a net credit to opening accumulated deficit of $5.3 million to recognize: (i) the remaining deferred gain of $10.3 million from a sale-leaseback transaction (ii) the recognition of impairments, upon adoption, of certain right-to-use assets of $3.8 million and (iii) the write-off of initial direct costs of $1.2 million. See Note 1 to the Consolidated Financial Statements.

Non-GAAP Financial Measures

Adjusted net loss, adjusted net loss per diluted share, free cash flow and Adjusted EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net loss or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted net loss and adjusted net loss per diluted share. Adjusted net loss and adjusted net loss per share reflect an adjustment assuming a normal tax rate of 26% and the add-back of CEO transition and corporate restructuring costs.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%.

The following table is a reconciliation of net loss and net loss per diluted share (on a GAAP basis) to adjusted net loss and adjusted net loss per diluted share (on a non-GAAP basis) (certain amounts may not foot due to rounding):

	For the three months ended
	May 4, 2019		May 5, 2018
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(3,081)	$(0.06)	$(3,110)	$(0.06)
Adjust:
CEO transition costs	702		130
Corporate restructuring	-		60
Add back actual income tax benefit	(21)		(2)
Add income tax benefit, assuming a normal tax rate of 26%	624		794

Adjusted net loss (non-GAAP basis)	$(1,776)	$(0.04)	$(2,128)	$(0.04)

Weighted average number of common shares
outstanding on a diluted basis		49,602		48,791

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the three months ended
(in millions)	May 4, 2019	May 5, 2018
Cash flow from operating activities (GAAP basis)(1)	$(16.5)	$(5.8)
Capital expenditures, infrastructure projects	(2.0)	(1.9)
Capital expenditures for DXL stores	(1.7)	(1.4)
Free Cash Flow (non-GAAP basis)	$(20.2)	$(9.1)

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before CEO transition costs, restructuring charges and any impairment of assets.  We believe that adjusted EBITDA is useful to investors in evaluating our performance.  With the significant capital investment we have made over the past several years in connection with DXL store openings, we have had increased levels of depreciation and interest, and therefore, management uses adjusted EBITDA as a key metric to measure profitability and economic productivity.

The following table is a reconciliation of net loss to adjusted EBITDA:

	For the three months ended
	May 4, 2019	May 5, 2018
(in millions)
Net loss (GAAP basis)	$(3.1)	$(3.1)
Add back:
CEO transition costs	0.7	0.1
Corporate restructuring	-	0.1
Provision for income taxes	-	-
Interest expense	0.9	0.9
Depreciation and amortization	6.3	7.3
Adjusted EBITDA (non-GAAP basis)	$4.8	$5.3

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

At May 4, 2019, we had outstanding borrowings of approximately $64.6 million, of which approximately $56.0 million were in LIBOR-based contracts with an interest rate of approximately 3.69%. The remainder was prime-based borrowings, with a rate of 5.75%.  At May 4, 2019, the $15.0 million outstanding borrowings under the FILO loan were in a LIBOR-based contract with an interest rate of 5.29%.

Based upon a sensitivity analysis as of May 4, 2019, assuming average outstanding borrowing during the first three months of fiscal 2018 of $56.4 million under our Credit Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $357,000 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL stores located in Ontario, Canada conduct business in Canadian dollars. As of May 4, 2019, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 4, 2019. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 4, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three month period ended May 4, 2019, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.  There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended May 4, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Employment Agreement dated as of February 19, 2019 between the Company and Harvey S. Kanter, which includes the Form of Performance Share Award Agreement and Form of Discretionary Stock Unit Award Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2019, and incorporated herein by reference).

10.2	Fourth Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2019, and incorporated herein by reference).
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: May 24, 2019	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)