Form 10-K/A
period 2019-02-02
DESTINATION XL GROUP, INC.
filed 2019-06-03
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019 (Fiscal 2018)

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	04-2623104
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 828-9300

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	DXLG	NASDAQ Stock Market, LLC

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

The registrant had 49,865,550 shares of Common Stock, $0.01 par value, outstanding as of May 15, 2019.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10−K for the fiscal year ended February 2, 2019 (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10−K.

Except for the amendments described above, this Form 10−K/A does not modify or update the disclosure in our Annual Report on Form 10−K for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission on March 22, 2019.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

In March 2018, we announced that David A. Levin, our President, Chief Executive Officer and a director of our Company, would be stepping down after a 19-year career with the Company.  Effective January 1, 2019, Mr. Levin resigned as President, Chief Executive Officer and a director of the Company but continued to serve as the Company’s Acting Chief Executive Officer (“Acting CEO”) from January 1, 2019 until April 1, 2019.  Mr. Levin will remain an employee of the Company until December 31, 2019, the effective date of his retirement.

On February 19, 2019, the Company announced that Harvey S. Kanter had been appointed President, Chief Executive Officer and a director of the Company, effective April 1, 2019.

Set forth below is certain information regarding our current directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 15, 2019, current committee membership, and the year in which each became a director of our Company:

Name (1)	Age	Director Since	Audit (2)	Compensation (3)	Nominating and Corporate Governance	Cybersecurity and Data Privacy (4)
John Kyees, Chairman of the Board and Director	72	2010	X			C
Harvey S. Kanter, President and Chief Executive Officer and Director	57	2019
Jack Boyle, Director	51	2017			X	X
Lionel F. Conacher, Director	56	2018	X	X
Seymour Holtzman, Director	83	2000
Willem Mesdag, Director	65	2014	X	C
Ward K. Mooney, Director	70	2006	C	X
Mitchell S. Presser, Director	54	2007		X	C
Ivy Ross, Director	63	2013			X	X

C= current member and committee chairperson

X= current member of the committee

(1)	The Marketing Strategy Committee, formed by the Board of Directors (the “Board”) on August 3, 2017, was dissolved on February 7, 2019.
(2)	On August 9, 2018, Mr. Conacher was appointed to the Audit Committee, expanding the committee to four members.
(3)	On August 9, 2018, Mr. Conacher was appointed to the Compensation Committee, expanding the committee to four members.
(4)	On May 9, 2019, Mr. Boyle was appointed to the Cybersecurity and Data Privacy committee.

John E. Kyees has been a director since May 2010 and was appointed Chairman of the Board in January 2019.  From February 2017 through January 2019, Mr. Kyees served as the Company's Lead Independent Director.  From February 2014 until May 2014, Mr. Kyees served as Interim Chief Financial Officer of the Company.  In 2010, Mr. Kyees retired as the chief investor relations officer from Urban Outfitters, Inc., a retail chain, after serving as chief financial officer from 2003 to 2010. Mr. Kyees serves as lead independent director and chairman of the audit committee of Vera Bradley, Inc., a publicly-traded company. Mr. Kyees is also a director and chairman of the audit committee of Arhaus Furniture, a privately-held retailer. Mr. Kyees served as Interim Chief Financial Officer for Arhaus Furniture from November 2015 to March 2016.  Mr. Kyees previously served as a director and member of the audit committee of Rackwise, Inc., a publicly-traded company.  Mr. Kyees brings to the Board extensive executive-level retail experience having served as chief financial officer for several prominent retailers.  His insight with respect to merchandising, operational activities and finance is an asset to our Board.

Harvey S. Kanter is the President, Chief Executive Officer and a director of the Company.  Mr. Kanter joined the Company in February 2019 in a transition role as Advisor to the Acting CEO and assumed the role of President and Chief Executive Officer and a director of the Company in April 2019. Mr. Kanter has over 30 years of business experience, with an extensive background in the retail industry having served from March 2012 until June 2017 as the president and chief executive officer of Blue Nile, Inc., a leading online retailer of high-quality diamonds and fine jewelry. Since March 2012, Mr. Kanter has also served as a member of the board of directors of Blue Nile, Inc. and, since January 2014, he has served as its chairman.  From January 2009 to March 2012, Mr. Kanter was the chief executive officer and president of Moosejaw Mountaineering and Backcountry Travel, Inc., a leading multi-channel retailer of premium outdoor apparel and gear.  From April 2003 to June 2008, Mr. Kanter served in various executive positions at Michaels Stores, Inc. Mr. Kanter served as a director and a member of the compensation committee of Potbelly Corporation, a publicly-traded company, from August 2015 until May 2019. He is also a brand ambassador for the Fred Hutch

Cancer Research Institute, and is an advisory board member to the Seattle University Executive MBA Program. Mr. Kanter brings an extensive knowledge of omni-channel retailing, with strong strategic and operational expertise.

Jack Boyle has been a director since August 2017.  Since February 2019, Mr. Boyle has been the co-president of direct to consumer/omni channel for Fanatics, Inc., a market leader for officially licensed sports merchandise. Prior to that, from December 2017 to February 2019, Mr. Boyle was the co-president of North America direct to consumer/omni channel.  He originally joined the company as president of merchandising in June 2012. From February 2005 to June 2012, Mr. Boyle was the executive vice president, general merchandising manager of women’s apparel, intimate, cosmetics and accessories for Kohl’s Corporation. From October 2003 to February 2005, he served as senior vice president, divisional merchandise manager of women’s apparel for Kohl’s Corporation, vice president of junior sportswear from July 2000 to October 2003 and vice president of planning/allocation for women's apparel from December 1999 to July 2000.  From June 1990 to December 1999, Mr. Boyle held various merchandise positions, including divisional merchandise manager of women’s at May Company.  Mr. Boyle brings to the board extensive experience in merchandising, brand management and omni-channel leadership.

Lionel F. Conacher has been a director since June 2018. From January 2011 to June 2018, Mr. Conacher was a senior advisor for Altamont Capital Partners LLC (“ACP”), a private equity firm.  Mr. Conacher left ACP on June 30, 2018 to pursue the development of a new venture capital fund, Next Ventures, LP.  Mr. Conacher became managing partner of Next Ventures, L.P. in August 2018. Prior to joining ACP, from April 2008 until July 2010, Mr. Conacher was the president and chief operating officer of Thomas Weisel Partners, an investment bank. Additionally, Mr. Conacher served as the chairman of Wunderlich Securities, an investee company of ACP, from December 2013 until July 2017.  He currently is a member of the board of directors of Dakine, a designer and manufacturer of sportswear and sports equipment for the snowboard, ski, surf, skate, bike, kite, and wind communities, and Mervin Manufacturing, a leading designer and manufacturer of snow boards and other board sports equipment.  Mr. Conacher brings extensive financial and operational experience to the Board.

Seymour Holtzman has been a director since April 2000.  From August 2014 to January 2019, Mr. Holtzman served as our Executive Chairman of the Board and from April 2000 to August 2014 as Chairman of the Board.  Mr. Holtzman has been involved in the retail business for over 40 years. For many years, he has been the president and chief executive officer of Jewelcor, Incorporated, a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was chairman of the board and also chief executive officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. For at least the last five years Mr. Holtzman has served as chairman and chief executive officer of Jewelcor Management, Inc., a company primarily involved in investment and management services.  Mr. Holtzman is the chief executive officer and an indirect owner of C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment, and is the managing member of Luxury Swiss, LLC, a retail Rolex watch establishment. Mr. Holtzman was formerly an officer of Homeclick LLC, which is currently the subject of an assignment for the benefit of creditors insolvency proceeding. Mr. Holtzman is a successful entrepreneur with extensive experience working with public companies and provides valuable insight to the Board with respect to strategic planning.

Willem Mesdag has been a director since January 2014.  Since January 2005, Mr. Mesdag has been the managing partner of Red Mountain Capital Partners LLC, an investment management firm. Prior to founding Red Mountain in 2005, Mr. Mesdag was a partner and managing director of Goldman Sachs & Co., which he joined in 1981. Prior to Goldman Sachs, he was a securities lawyer at Ballard, Spahr, Andrews & Ingersoll, which he joined in 1978. He also serves on the board of Heidrick & Struggles International, Inc., a publicly-traded company.  He previously served on the boards of 3i Group plc, Encore Capital Group, Inc., Nature’s Sunshine Products, Inc. and Yuma Energy, Inc., all of which are publicly-traded companies. Having had an extensive career in international investment banking and finance and having served on domestic and international public-company boards, Mr. Mesdag brings to the Board significant knowledge and experience related to business and financial issues and corporate governance.

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

Mitchell S. Presser has been a director since May 2007.  Since July 2014, Mr. Presser has been a partner and the head of U.S. Global Transactions at Freshfields Bruckhaus Deringer LLP.  From January 2014 until July 2014, Mr. Presser was a senior advisor to Paine Schwartz Partners (formerly Paine & Partners, LLC), a private equity firm.  From November 2006 to December 2013, Mr. Presser was a founding partner of Paine & Partners, LLC.  Prior to that, Mr. Presser was a partner with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers & acquisitions.  Mr. Presser has served as a director on the boards of several privately-held companies.  Mr. Presser’s extensive experience in private equity and strategic planning provides valuable insight to the Board.

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

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 47, has been our Executive Vice President, Chief Financial Officer and Treasurer since November 2017.  Prior to that, Mr. Stratton served as our Senior Vice President, Chief Financial Officer and Treasurer from June 2014 to November 2017.  From August 2009 to June 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer.  Mr. Stratton joined the Company in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009.  Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Brian S. Reaves, 58, has been our Executive Vice President and Chief Operating Officer since October 2018.  From November 2017 to October 2018, Mr. Reaves served as our Executive Vice President and Chief Customer Officer.  Prior to that, Mr. Reaves served as our Senior Vice President and Chief Sales Officer since November 2014.  From May 2010 until November 2014, Mr. Reaves was our Senior Vice President of Store Sales and Operations.  Prior to joining our Company, Mr. Reaves was the vice president – outreach and group sales for David’s Bridal from 2007 to 2009.  Before that, Mr. Reaves was the senior vice president of sales for The Bridal Group from 2004 to 2007.

James S. Davey, 54, has been our Executive Vice President and Chief Marketing Officer since March 2018. Prior to joining the Company, Mr. Davey was vice-president of global marketing for Timberland, a VF Corporation brand.  From August 2009 to March 2012, Mr. Davey oversaw global brand marketing, communications, digital marketing, and creative services for Timberland’s footwear and apparel businesses and from March 2012 to March 2018, was additionally responsible for all Timberland’s North American wholesale, retail, and e-commerce marketing. Prior to joining Timberland, Mr. Davey was senior vice-president of marketing and retail development for Nickelodeon & Viacom Consumer Products and served as their vice-president of hard lines from 2001 to 2009.   Prior to 2001, he held senior marketing positions with Polaroid and LEGO Systems, Inc.  Mr. Davey has over 25 years of experience building lifestyle brands in categories from toys to entertainment to footwear and apparel.

Francis C. Chane, 56, has been our Senior Vice President of Supply Chain and Customer Fulfillment since June 2011.  Mr. Chane joined the Company in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was the vice president operations & facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to June 2008.  Prior to that, Mr. Chane held various leadership positions with WearGuard Corporation, a division of Aramark Corporation.

John F. Cooney, 36, has been our Vice President of Finance and Managing Director, Corporate Controller and Chief Accounting Officer since May 2018 and was our Vice President of Finance, Corporate Controller and Chief Accounting Officer since May 2015 and our Vice President of Finance and Corporate Controller since June 2014.  From November 2010 until June 2014, Mr. Cooney was our Director of Financial Accounting and Reporting.  Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.

Anthony J. Gaeta, 49, has been our Senior Vice President of Store Sales and Operations since November 2017. Mr. Gaeta joined the Company in April 2010 as a Zone Vice President and was promoted to Vice President of Store Operations and Training in November 2013 before being named to his current position. Prior to joining the Company, Mr. Gaeta was a regional manager for Men’s Wearhouse from September 2007 until April 2011 and, prior to that, a regional vice president for After Hours Formalwear from March 2006 until September 2007.

Robert S. Molloy, 59, has been our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since May 2018, having previously served as the Company’s Senior Vice President, General Counsel since April 2010 and Secretary of the Company since May 2014.  From February 2008 until April 2010, Mr. Molloy was our Vice President and General Counsel. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008.  Prior to May 1999, Mr. Molloy was a trial attorney.

Allison Surette, 38, has been our Senior Vice President General Merchandise Manager since May 2018.  Prior to that, Ms. Surette was Vice President Merchandise Manager of Private Label, Active, Young Men’s and Outerwear since September 2016.  Ms. Surette joined the Company in May 2006 as an Associate Planner and in June 2008, she transitioned into Merchandising as an Associate Buyer for Branded Collections.  From October 2010 to January 2014, she served as a Buyer of Traditional Branded Collections and Buyer of Private Label Sportshirts and Outerwear. From January 2014 to September 2016, she was the Senior Buyer of Private Label Sportshirts and Outerwear. Prior to joining the Company, Ms. Surette was a planner for TJX from June 2003 until May 2006.

Former CEO

David A. Levin, 68, served as our President, Chief Executive Officer and a director from April 2000 until December 2018. From January 2019 to March 2019, Mr. Levin served in a transition role as Acting CEO.  Prior to joining the Company, from 1999 to 2000, he served as the executive vice president of eOutlet.com and served as president of Camp Coleman, a division of The Coleman Company, from 1998 to 1999.  Prior to that, Mr. Levin was president of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also president of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995.  In May 2017, Mr. Levin joined the board of directors of Lumber Liquidators, a publicly-traded company. Mr. Levin previously served on the board of directors of Christopher & Banks Corporation, a publicly-traded company.

There are no family relationships between any of our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors during fiscal 2018, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, except that (1) a Form 4 filing for each of Messrs. Levin, Stratton, Reaves, Davey, Molloy, Chane, Cooney, Gaeta and Ms. Surette to report awards granted on October 24, 2018 were filed late, and (ii) a Form 3 for Mr. Conacher to report his initial equity grant on June 11, 2018 was filed late.

Code of Ethics

We have adopted a Code of Ethics for Directors, Officers and Financial Professionals (the “Code of Ethics”). The full text of the Code of Ethics can be found under “Corporate Governance –Charters & Policies” on the Investor Relations page of the our corporate web site, which is at https://investor.dxl.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website.  We also have a Code of Ethics for all of our associates.  Annually, our directors and associates, including our officers, are asked to certify that they have read and are in compliance with our Code of Ethics.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is currently comprised of Messrs. Mooney, Conacher, Kyees and Mesdag.  Each of the members of the Audit Committee is independent, as independence for Audit Committee members is defined under the rules of Nasdaq. Messrs. Conacher, Mesdag, Mooney and Kyees each qualify as an audit committee financial expert under the rules of the SEC.

The Audit Committee operates under a written charter, which can be found under “Corporate Governance - Charters & Policies” on the Investor Relations page of our website at https://investor.dxl.com.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders that was filed with the SEC on July 13, 2018.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides a summary of our executive compensation philosophy and programs, and discusses the compensation paid to our former Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and other executive officers for fiscal 2018 (collectively, our “Named Executive Officers”).

Our Named Executive Officers for fiscal 2018 were:

➢	David A. Levin, Former President and Chief Executive Officer and Former Acting Chief Executive Officer (“Acting CEO”)
➢	Peter H. Stratton, Jr., Executive Vice President, Chief Financial Officer and Treasurer
➢	Brian S. Reaves, Executive Vice President and Chief Operating Officer
➢	James S. Davey, Executive Vice President and Chief Marketing Officer
➢	Robert S. Molloy, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary

CEO Transition

In March 2018, we announced Mr. Levin’s plan to retire as President, Chief Executive Officer and a director of our Company. In connection with the announcement, we entered into a Transition Agreement with Mr. Levin, which modified and supplemented certain terms of Mr. Levin’s existing employment agreement.  See “Employment Agreements- David A. Levin, Former Chief Executive Officer and Former Acting CEO” below for a detailed discussion of the transition and Mr. Levin’s compensation. Effective January 1, 2019, Mr. Levin resigned as President, Chief Executive Officer and a director of the Company.  Because no successor CEO had been hired as of that date, pursuant to a Letter Agreement dated November 27, 2018, Mr. Levin assumed the role of Acting CEO, effective January 1, 2019.

Subsequent to the end of fiscal 2018, Harvey S. Kanter was appointed President, CEO and a director of the Company, effective April 1, 2019.  Accordingly, Mr. Levin resigned as Acting CEO on April 1, 2019.  The terms of employment with Mr. Kanter are discussed below under “Employment Agreements – New Chief Executive Officer – Harvey S. Kanter.”

Fiscal 2018 Financial Highlights

Fiscal 2018 was a pivotal year for our Company as we addressed several foundational issues in the business and also launched a number of growth and development initiatives.  In an effort to accelerate our path to profitability, during fiscal 2018, we reduced our corporate headcount by 15%, which resulted in cost savings of approximately $6.0 million in fiscal 2018 and amended our $125.0 million revolving credit facility with Bank of America to extend the facility to May 2023 and to include a $15.0 million “first-in, last-out” (FILO) loan that enabled us to retire our existing long-term debt and reduce overall interest costs.

From an operational perspective, we:

•

launched a new wholesale segment, focused on product development and distribution relationships with key retailers, which includes both private-label and co-branded big & tall men’s clothing lines.  This included entering into an agreement with Amazon to provide men’s big & tall sizes for its Amazon Private Brand, Amazon Essentials, under the name “Amazon Essentials Fit by DXL”;

•	launched our new website in the third quarter of fiscal 2018, and subsequently acquired the domain name “dxl.com” in the fourth quarter of fiscal 2018;
•

completed a six-month customer segmentation study with over 4,000 customers that will be the foundation as we begin to tailor our marketing with a more targeted, personalized and data driven model; and,

•	successfully rebranded three existing Casual Male XL stores to DXL stores, opening up the opportunity to stay in current markets with limited capital investment.

Many of these initiatives contributed to our financial improvement in fiscal 2018, with comparable sales growth of 3.0%.  Our net loss for fiscal 2018, was $(13.5) million, or $(0.28) per diluted share, compared to a net loss of $(18.8) million, or $(0.39) per diluted share, in fiscal 2017.  Results for fiscal 2018 included $2.4 million of costs associated with the CEO transition, $1.9 million of corporate restructuring costs and asset impairment charges of $4.6 million. Excluding these items and assuming a normalized tax rate, the adjusted net loss for fiscal 2018 was $(3.5) million, or $(0.07) per diluted share, compared to an adjusted net loss of $(12.8) million, or $(0.26) per diluted share, in fiscal 2017.  Adjusted EBITDA for fiscal 2018, improved $10.3 million to $27.4 million from

$17.1 million in fiscal 2018. Adjusted net loss, adjusted net loss per diluted share and Adjusted EBITDA are non-GAAP measures.  Please see “Non-GAAP Financial Measures” below for a reconciliation of adjusted net loss, adjusted net loss per diluted share and adjusted EBITDA to their GAAP measures.

Fiscal 2018 Executive Compensation Highlights

We believe that the compensation of our Named Executive Officers should be aligned with the performance of the Company.  The Company’s financial performance in fiscal 2018 improved from fiscal 2017 and the management team accomplished many key initiatives during the year to put the Company on the path to profitability. As a result, total compensation earned by our Named Executive Officers in fiscal 2018 increased from fiscal 2017, primarily due to an increase in performance-based compensation. The following table shows total compensation earned for each Named Executive Officer for fiscal 2018, compared to fiscal 2017.

Named Executive Officer	Fiscal 2018 (1)	Fiscal 2017	% Change
David A. Levin	$2,443,789	$1,665,320	46.7%
Peter H. Stratton, Jr.	$821,669	$620,253	32.5%
Brian S. Reaves	$988,989	$530,112	86.6%
James S. Davey	$1,083,607	$-	-
Robert S. Molloy	$711,069	$579,696	22.7%
(1)

Mr. Reaves received a salary increase in October 2018 in connection with his promotion to Executive Vice President and Chief Operating Officer.  Mr. Molloy received a salary increase in May 2018 in connection with his promotion and the added responsibilities of Chief Administrative Officer. Mr. Davey’s compensation for fiscal 2018 includes an aggregate fair value of $0.2 million associated with the grant of equity awards in connection with his hiring.

Realized Pay of CEO

The following chart shows the Company’s Adjusted EBITDA over the past five years in relation to Mr. Levin’s compensation on both a Total Direct Compensation (“TDC”) basis, as reported in the Summary Compensation Table, and also on a Realized Pay basis.  Realized Pay reflects base salary, cash-based annual incentive compensation paid and cash-based long-term incentive earned, plus the value realized upon the exercise of options and the vesting of any restricted stock or restricted stock units.  We believe that Mr. Levin’s TDC and Realized Pay correlate to the Company’s financial performance.

Executive Compensation Philosophy and Objectives

Our Compensation Committee is responsible for establishing, implementing and monitoring adherence to the Board’s compensation philosophy, which is to ensure that executive compensation is fair, reasonable, competitive and consistent with the interests of the Company’s stockholders.

The Compensation Committee believes that an effective executive compensation program will:

•	Attract, retain and engage the executive talent the Company requires to perform in line with the Board’s expectations;
•	Recognize and reward the achievement of specific annual and long-term performance goals through a combination of cash and stock-based compensation; and
•	Align the Company’s executives’ interests with those of its stockholders.

When reviewing compensation, the Compensation Committee emphasizes TDC.  TDC consists of total cash compensation (base salary and annual performance-based cash incentive awards) plus long-term incentive awards, which are primarily stock-based, and other compensation.  Every year, we assess the effectiveness of our compensation plans and are continually working to strengthen our overall compensation program by adjusting performance metrics to ensure that compensation is aligned with performance that drives stockholder value.  We also compare our performance metrics to those used by our peers, and take into consideration the recommendations of proxy advisory services.

Key Features of Our Executive Compensation Program

We believe that the Company’s executive compensation program includes key features that align the compensation for the Named Executive Officers with the interests of our stockholders.

What We Do	What We Don’t Do
✓ Focus on performance-based pay	✘ No re-pricing of underwater options
✓ Balance short-term and long-term incentives	✘ No hedging of Company stock
✓ Use multiple targets for performance awards	✘ No tax gross-up on severance payments
✓ Provide executives with very limited perquisites	✘ No active supplemental executive retirement plan
✓ Require “double-trigger” change-in-control provisions
✓ Maintain a “clawback” policy, adopted in August 2018 covering incentive cash and equity programs
✓ Seek to mitigate undue risk in compensation plans
✓ Utilize an independent compensation consultant

Use of Compensation Consultants

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in carrying out its duties, including the compensation of our Named Executive Officers. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors.

The Compensation Committee periodically consults with Sibson Consulting (“Sibson”), an independent firm that specializes in benefits and compensation, with respect to the structure and competitiveness of the Company’s executive compensation program compared to its proxy peer group. The Compensation Committee has assessed Sibson’s independence, and has concluded that no conflict of interest exists with respect to the services that it performs.  In early fiscal 2018, the Compensation Committee engaged Sibson to evaluate the compensation of our CEO in comparison to the fiscal 2018 proxy peer group and in early 2019 to evaluate the compensation of our other NEOs in comparison to the same proxy peer group.

Fiscal 2018 Target Compensation

CEO Compensation.  The Compensation Committee is responsible for determining the target compensation of our CEO.  Working with Sibson, the Compensation Committee compared each element of the CEO’s compensation (base salary, annual and long-term incentive compensation (“Direct Compensation”)) to published survey data and data from its proxy peer groups.  Based on the review completed by Sibson in early 2018, using 2017 compensation data, Mr. Levin’s target Direct Compensation was below median, at 91% of the median of the Company’s 2018 proxy peer group.  Mr. Levin’s actual Direct Compensation was at 61% of the median target compensation of that peer group.

Other Named Executive Officers.  Our CEO is primarily responsible for determining the compensation paid to our other Named Executive Officers, subject to the review and approval of the Compensation Committee.  Our other Named Executive Officers are provided with a competitive base salary and an opportunity to earn performance awards each year, which are driven by our overall financial targets.  In early 2019, Sibson reviewed the compensation paid to our other Named Executive Officers, and concluded that it was within the median (or 50% percentile) of the 2018 proxy peer group. See “Compensation Components and Fiscal 2018 Compensation Decisions”

Our Peers

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers, we focus primarily on public companies within the specialty retail apparel business with similar revenue and/or market capitalization.  The companies in the fiscal 2018 peer group were:

•	Boot Barn Holding, Inc.	•	Francesca’s Holding Corp.	•	Trans World Entertainment

•	Build-A-Bear Workshop, Inc.	•	Kirkland’s, Inc.	•	Vera Bradley

•	Cato Group	•	Movado Group	•	Vince Holding Corp.

•	Christopher & Banks	•	Sportsman’s Warehouse	•	Zumiez, Inc.

•	Citi Trends	•	Tile Shop Holdings

•	Destination Maternity	•	Tilly’s Inc.

For fiscal 2019, we updated our peer group to remove Trans World Entertainment and add Duluth Holding, Inc.

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

At our 2018 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2018 Proxy Statement.  Of the votes cast on the say-on-pay proposal, 87.3% voted in favor of the proposal.  The Compensation Committee considered the results of the 2018 advisory vote and believes that it affirms support of our stockholders for our approach to executive compensation, namely to align short- and long-term incentives with the Company’s financial performance.  We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

Risk Assessment/Clawback

We believe that our compensation programs do not provide incentives for unnecessary risk taking by our employees. Our employment agreements with each of our Named Executive Officers include a “clawback” provision that permits us to demand full repayment of certain amounts paid to the executive in the event we learn, after the executive’s termination, that the executive could have been terminated for “justifiable cause.”  In addition, in August 2018, our Compensation Committee approved the Executive

Incentive Pay Clawback Policy (“Clawback Policy”) that would allow the Company to recover all Excess Incentive-Based Compensation, as defined in the Clawback Policy, from each Executive who willfully committed an act of fraud, dishonesty, or recklessness that contributed to any error or noncompliance that results in a financial restatement. Incentive-Based Compensation includes all cash and equity awards.

Our emphasis on performance-based annual and long-term incentive awards is also designed to align executives with preserving and enhancing shareholder value. Based on these considerations, among others, we do not believe that our compensation policies and practices create risks that are likely to have a material adverse effect on our Company.

Compensation Components and Fiscal 2018 Compensation Decisions

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

The Compensation Committee expects the CEO’s base salary to be at or near the peer group median, and to be approximately one-third of his target Direct Compensation.  Our CEO determines the base salary of our other Named Executive Officers, subject to the review and approval of the Compensation Committee.  The target for such compensation is the median of the peer group and published industry compensation surveys.

For fiscal 2018, Mr. Levin’s base salary remained unchanged. During fiscal 2017, Mr. Stratton received a 6.8% increase in base salary, to $395,000, to bring him in line with external peers and in connection with his promotion to Executive Vice President. Mr. Reaves received an increase in base salary in November 2017 to $400,000, in connection with his promotion to Executive Vice President and Chief Sales Officer and in October 2018, he received an additional increase of 25% to $500,000, in connection with his promotion to Executive Vice President and Chief Operating Officer.  In May 2018, Mr. Molloy received an 8.7% increase in base salary, to $375,000, in connection with his promotion to Chief Administrative Officer.

•	Performance-based Annual Incentive Plan

The Compensation Committee believes that a substantial portion of each Named Executive Officer’s compensation should tie directly to our Company’s financial performance.  Our Annual Incentive Plan (“AIP”) provides for an annual performance-based cash incentive for all executives as well as certain non-executive employees.

For fiscal 2018, Mr. Levin’s target participation in the AIP was at 100% of his annual salary, whereas our Executive Vice Presidents were at 55% of their respective salaries and Senior Vice Presidents were at 40% of their respective salaries.

For fiscal 2018, the Compensation Committee modified the 2018 AIP performance metrics in keeping with the Board’s objective to drive profitability and free cash flow through revenue growth at acceptable margins. Our targets for the 2018 AIP, as compared to fiscal 2017, reflect the fact that fiscal 2018 was a 52-week period as compared to fiscal 2017, which was a 53-week year and therefore included an additional week of sales, earnings and cash flow. In addition to overall financial and operating performance metrics, there were specific departmental metrics for our marketing, digital, store operations and merchandising/planning & allocation business units, as well as a discretionary component based on individual performance targets.  As described in the table below, the overall financial and operating performance metrics represented 80% and individual performance represented 20% of the AIP for Messrs. Levin, Stratton, Reaves and Molloy.  For Mr. Davey, overall financial and operating performance metrics represented 60%, departmental metrics represented 20%, and individual performance represented 20% of the AIP.  We believe that these modifications better aligned the compensation of our employees with their contribution to our business results.

The performance metrics approved by the Compensation Committee and actual results against these metrics were as follows:

2018 Annual Incentive Plan

	Metric	Award % Attributable to Target for NEOs except Mr. Davey	Award % Attributable to Target for Mr. Davey	Minimum/Maximum Potential Payout	2018 Target	2018 Actual**	Payout %
Target 1	Sales	25.0%	20.0%	100% payout at target, with 50% payout at 98.5% of target and 150% payout at 102.1% of target.	$470.0 million	$470.9 million	104.6%
Target 2	Adjusted EBITDA	25.0%	20.0%	100% payout at target, with 50% payout at 86.0% of target and 150% payout at 120.0% of target.	$25.0 million	$ 28.5 million	134.8%
Target 3	Gross Margin Dollars	15.0%	10.0%	100% payout at target, with 50% payout at 96.9% of target and 150% payout at 103.1% of target.	$211.5 million	$ 210.9 million	95.2%
Target 4	Free Cash Flow	15.0%	10.0%	100% payout at target, with 50% payout at 76.9% of target and 150% payout at 123.1% of target.	$13.0 million	$12.1 million	85.1%
Target 5	Discretionary – Personal Goals	20.0%	20.0%	Discretionary, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance will be evaluated by the Compensation Committee). ***	Varies by NEO	Varies by NEO	20.0%
Departmental Goals, if applicable	Marketing Goals	-	20.0%	10% Customer Count Goal and 10% DXL Store Traffic Goal	1,560,000 customers; 1.0% store traffic	1,530,297 customers; (1.6%) store traffic	No payout

**For purposes of the 2018 AIP, fiscal 2018 actual results were adjusted to exclude certain revenues, expenses and cash flows, which were not considered in the establishment of the Company’s 2018 targets, including its wholesale business.

*** The personal goals for Messrs. Reaves, Davey and Molloy consisted of a combination of subjective and quantifiable goals specific to their respective corporate function.  The personal goals for our CFO were quantifiable and were primarily tied to managing debt levels and the execution of the corporate restructuring.  Our CEO’s personal goals were primarily tied to the overall financial performance of the Company, the CEO transition and the launch of the wholesale business.

The performance targets were derived from the Company’s operating plan for fiscal 2018, and the Compensation Committee believed that it was possible, with an approximate 50% probability, to meet or exceed each of the targets.  As a result of achieving the performance targets for fiscal 2018, as shown above, on March 19, 2019 the Compensation Committee approved cash bonus payouts ranging from 80.9% to 114.5%.  Messrs. Levin, Stratton, Reaves and Molloy each received a cash bonus payout of 106.9% and Mr. Davey received a cash bonus payout of 85.9%. The total cash award paid to 98 participants was approximately $3.9 million, with $1.7 million of that amount being paid to the Named Executive Officers.

2019 Annual Incentive Plan

On May 1, 2019, the Compensation Committee approved the Company’s Fourth Amended and Restated Annual Incentive Plan.  The AIP was amended, among other things, to:

•	allow the Compensation Committee to set a participant’s maximum payout above 150% of target;
•

provide that employees, who are hired during the plan year, are eligible to participate in the AIP on a pro-rated basis, so long as they are hired prior to the first day of the fourth quarter of the fiscal year;

•

modify provisions regarding eligibility to receive an award upon certain qualifying termination events to clarify the methodology for making pro-rata payments to eligible participants and the time of payment;

•

clarify the Compensation Committee’s ability to exclude from the performance metrics the impact of:  (i) restructurings, discontinued operations, extraordinary items, and other unusual or non-recurring charges, (ii) an event either not directly related to the operations of the Company or not within the reasonable control of the Company’s management, (iii) a change in accounting standards required by generally accepted accounting principles, or (iv) any other item or event specified by the Compensation Committee at the time the goals are set; and,

•

eliminate the default provision indicating that awards made to Covered Employees are intended to qualify as “performance-based compensation” that is exempt from the deduction limitations imposed by Section 162(m) of the Internal Revenue Code as such exemption for performance-based compensation was eliminated by the Tax Cuts and Jobs Act of 2017.

On May 1, 2019, the Compensation Committee established the financial and operating performance metrics for the 2019 AIP.  Similar to fiscal 2018, the performance targets were expanded to include departmental targets for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation, as well as discretionary personal goals.

The Company’s financial performance metrics for the 2019 AIP include Sales and Adjusted EBITDA and represent 80% of the AIP for Messrs. Kanter, Stratton, Reaves and Molloy and 40% of the AIP for Mr. Davey.  With the recent appointment of Mr. Kanter to President and CEO, the Compensation Committee felt it was necessary to decrease the number of financial targets for fiscal 2019 and focus on Sales and Adjusted EBITDA to allow Mr. Kanter the flexibility to implement or modify any business initiatives without making other targets under the 2019 AIP irrelevant.  Given that, these two financial targets support the Company’s primary business objective of driving top-line growth and improved profitability.  Mr. Davey’s performance metrics include specific marketing and digital targets, and represent 40% of his AIP.  Discretionary personal goals represent the remaining 20%.  These discretionary goals are pre-established and are an important component to the success of our strategic goals.  Pursuant to the terms of the Transition Agreement, Mr. Levin will receive a payout based on the actual performance achieved under the 2019 AIP, see “Employment Agreements - Estimated Potential Payments to Mr. Levin under the Transition Agreement.”

The 2019 AIP performance metrics approved by the Compensation Committee are as follows:

	Metric	Award % Attributable to Target for NEO’s other than Mr. Davey and Mr. Levin	Award % Attributable to Target for Mr. Davey	Minimum/Maximum Potential Payout
Target 1	Sales	40.0%	20.0%	100% payout at target, with 50% payout at 97.9% of target and 150% payout at 102.1% of target, with the exception of Mr. Kanter who is eligible for maximum payout of 200% at 102.1% of target.
Target 2	Adjusted EBITDA	40.0%	20.0%	100% payout at target, with 50% payout at 81.4% of target and 150% payout at 118.6% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 118.6% of target.

Target 3	Discretionary – Personal Goals	20.0%	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance will be evaluated by the Compensation Committee).  Participants are eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who is eligible to receive a discretionary award up to 40%.

Departmental Targets	Marketing & Digital	-	40.0%

Includes several marketing statistics, including traffic, customer counts, POS markdown percentage, advertising sales ratio, online conversion and web traffic.  The Company does not publicly disclose many of these statistics.

The target levels for each performance metric are derived from the Company’s annual operating plan and budget for the fiscal year, and are intended to be achievable, with an approximate 50% probability.  The likelihood of achieving the 2019 targets reflects the challenges inherent in achieving the goals and objectives of an ambitious operating plan and budget.

For fiscal 2019, Mr. Kanter, as President and CEO, will participate at 100% of his salary; Messrs. Stratton, Reaves and Davey, as Executive Vice Presidents, will participate at 55% of their respective salaries; and Mr. Molloy, as a Senior Vice President, will participate at 40% of his salary.

•	Long-term incentive plans

The Company’s long-term incentive plans are designed to ensure that the interests of our executives are aligned with those of our stockholders to create sustainable shareholder value and to promote executive retention.

In March 2016, the Compensation Committee approved the Destination XL Group, Inc. Long-Term Incentive Plan, as amended (the “LTIP”). Under the outstanding LTIPs, each participant in the plan is entitled to receive an award based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage, which is 100% for the CEO and 70% for the other Named Executive Officers.  For each participant, 50% of the Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  The LTIP is a dollar-denominated plan and, therefore, no awards for the performance-based compensation are granted unless the performance metrics are achieved.

Under the original LTIP, the performance period was two years.  However, the LTIP was amended in June 2018 by executing the Second Amended and Restated LTIP, as further amended in October 2018, which among other things, extended the performance period to three years, beginning with grants in fiscal 2018. The following is a summary of the two LTIPs in effect during fiscal 2018 with a separate discussion of each plan’s respective performance period below:

Summary of LTIPs:	2017-2018		2018-2020

Effective date	March 31, 2017		October 24, 2018
Performance period	2 years		3 years
End of Performance Period	February 2, 2019		January 30, 2021
Target cash value	Annual Salary * Participation Rate		Annual Salary * Participation Rate
	Time-Based	Performance-Based	Time-Based	Performance-Based
Allocation of Target Cash Value	50%	50%	50%	50%
Award type	RSUs at effective date	RSUs, when earned, metrics discussed below	RSUs at effective date	RSUs, when earned, metrics discussed below
Vesting period	50% April 1, 2019 50% April 1, 2020	any award earned subject to additional vesting through August 31, 2019	25% October 24, 2019 25% April 1, 2020 25% April 1, 2021 25% April 1, 2022	any award earned subject to additional vesting through August 31, 2021

2017-2018 Performance Period

On March 31, 2017, the Compensation Committee established two performance targets for the 2017-2018 Performance Period under the LTIP (the “2017-2018 LTIP”), each weighted 50%, and further approved that all awards would be issued in restricted stock units (“RSUs”).  The following is a summary of the performance targets under the 2017-2018 Performance Period and actual performance achieved:

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout	2018 Target	2018 Actual	Payout %
Target 1	Total Comparable Sales*	50.0%	100% payout at target, with 50% payout at 60.6% of target and 150% payout at 136.4% of target.	6.6%	4.0%	50.0%
Target 2	Modified ROIC**	50.0%	100% payout out at target, with 50% payout at 31.3% of target and 150% payout at 171.9% of target.	3.2%	(9.1)%	—

* Total Comparable Sales is defined as two-year stack, which is the sum of total Company comparable sales for fiscal 2017 and fiscal 2018, with an annual minimum comp requirement of 2.0% in fiscal 2018.

** Modified ROIC is defined as operating income divided by invested capital (defined as total debt plus stockholders’ equity and excludes any deduction of cash).

The minimum threshold for the Modified ROIC target was not achieved, but the Company did achieve, at threshold, its Total Comparable Sales target, resulting in a blended payout of performance-based compensation of 25.0% of target.  Accordingly, subsequent to the end of fiscal 2018, on March 19, 2019, the Compensation Committee approved the grant of RSU awards totaling $0.5 million, with a grant date of March 19, 2019, with $0.2 million of that amount being awarded to the Named Executive Officers.  The awards are subject to further vesting through August 31, 2019.

2018-2020 Performance Period

On October 24, 2018, the Compensation Committee established two performance targets under the 2018-2020 LTIP and further approved that all awards would be issued in RSUs. The performance targets for the 2018-2020 Performance Period are:

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout
Target 1	Three-year average Adjusted EBITDA margin	75.0%	100% payout at target, with 50% payout at 85.7% of target and 150% payout at 114.3% of target.
Target 2	Three-year relative total shareholder return as compared to the Company’s 2018 disclosed proxy peer group*	25.0%	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.

*For the Company and each of its 2018 disclosed proxy peers, the three-year relative total shareholder return will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at February 2, 2018 and January 29, 2021, adjusted for any dividends received.

For the 2018-2020 Performance Period, the metrics reflect the Company’s primary objective of returning to profitability and driving shareholder return.  As with our 2018 AIP and 2017-2018 LTIP, we will disclose our targets under the 2018-2020 LTIP once the performance period has ended.

The following table illustrates the components of the LTIP with the respective vesting dates, illustrating that the time-based portion of the LTIP acts as a retention tool:

			Vesting of Awards by Fiscal Year:
		% of
Approval date	Performance Period	total award	2018	2019	2020	2021	2022
3/31/2017	2017-2018 LTIP
	Time-Based Awards - vest April 1, subject to forfeiture	50%	—	50%	50%	—	—
	Performance-Based Awards - vest August 31, if achieved	50%	—	100%	—	—	—

10/24/2018	2018-2020 LTIP
	Time-Based Awards - vest April 1 (1), subject to forfeiture	50%	—	25%	25%	25%	25%
	Performance-Based Awards - vest August 31, if achieved	50%	—	—	—	100%	—

(1)	The first tranche of time-based awards vest on the later of April 1 following the end of the first year of the performance period or one year from the date of grant.

•	Discretionary Cash and Equity Awards

In particular circumstances, we may utilize cash signing bonuses and equity-based awards when certain employees join the Company.

With the exception of the grant of equity awards to Mr. Davey in connection with his hiring, there were no discretionary cash or equity awards granted to our Named Executive Officers in fiscal 2018.

•	Other Compensation

In addition to our life insurance programs available to all of our employees, we also paid the insurance premium for an additional $2.0 million life insurance policy for Mr. Levin to the benefit of his designated beneficiaries.

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

Prior to the passage of the Tax Cut and Jobs Act of 2017 (“Tax Act”), Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallowed a tax deduction for compensation in excess of $1.0 million a year to certain officers, including the Chief Executive Officer, unless such excess compensation qualified as “performance-based compensation.” The Tax Act, among other things, repealed the performance-based compensation exemption with respect to taxable years beginning after December 31, 2017, subject to certain transition rules. In addition, the Tax Act expanded the group of officers whose compensation is subject to the Section 162(m) deduction limitations. Accordingly, other than with respect to certain grandfathered compensation, the $1.0 million deduction limitation now applies to (i) anyone serving as the Company’s Chief Executive Officer or Chief Financial Officer at any time during the taxable year, (ii) the top three other highest compensated executive officers of the Company serving at the end of the taxable year and (iii) any individual who had been a covered employee for any taxable year of the Company that started after December 31, 2016. We previously considered the effect of Section 162(m) when structuring our executive compensation and, when feasible, complied with exemptions in Section 162(m) so that the compensation remained tax deductible to us.

Non-GAAP Financial Measures

Adjusted net loss, adjusted net loss per diluted share and Adjusted EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net loss or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted net loss and adjusted net loss per diluted share. Adjusted net loss and adjusted net loss per share reflect an adjustment assuming a normal tax rate of 26% and the add-back of CEO transition, corporate restructuring costs and impairment of assets. We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%. The following table is a reconciliation of net loss and net loss per diluted share (on a GAAP basis) to adjusted net loss and adjusted net loss per diluted share (on a non-GAAP basis) (certain amounts may not foot due to rounding):

	Fiscal 2018		Fiscal 2017
(in thousands, except per share data)	$	Per diluted share	$	Per diluted share

Loss before tax provision, on a GAAP basis	$(13,581)	$(0.28)	$(21,398)	$(0.44)
Provision (benefit) for income taxes	$(50)	$(0.00)	$(2,572)	$(0.05)
Net loss, on a GAAP basis	$(13,531)	$(0.28)	$(18,826)	$(0.39)

Add back:
Impairment of assets	$4,579	$0.09	$4,095	$0.08
Corporate restructuring	1,904	$0.04	—	—
CEO transition costs	2,404	$0.05	—	—
Actual benefit for income taxes	(50)	$(0.00)	(2,572)	$(0.05)
Adjusted loss before income taxes	$(4,694)	$(0.10)	$(17,303)	$(0.35)
Income tax benefit, assuming a normalized tax rate of 26%, with no AMT Benefit in 2017	$(1,220)	$(0.02)	$(4,499)	$(0.09)
Adjusted net loss, non-GAAP basis	$(3,474)	$(0.07)	$(12,804)	$(0.26)

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

The following is a reconciliation of Adjusted EBITDA and EBITDA from Net Loss, on a GAAP basis:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net loss, on a GAAP basis	$(13.5)	$(18.8)	$(2.3)	$(8.4)	$(12.3)
Add back:
Benefit (provision) for income taxes	0.1	2.6	(0.2)	(0.3)	(0.2)
Interest Expense	(3.5)	(3.4)	(3.1)	(3.0)	(2.1)
Depreciation and amortization	(28.7)	(31.1)	(30.2)	(28.4)	(23.7)
EBITDA	18.5	13.0	31.2	23.3	13.8
Deduct: Income (loss) from discontinuing operations	-	—	—	—	(1.1)
EBITDA from continuing operations	$18.5	$13.0	$31.2	$23.3	$14.9
Add back: Corporate restructuring	1.9	—	—	—	—
Add back: CEO transition costs	2.4	—	—	—	—
Add back: Impairment charges	4.6	4.1	0.4	—	0.3
Adjusted EBITDA	$27.4	$17.1	$31.6	$23.3	$15.2

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee
Willem Mesdag, Chairman
Lionel Conacher
Mitchell Presser
Ward K. Mooney

Summary Compensation Table.  The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our Named Executive Officers for fiscal 2018.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David A. Levin	2018		$811,200	—	$506,998	—	$867,173	$258,418	$2,443,789
Former President and Chief Executive	2017		$826,800	—	$515,923	—	$285,246	$37,351	$1,665,320
Officer and former Acting CEO	2016		$811,200	—	$610,834	—	$670,052	$39,915	$2,132,001

Peter H. Stratton, Jr.	2018		$395,000	—	$169,307	—	$232,240	$25,122	$821,669
Executive Vice President, Chief	2017	(5)	$384,038	—	$158,496	—	$52,997	$24,722	$620,253
Financial Officer and Treasurer	2016		$333,462	—	$157,649	—	$113,574	$25,305	$629,989

Brian S. Reaves	2018		$432,692	—	$201,248	—	$254,401	$100,648	$988,989
Executive Vice President and	2017	(5)	$325,000	—	$133,560	—	$44,850	$26,702	$530,112
Chief Operating Officer	2016		$300,000	—	$153,703	—	$131,963	$27,452	$613,118

James S. Davey	2018		$403,269	—	$328,147	$150,000	$190,303	$11,888	$1,083,607
Executive Vice President and
Chief Marketing Officer

Robert S. Molloy	2018		$366,346	—	$161,434	—	$156,650	$26,639	$711,069
Senior Vice President, Chief Administrative	2017	(5)	$351,635	—	$152,642	—	$48,526	$26,893	$579,696
Officer, General Counsel and Secretary	2016		$341,923	—	$174,808	—	$154,130	$27,661	$698,522

(1)

The amounts reflect the fair value, as of grant date, of awards computed in accordance with FASB ASC Topic 718, and not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

(2)

The amounts shown in the Stock Award column for fiscal 2018 represent the fair value, as of grant date, of (a) time-based restricted stock units (RSUs) granted pursuant to the 2018-2020 LTIP and (b) RSUs earned for the partial achievement of performance targets under the 2017-2018 LTIP. The amount for Mr. Davey also includes a grant of time-based restricted stock pursuant to the 2017-2018 LTIP and a sign-on grant of restricted stock. See below for a breakdown of stock awards.

The amount shown in the Option Award column for fiscal 2018 represents the fair value, as of grant date, of a sign-on grant of stock options to Mr. Davey.  See “Grants of Plan-Based Awards” for more information regarding equity awards granted in fiscal 2018.

The fair value associated with the performance-based component of the equity awards under the 2018-2020 LTIP was determined based on the probable outcome of the performance conditions as of the service-inception date.  Because the achievement of the performance targets under the 2018-2020 LTIP was not deemed probable as of the service-inception date, no value was attributed to the performance-based portion of these awards.  The following reflects the fair values of the performance-based portion of the 2018-2020 LTIP assuming the highest level of performance conditions will be achieved for each of the Named Executive Officers:

David A. Levin	$608,400
Peter H. Stratton, Jr.	$207,375
Brian S. Reaves	$262,500
James S. Davey	$236,250
Robert S. Molloy	$196,875
(3)	Represents cash awards earned under the Company’s AIPs for each respective year. Fiscal 2016 also included the cash awards earned under the Company’s 2013-2016 LTIP and its 2016 Wrap-Around Plan.
(4)	See table “All Other Compensation” below for a breakdown of 2018 amounts reflected in this column
(5)

In our 2017 proxy statement, the annual salary amounts were understated for Messrs. Stratton, Reaves and Molloy of $9,134, $11,538 and $6,635, respectively, therefore the amounts in the “Salary” and “Total” columns in our 2017 proxy statement were understated.  These amounts for 2017 have been corrected in this Summary Compensation Table.

The following table provides a breakdown of the amounts in 2018 in the “Stock Awards” column of the Summary Compensation Table above:

Name	2017-2018 LTIP (1)	2017-2018 LTIP (2)	2018-2020 LTIP (3)	Sign-on Award (4)	Total Stock Awards
David A. Levin	$101,398	$—	$405,600	$—	$506,998
Peter H. Stratton, Jr.	$31,060	$—	$138,247	$—	$169,307
Brian S. Reaves	$26,249	$—	$174,999	$—	$201,248
James S. Davey	$19,128	$76,520	$157,499	$75,000	$328,147
Robert S. Molloy	$30,186	$—	$131,248	$—	$161,434
(1)

Represents RSUs earned for performance achieved under the 2017-2018 LTIP that were granted in March 2019.  The potential value of this award at threshold, target and maximum was previously reported in the “2017 Grants of Plan-Based Awards” under “Estimated Future Payouts Under Equity Incentive Plan Awards” as of the service inception date of March 31, 2017.  Mr. Davey’s award was based on his pro-rated participation in the 2017-2018 LTIP.

(2)

Represents the grant of time-based RSUs issued, on a pro-rated basis, to Mr. Davey.  The RSUs will vest in two tranches with the first 50% vesting on April 1, 2019 and the remaining 50% vesting on April 1, 2020.

(3)

Represents the grant of time-based RSUs issued under the 2018-2020 LTIP, which will vest in four tranches with the first 25% vesting on October 24, 2019, the remaining tranches vest on April 1, 2020, April 1, 2021 and April 1, 2022.

(4)	Represents the grant of 30,000 unvested RSAs that vest ratably over three years, with the first one-third vesting on March 14, 2019.

The following table provides a breakdown of the amounts for 2018 in the “All Other Compensation” of the Summary Compensation Table above:

Name	Auto Allowance	401(k) Match	Life Insurance Premiums	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Consulting Fees	Relocation and Commuting Costs	Total Other Compensation
David A. Levin	$10,000	$9,625	$4,880	$6,033	$6,340	$221,540	$—	$258,418
Peter H. Stratton, Jr.	$8,400	$9,625	$—	$4,034	$3,063	$—	$—	$25,122
Brian S. Reaves	$8,400	$9,625	$—	$4,715	$4,344	$—	$73,564	$100,648
James S. Davey	$7,592	$—	$—	$2,882	$1,414	$—	$—	$11,888
Robert S. Molloy	$8,400	$9,019	$—	$4,821	$4,399	$—	$—	$26,639

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following information about the relationship between the annual total compensation of the Company’s employees and the annual total compensation of the Company’s CEO. Our CEO-to-employee pay ratio has been calculated in accordance with Item 402(u) of Regulation S-K under the Exchange Act.

The total annual compensation for our CEO, Mr. Levin, for fiscal 2018, as shown in the Summary Compensation Table, was $2,443,789.  The total annual compensation for our median employee was $24,624, calculated using the same methodology as used in the Summary Compensation Table.  Based on this information, for fiscal 2018 the ratio of the annual total compensation of Mr. Levin, our CEO, to the median of the annual total compensation of all employees was 99 to 1.

Under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure. As there were no changes in our employee population or to the median-paid employee’s compensation arrangements in 2018 that would significantly affect the pay ratio disclosure, the employee representing the median-paid employee is the same employee selected for our 2017 disclosure.  To identify the median employee in 2017, we evaluated all employees, other than our CEO, employed by the Company as of December 31, 2017 and utilized the following methodology:

•

We determined that, as of December 31, 2017, our employee population consisted of approximately 2,729 individuals, with 2,696 of these individuals located in the U.S. and 33 of these individuals located outside the U.S. This population includes our full-time, part-time, and seasonal employees. Approximately 59% of our total employee population at December 31, 2017 was considered full-time employees.
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

Employment Agreements

David A. Levin, Former Chief Executive Officer and Former Acting CEO

In March 2018, in connection with Mr. Levin’s retirement announcement, the Company and Mr. Levin entered into a Transition Agreement, as amended (the “Transition Agreement”) addressing Mr. Levin’s future retirement and related successor issues. The Transition Agreement modifies and supplements certain terms of Mr. Levin’s Employment Agreement, which was last revised and restated as of November 5, 2009. Pursuant to the Transition Agreement, the current term of Mr. Levin’s employment agreement will end December 31, 2019.

Under his employment agreement, Mr. Levin received a base salary of $811,200, with an annual automobile allowance of $10,000. Mr. Levin participated in our AIP at a target rate of 100% of his actual annual base salary, as defined in that plan, and in our LTIP at a target incentive rate of 100% of his annual base salary on the effective date of the respective LTIP.

Under the terms of the Transition Agreement, Mr. Levin continued to serve as President, Chief Executive Officer and a director of the Company until January 1, 2019. As of that date, Mr. Levin resigned as President and Chief Executive Officer and as a director of the Company, but pursuant to the terms of the Transition Agreement, Mr. Levin remains employed by the Company to perform reasonable transition duties or other consulting activities or projects, through December 31, 2019.

In November 2018, with no successor CEO expected to be hired prior to December 31, 2018, the Company and Mr. Levin entered into a Letter Agreement, which provided that, if no successor CEO had been appointed prior to December 31, 2018, Mr. Levin would serve as Acting CEO, pursuant to the terms of that letter.  Accordingly, Mr. Levin became Acting CEO on January 1, 2019 and served in that position until he resigned on April 1, 2019, at which point, Mr. Kanter assumed the position of President, Chief Executive Officer and a director of the Company.

Mr. Levin remains employed pursuant to the terms of the Transition Agreement and may be required to perform transition duties and projects as requested through December 31, 2019 and he continues to receive all compensation otherwise due him under the Employment Agreement. Mr. Levin will be entitled to participate in the 2019 AIP and the 2018-2020 LTIP, based on actual performance results.

If there is a change in control of the Company while Mr. Levin remains employed, payments that would have otherwise been due him through December 31, 2019 shall be paid to him in a lump sum.

Except as otherwise modified by the Transition Agreement, Mr. Levin remains subject to the provisions of the Employment Agreement, including various restrictive covenants. The applicable restricted periods associated with those covenants commence when his employment is terminated. Except as addressed in the Transition Agreement, the provisions of the Employment Agreement relating to any termination as a result of disability, death, resignation or with or without cause remain in effect. All payment obligations of the Company remain subject to Mr. Levin’s executing a general release within thirty days of the execution of the Transition Agreement and again within thirty days of his termination of employment.

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

~Estimated Potential Payments to Mr. Levin under the Transition Agreement

The following table shows the payments and value of equity that Mr. Levin will be entitled to through December 31, 2019.

Retirement
2019 Salary continuance through December 31, 2019	$743,600

Annual Incentive Plans:
Fiscal 2019, assumes target, but will be paid based on actual performance (2)	811,200

Long-Term Incentive Plans:
Time-Based Awards, accelerated (1)
2017-2018 LTIP, 71,157 RSUs will vest December 31, 2019	133,777
2018-2020 LTIP, 138,904 RSUs will vest December 31, 2019	261,140
Performance-Based Awards
2017-2018 LTIP, 41,052 RSUs will vest August 31, 2019 (1)	77,178
2018-2020 LTIP, assumes target, but will be paid based on actual performance (2)	405,600

Total cash value of Mr. Levin's retirement	$2,432,494
(1)	The value of the accelerated equity awards was calculated by taking the number of RSUs outstanding and multiplying those RSUs by $1.88, the closing stock price of our common stock on May 15, 2019.
(2)

If the Company were to achieve the performance targets under the 2019 AIP and 2018-2020 LTIP, Mr. Levin would be entitled to receive the cash value of such award, if and at such time that the award is approved and granted by the Compensation Committee.

Senior Executives

We also have employment agreements with each of our Senior Executives, which includes our Executive Vice Presidents and our Senior Vice Presidents (the “Sr. Exec. Employment Agreements”). The term of each employment agreement begins on the respective effective date and continues until terminated by either party. Our Senior Executives are eligible to participate in our AIP.  For fiscal 2018, our Executive Vice Presidents participated at a target rate of 55% and our Senior Vice Presidents at 40%.  Senior Executives are also eligible to participate in our LTIPs at 70% of their respective average base salaries, as defined in the plan, depending on our performance (based on long-term performance goals). Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

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

Estimated Potential Payments to Other Named Executive Officers

The following table shows the payments that would be made to our other Named Executive Officers assuming a “termination without cause” or a “resignation for good reason” (each a “Qualifying Termination”) or a Qualifying Termination following a Change in Control, described above, as of February 2, 2019.

			Long-Term Incentive Plan
Name	Continued Base Salary (1)	Annual Incentive Plan (2)	Time-Based Awards (3)	Performance-Based Compensation (4)	Total Potential Payments
Peter H. Stratton, Jr.
Qualifying Termination	$197,500	$232,240	$179,839	$77,146	$686,725
Qualifying Termination due to change in control	$395,000	$232,240	$179,839	$77,146	$884,225
Brian S. Reaves
Qualifying Termination	$250,000	$254,401	$168,822	$84,583	$757,807
Qualifying Termination due to change in control	$500,000	$254,401	$168,822	$84,583	$1,007,807
James S. Davey
Qualifying Termination	$225,000	$190,303	$117,959	$66,438	$599,700
Qualifying Termination due to change in control	$450,000	$190,303	$117,959	$66,438	$824,700
Robert S. Molloy
Qualifying Termination	$187,500	$156,650	$173,153	$73,938	$591,241
Qualifying Termination due to change in control	$375,000	$156,650	$173,153	$73,938	$778,741
(1)

Continued base salary for Qualifying Termination assumes six months of salary, which includes one month for notice. Continued base salary for Qualifying Termination due to change in control is one year.

(2)	Reflects actual incentive earned for 2018 AIP.
(3)

Time-based awards under our LTIPs represent time-based RSUs under our 2016-2017 LTIP, 2017-2018 LTIP and 2018-2020 LTIP.  Because the respective performance periods for the 2016-2017 LTIP and 2017-2018 LTIP are complete, all outstanding awards become fully vested under both a Qualifying Termination and Qualifying Termination due to a change in control.  Because the 2018-2020 LTIP will have completed its first year of its performance period, each participant would vest in shares based on a pro-rata vesting percentage, which is calculated based on the number of effective days of participation over the total number of days in the performance period.

(4)

The performance period for the 2017-2018 LTIP was completed and therefore at February 2, 2019, each participant would become fully vested in the actual award earned.  With respect to the 2018-2020 LTIP, for a Qualifying Termination, each participant would be entitled to receive a pro-rated vesting percentage, at the end of the performance period based on the actual performance level achieved. The above table assumes actual performance level achieved is target. For a Qualifying Termination due to a change in control, each participant would be entitled to receive a pro-rated vesting percentage, at the date of the change in control at target.

(5)	All outstanding time-based awards were valued using the closing stock price of our stock on February 1, 2019 of $2.52 per share.

New Chief Executive Officer – Harvey S. Kanter

As discussed above, the Company appointed Harvey S. Kanter as President, Chief Executive Officer and a director of the Company effective April 1, 2019.  From February 19, 2019 to March 31, 2019, Mr. Kanter was an employee of the Company and served as an Advisor to the Acting CEO.  The following is a summary of the compensation established by the Compensation Committee for Mr. Kanter:

•

Employment Term. The initial term of Mr. Kanter’s employment agreement is three years, ending on March 31, 2022, and will automatically renew, upon the same terms and conditions, for successive periods of one year, unless either party terminates in accordance with the terms of the employment agreement

•

Base salary. Mr. Kanter received compensation of $50,000 for the period from February 19, 2019 to March 31, 2019 for his services as an Advisor to the Acting CEO and receives an annual base salary of $735,000 as President and Chief Executive Officer.

•

Signing Awards.  On February 19, 2019, Mr. Kanter received a one-time grant of 720,000 performance stock units (PSUs), which will be settled in shares of the Company’s common stock upon vesting.  The PSUs in three equal installments, if any, when the Company’s 90-day volume-weighted average closing price of its stock reaches $4.00, $6.00 and $8.00.  Any performance shares that are unvested at April 1, 2023 will be forfeited. Mr. Kanter also received a one-time grant of 240,000 restricted stock units, which will vest in four equal annual installments beginning April 1, 2020.

•	Annual Incentive Plan. Mr. Kanter is eligible to earn an annual target bonus equal to 100% of his earned salary, with a maximum payout of 200% of target.
•

Long-Term Incentive Plans.  Mr. Kanter is eligible to earn a target bonus equal to 170% of his base salary in effect on the effective date of participation.  Pursuant to the terms of the LTIP, 50% of any award will be time-based compensation and 50% will be performance-based compensation.  Maximum payout of performance-based compensation is 150% of target.  Mr. Kanter waived his right to participate in the 2018-2020 LTIP.

•	Housing Allowance. Mr. Kanter received a housing allowance of $100,000 in April 2019 and will receive $50,000 on each of the first and second anniversaries of April 1, 2019.

Clawback Policy

Our employment agreements contain a “clawback” provision that provides for remedies in the event we learn, after the executive’s termination by us, other than for “justifiable cause,” that his or her termination could have been terminated for “justifiable cause.”  Pursuant to the employment agreements, an executive shall be required to pay to the Company all amounts paid to the executive other than such portion of an executive’s base salary and reimbursement of expenses accrued through the date of the termination; all vested and unvested awards, as defined therein, held by the executive shall immediately expire; and the executive shall be required to pay to the Company an amount equal to any gains resulting from the exercise or payment of any awards.

In addition, in August 2018, our Compensation Committee approved a clawback policy that will require our NEOs to reimburse the Company for bonuses and other incentive compensation and stock sale profits if the Company is required to restate its financial statements, as a result of misconduct, due to material noncompliance with the financial reporting requirements of the securities laws.

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2018.

		Service	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Inception	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
	Date	Date	($)	($)	($)	($) (1)	($) (1)	($) (1)	(#)	(#)	($ / Sh)	($)

David A. Levin
-2018 AIP (2)		5/2/2018	$162,240	$811,200	$1,216,800	—	—	—	—	—	—	—
-2018-2020 LTIP, Time-Based (3)	10/24/2018	10/24/2018	—	—	—	—	—	—	138,904	—	—	$405,600
-2018-2020 LTIP, Performance-Based (3)	—	10/24/2018	—	—	—	$50,700	$405,600	$608,400	—	—	—	—
Peter H. Stratton, Jr.
-2018 AIP (2)		5/2/2018	$43,450	$217,250	$325,875	—	—	—	—	—	—	—
-2018-2020 LTIP, Time-Based (3)	10/24/2018	10/24/2018	—	—	—	—	—	—	47,345	—	—	$138,247
-2018-2020 LTIP, Performance-Based (3)	—	10/24/2018	—	—	—	$17,281	$138,250	$207,375	—	—	—	—
Brian S. Reaves
-2018 AIP (2)		5/2/2018	$44,000	$220,000	$330,000	—	—	—	—	—	—	—
-2018-2020 LTIP, Time-Based (3)	10/24/2018	10/24/2018	—	—	—	—	—	—	59,931	—	—	$174,999
-2018-2020 LTIP, Performance-Based (3)	—	10/24/2018	—	—	—	$21,875	$175,000	$262,500	—	—	—	—
James S. Davey
-New hire awards (4)	3/14/2018	3/14/2018	—	—	—	—	—	—	30,000	138,888	$2.50	$225,000
-2017-2018 LTIP, Time-Based (4)	3/14/2018	3/14/2018	—	—	—	—	—	—	30,608	—	—	$76,520
-2017-2018 LTIP, Performance-Based (4)		3/14/2018	—	—	—	$19,130	$76,520	$114,780	—	—	—
-2018 AIP (2)		5/2/2018	$44,740	$223,702	$335,553	—	—	—	—	—	—	—
-2018-2020 LTIP, Time-Based (3)	10/24/2018	10/24/2018	—	—	—	—	—	—	53,938	—	—	$157,499
-2018-2020 LTIP, Performance-Based (3)	—	10/24/2018	—	—	—	$19,688	$157,500	$236,250	—	—	—	—
Robert S. Molloy
-2018 AIP (2)		5/2/2018	$27,600	$138,000	$207,000	—	—	—	—	—	—	—
-2018-2020 LTIP, Time-Based (3)	10/24/2018	10/24/2018	—	—	—	—	—	—	44,948	—	—	$131,248
-2018-2020 LTIP, Performance-Based (3)	—	10/24/2018	—	—	—	$16,406	$131,250	$196,875	—	—	—	—

(1)

Performance-based awards under the LTIP plans are denominated in dollars at the service inception date.  The actual grant date of equity awards will occur only if the performance targets are achieved. See footnote 3 below for additional information on the 2018-2020 LTIP.

(2)

The threshold payout for each executive assumes the achievement of only the individual personal goals, target payout assumes 100%, and the maximum payout assumes 150% of the payout targets under the 2018 AIP.  See “Compensation Components and Fiscal 2018 Compensation Decisions - Performance-based Annual Incentive Plan – 2018 AIP” for more information on the targets set under the 2018 AIP. The respective actual cash payment made to each of the Named Executive Officers under the 2018 AIP is included in the Summary Compensation Table for fiscal 2018.

(3)

On October 24, 2018, the Compensation Committee approved the performance targets for the 2018-2020 LTIP.   The performance-based awards represent 50% of the total potential payout under the 2018-2019 LTIP.  The amounts in the above table represent the dollar value of any future grant of equity assuming a potential payout at threshold, target and maximum for each executive estimated based on achieving 12.5% (the payout of achieving the threshold of its TSR metric which has a weight of 25%), 100% and 150%, respectively, of the payout targets set by the Compensation Committee. The actual grant of equity will occur only if the performance targets are achieved. The remaining 50% represents time-based awards for which each executive received RSUs on October 24, 2018.  The time-based RSUs vest in four equal tranches, with the first tranche vesting on October 24, 2019 and the remaining tranches vesting on April 1, 2020, April 1, 2021 and April 1, 2022.  See “Compensation Components and Fiscal 2018 Compensation Decisions - Long-Term Incentive Program - 2018-2020 Performance Period” above for more information on the targets.

(4)

In connection with Mr. Davey’s hiring, the Compensation Committee granted 30,000 restricted stock awards and 138,888 stock options.  Each award vests in three equal installments, with the first tranche of each award vesting on March 14, 2019.  In addition, Mr. Davey became a participant in the 2017-2018 LTIP, on a pro-rated basis. Mr. Davey’s awards under the 2017-2018 LTIP for performance based awards assumes a potential payout at threshold of 25% (which assumes 50% payout of one of the two targets), target at 100% and a maximum payout of 150%.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2018.

2018 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)(1)	(#)	($)(1)
David A. Levin	195,942	—	—	$5.04	5/28/2023	—		—	—	—
	—	—	—			39,302	(2)	$99,041	—	—
	—	—	—			142,315	(3)	$358,634	—	—
	—	—	—			138,904	(4)	$350,038	—	—
Peter H. Stratton, Jr.	8,587	—	—	$4.19	3/16/2021	—		—	—	—
	33,816	—	—	$5.04	5/28/2023	—		—	—	—
	—	—	—			11,987	(2)	30,207
	—	—	—			43,596	(3)	$109,862	—	—
	—	—	—			47,345	(4)	$119,309	—	—
Brian S. Reaves	17,183	—	—	$4.19	3/16/2021	—		—	—	—
	46,496	—	—	$5.04	5/28/2023	—		—	—	—
	—	—	—			10,174	(2)	$25,638	—	—
	—	—	—			36,842	(3)	$92,842	—	—
	—	—	—			59,931	(4)	$151,026	—	—
James S. Davey		138,888	—	$2.50	3/14/2028	—		—	—	—
	—	—	—			30,608	(3)	$77,132	—	—
	—	—	—			53,938	(4)	$135,924	—	—
	—	—	—			30,000	(5)	$75,600

Robert S. Molloy	20,606	—	—	$3.20	3/19/2020	—		—	—	—
	13,955	—	—	$4.19	3/16/2021	—		—	—	—
	54,951	—	—	$5.04	5/28/2023	—		—	—	—
	—	—	—			11,361	(2)	$28,630	—	—
	—	—	—			42,368	(3)	$106,767	—	—
	—	—	—			44,948	(4)	$113,269	—	—

(1)	The value of shares was calculated using the closing price of our common stock of $2.52 on February 1, 2019.
(2)	These awards represent the unvested portion of RSUs granted on April 14, 2016 in connection with our 2016-2017 LTIP. These awards vested on April 1, 2019.
(3)

These awards represent the unvested portion of RSUs granted on April 3, 2017 (with the exception of Mr. Davey to whom awards were granted on March 14, 2018) in connection with our 2017-2018 LTIP. These awards vest in two equal tranches on April 1, 2019 and April 1, 2020.

(4)

These awards represent the unvested portion of RSUs granted on October 24, 2018 in connection with our 2018-2020 LTIP. These awards vest in four equal tranches on October 24, 2019, April 1, 2020, April 1, 2021 and April 1, 2022.

(5)

On March 14, 2018, in connection with Mr. Davey’s hiring, he received 30,000 shares of restricted stock and stock options to purchase 138,888 shares of stock.  Each award vests in three equal tranches, with the first tranche vesting on March 14, 2019.

Option Exercises and Stock Vested Table.  The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2018. No options were exercised by any Named Executive Officer in fiscal 2018.

2018 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of shares Vested (#)	Value Realized on Vesting ($)(1)
David A. Levin	102,343	$251,597
Peter H. Stratton, Jr.	30,985	$76,070
Brian S. Reaves	26,494	$65,133
James S. Davey	—	—
Robert S. Molloy	29,585	$72,731
(1)

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

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board of Directors with respect to the compensation paid to our non-employee directors.  During fiscal 2018, the Compensation Committee engaged Sibson Consulting to review the compensation paid to our non-employee directors.  As a result of that review, the Compensation Committee recommended and the Board of Directors approved the Fourth Amended and Restated Compensation Plan on December 21, 2018 (the “Non-Employee Director Compensation Plan”).  Under the amended plan, which became effective on December 31, 2018:

•	each independent director receives a quarterly retainer of $30,000;
•	the Chairman of the Board or Lead Director, as applicable, will receive a quarterly retainer of $5,000;
•	the Chairperson of the Audit Committee will receive a quarterly retainer of $2,500; and
•	the Chairperson of each other Board committee will receive a quarterly retainer of $1,250.

The amended plan eliminated per meeting fees and the grant of stock options upon a director’s initial appointment to the Board.  Directors will be required to hold equity until their termination from board service, unless an extenuating circumstance exists and the Board, in its sole discretion, approves the sale of such equity.

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director.  The substance of this plan is now encompassed within the Non-Employee Director Compensation Plan. There are 500,000 shares authorized for issuance under this plan for the sole purpose of satisfying elections to receive shares of common stock in lieu of cash for service as a director, of which 225,010 shares remain available for future issuances at February 2, 2019.  The Non-Employee Director Compensation Plan is a stand-alone plan and is not a sub-plan under our 2016 Incentive Compensation Plan (the “2016 Plan”).  Accordingly, shares issued under this plan do not reduce the shares available for issuance under the 2016 Plan.

Each non-employee director is required to receive 50% of his or her annual retainer in equity, in the form of stock options, stock or deferred shares.  Because the Non-Employee Director Compensation Plan is not a shareholder-approved plan and the acquisition of equity must be voluntary under Nasdaq rules, we cannot utilize shares under this plan to satisfy this mandated election.  Therefore, in fiscal 2018 any grants of equity to satisfy this required election were issued from the 2016 Plan.  Any voluntary election of shares, above this 50% retainer requirement, was issued from the Non-Employee Director Compensation Plan. Stock options and deferred shares were issued from the 2016 Plan.

We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company.  We believe that the total compensation that our non-employee directors receive is in line with our current peer group.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2018.  For fiscal 2018, our Third Amended and Restated Non-Employee Director Compensation Plan was in effect until December 31, 2018, when the Company’s Fourth Amended and Restated Non-Employee Compensation Plan became effective.  Harvey S. Kanter did not become a director of the Company until April 1, 2019 and will not receive compensation for his services as a director, therefore, he is not included in the following table.  David A. Levin is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director.  Compensation earned by Mr. Levin is included above in the “Summary Compensation Table.”

2018 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
John E. Kyees, Chairman	$76,500	$76,482	$—	$—	$152,982
Jack Boyle	$77,375	$51,119	$—	$—	$128,494
Lionel F. Conacher	$45,063	$25,560	$13,623	$—	$84,246
Seymour Holtzman, former Executive Chairman	$—	$—	$—	$216,000	$216,000
Willem Mesdag	$—	$141,735	$—	$—	$141,735
Ward K. Mooney	$73,375	$73,358	$—	$—	$146,733
Mitchell S. Presser	$-	$136,485	$—	$—	$136,485
Ivy Ross	$86,875	$51,119	$—	$—	$137,994
Oliver Walsh (5)	$45,844	$38,339	$—	$—	$84,183

(1)

All non-employee directors are required to receive at least 50% of their annual retainer in the form of equity. For fiscal 2018, Mr. Presser elected to receive all compensation, including his retainer and chair fees, in unrestricted shares of our common stock and Mr. Mesdag elected to receive all compensation, including his retainer and chair fees, in deferred stock.  Mr. Kyees elected to receive his compensation, including his retainer and chair fees, in a combination of 50% deferred stock and 50% cash. Messrs. Boyle, Conacher, Mooney, Ms. Ross and Mr. Walsh elected to receive 50% of their retainer in unrestricted shares of our common stock and 50% in cash.  As for committee meetings, Messrs. Boyle, Conacher, Ms. Ross and Mr. Walsh elected to receive cash for all meetings. Mr. Mooney elected to receive his fees in a combination of 50% cash and 50% in unrestricted shares of common stock.  With respect to chairperson fees, Ms. Ross elected cash and Mr. Mooney elected a combination of 50% cash and 50% unrestricted shares.  The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the consolidated closing price of our common stock on the grant date.  For quarterly retainer fees, the grant date is the first business day of each respective quarter.  For meetings, the grant date is the last business day of the month in which the meeting occurred and for a director’s re-election to the board, the grant date is the last business day of the month in which such re-election occurs.  Mr. Holtzman did not receive any payment for director meetings.

(2)	Represents the portion of each director’s compensation that was paid in the form of equity.
(3)

Mr. Conacher was elected a director of the Company on August 9, 2018 and, accordingly, received a stock option grant to purchase 15,000 shares of the Company stock.  The amount in the Option Award column reflects the aggregate grant date fair value of the stock option computed in accordance with ASC Topic 718.  The fair value is estimated as of the date of grant using a Black-Scholes valuation model.  Additional information regarding the assumptions used to estimate fair value of all stock option grants is included in Note A to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. There were no other grants to any of the directors in fiscal 2018.  Each director had the following number of stock options outstanding at February 2, 2019:  Mr. Kyees: 43,648; Mr. Boyle: 15,000; Mr. Conacher: 15,000; Mr. Mesdag: 15,000; Ms. Ross: 15,000.

(4)	Mr. Holtzman received compensation from us pursuant to the Employment and Chairman Compensation Agreement. See “Former Executive Chairman Compensation” below for additional information.
(5)	Mr. Walsh served as a director of the Company until August 9, 2018.

Former Executive Chairman Compensation

Since August 7, 2014, Mr. Holtzman has been compensated for his services pursuant to an Employment and Chairman Compensation Agreement (“Compensation Agreement”).  Pursuant to that agreement, Mr. Holtzman has served as both an employee of the Company, reporting to the Board of Directors, and as Executive Chairman, with the duties of the Chairman of the Board set forth in the Company’s Fourth Amended and Restated By-Laws.  The initial term of the agreement was for two years and was automatically extended for additional one-year terms.

Pursuant to the agreement, initially Mr. Holtzman was entitled to receive an annual base salary of $24,000 for his employment services and an annual compensation of $372,750 for his services as Executive Chairman.  The agreement was amended on May 25, 2017 to reduce his Executive Chairman compensation to $200,000.  On August 9, 2018, the agreement was further amended to reduce his Executive Chairman compensation to $176,000 and to provide written notification to Mr. Holtzman that the Company would not be extending the term of the agreement and, as a result, the agreement will terminate on August 7, 2020.

On January 24, 2019, the Board voted to adopt an independent Board chairman structure and elected John Kyees as the Company’s new independent, non-executive Chairman, replacing Mr. Holtzman. Mr. Holtzman continues to serve as a director of the Company and will continue to receive his annual compensation of $176,000 as a director and an annual base salary of $24,000 for his services as an employee of the Company through August 7, 2020.

If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at its discretion, has the right to grant Mr. Holtzman a bonus for his additional services.  No such bonus was granted during fiscal 2018.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee who served on the Compensation Committee during fiscal 2018 was at any time during fiscal 2018 or at any other time an officer or employee of our Company.  During fiscal 2018, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 15, 2019.  We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Red Mountain Capital Partners, LLC Red Mountain Partners, L.P. RMCP GP LLC Red Mountain Capital Management, Inc. Willem Mesdag 10100 Santa Monica Boulevard, Suite 925 Los Angeles, California 90067	8,234,580	(2)	16.5%
J. Carlo Cannell 245 Meriwether Circle Alta, Wyoming 83414	5,249,595	(3)	10.5%
Prescott Group Capital Management, L.L.C. Prescott Group Aggressive Small Cap, L.P. Prescott Group Aggressive Small Cap II, L.P. Phil Frohlich 1924 South Utica, Suite 1120 Tulsa, Oklahoma 74104-6529	4,947,881	(4)	9.9%
Glenn J. Krevlin 600 Fifth Avenue, 11th Floor New York, New York 10020	4,104,751	(5)	8.2%
RBC Global Asset Management (U.S.) Inc. 50 South Sixth Street Suite 2350 Minneapolis, Minnesota 55402	2,641,639	(6)	5.3%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 49,865,550 shares of our common stock outstanding as of May 15, 2019.

(2)

Beneficial ownership information for Red Mountain Partners, L.P. (“RMP”) and Red Mountain Capital Partners LLC (“RMCP LLC”) is based on a Form 4 dated June 21, 2018.  Of the shares reflected in the table, (i), 7,522,354 shares are held directly by RMP, (ii) 537,523 shares are held directly by RMCP LLC, (iii) 15,000 shares are receivable upon exercise of options held by Mr. Mesdag and (iv) 159,703 shares are receivable upon settlement of deferred stock upon Mr. Mesdag’s separation from the Board. RMCP GP LLC (“RMCP GP”) is the general partner of RMP.  RMCP LLC is the managing member of RMCP GP.  Red Mountain Capital Management, Inc. (“RMCM”) is the managing member of RMCP LLC.  Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of RMCM. Each of Mr. Mesdag, RMCM, RMCP LLC, and RMCP GP, by virtue of their direct or indirect control of RMP, may be deemed to beneficially own some or all of the securities reported as being held by RMP. Each of Mr. Mesdag and RMCM, by virtue of their direct or indirect control of RMCP LLC, may be deemed to beneficially own some or all of the securities reported as being held by RMCP LLC. Each of RMCP LLC, RMP and RMCP GP affirms membership in a group with each other but disclaims membership in a group with RMCM or Mr. Mesdag. Each of RMCM and Mr. Mesdag disclaims membership in a group with any person. The shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged. Pursuant to letter agreements between RMCP LLC and the Company, RMCP LLC agreed, without prior written consent from the Company, not to acquire, offer to acquire or agree to acquire, directly or indirectly, by purchase or otherwise (i) any additional common stock of the Company or direct or indirect rights to acquire common stock of the Company, such that RMCP LLC and its affiliates collectively would beneficially own, for purposes of Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder, after giving effect to such acquisition, in excess of 17.12% of the amount of the issued and outstanding common stock of the Company, and up to 20% but only to the extent such increase either results from compensation to Mr. Mesdag for services on the Board or a reduction in the number of shares of common stock issued and outstanding, or (ii) any assets of the Company or any subsidiary thereof or any successor to or person in control of the Company.

(3)

Based on Amendment No. 5 to Schedule 13D, dated March 11, 2019, and a Form 4 dated March 22, 2019.  J. Carlo Cannell, is the sole managing member of Cannell Capital LLC.  Cannell Capital LLC is the investment adviser to and general partner of Tonga Partners, L.P. (“Tonga”) and Tristan Partners, L.P. (“Tristan”), an investment adviser to Tristan Offshore Fund Ltd. (“Tristan Offshore”), and an investment sub-advisor for Cuttyhunk Master Portfolio (“Cuttyhunk,” and collectively with Tonga, Tristan and Tristan Offshore, the “Investment Vehicles”). Mr. Cannell is the sole managing member of Cannell Capital LLC. As such, Mr. Cannell possesses the sole power to vote and to direct the disposition of the shares held by the Investment Vehicles.

(4)

Based on Amendment No. 2 to Schedule 13G, dated February 11, 2019, and a Form 4, dated January 16, 2019.  Prescott Group Capital Management, L.L.C., Prescott Group Aggressive Small Cap, L.P., Prescott Group Aggressive Small Cap II L.P. and Mr. Phil Frohlich were the beneficial owners of an aggregate of 4,947,881 shares of common stock. Prescott Capital, as the general partner of the Small Cap Funds, the general partners of Prescott Master Fund, may direct the Small Cap Funds to direct the vote and disposition of the shares held by Prescott Master Fund. As the principal of Prescott Capital, Mr. Phil Frohlich may direct the vote and disposition of the shares held by Prescott Master Fund. Pursuant to a letter agreement between Prescott Group Capital Management, L.L.C. and the Company, Prescott Group Capital Management, L.L.C. agreed, without prior written consent from the Company, not to acquire, offer to acquire or agree to acquire, directly or indirectly, by purchase or otherwise (i) any additional common stock of the Company or direct or indirect rights to acquire common stock of the Company, such that Prescott collectively would beneficially own, for purposes of Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder, after giving effect to such acquisition, in excess of 15% of the amount of the issued and outstanding common stock of the Company or (ii) any assets of the Company or any subsidiary thereof or any successor to or person in control of the Company.

(5)	Based on Amendment No. 14 to Schedule 13G, dated April 22, 2019.
(6)

Based on Amendment No. 11 to Schedule 13G, dated January 30, 2019.  RBC Global Asset Management (U.S.) Inc. possesses shared voting power with respect to 1,764,628 of these shares and shared dispositive power with respect to 2,641,639 of these shares.

Security Ownership of Management

The following table sets forth certain information as of May 15, 2019, with respect to our directors, our Named Executive Officers (as defined above under “Executive Compensation”) and our directors and executive officers as a group.  Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
John E. Kyees	157,600	(2)	*
Chairman of the Board
Harvey S. Kanter	-		-
President and Chief Executive Officer and Director
David A. Levin	1,511,326	(3)	3.0%
Former President and Chief Executive Officer, former Director, former Acting CEO
Peter H. Stratton, Jr.	155,969	(4)	*
Executive Vice President, Chief Financial Officer and Treasurer
Brian S. Reaves	170,985	(5)	*
Executive Vice President, Chief Operating Officer
James S. Davey	87,092	(6)	*
Executive Vice President and Chief Marketing Officer
Robert S. Molloy	275,545	(7)	*
Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Jack Boyle, Director	46,776	(8)	*
Lionel F. Conacher, Director	55,315	(8)	*
Seymour Holtzman, Director	4,545,658		9.1%
Willem Mesdag, Director	8,234,580	(9)	16.5%
Ward K. Mooney, Director	145,799		*
Mitchell S. Presser, Director	343,374		*
Ivy Ross, Director	99,646	(10)	*
Directors and executive officers as a group (16 persons)	14,644,102	(11)	28.9%

*	Less than 1%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 49,865,550 shares of our common stock outstanding as of May 15, 2019.

(2)	Includes 43,648 shares subject to stock options exercisable within 60 days and 85,217 shares of deferred stock.
(3)	Includes 195,942 shares subject to stock options exercisable within 60 days.
(4)	Includes 42,403 shares subject to stock options exercisable within 60 days.
(5)	Includes 63,679 shares subject to stock options exercisable within 60 days.
(6)	Includes 46,296 shares subject to stock options exercisable within 60 days and 20,000 shares of unvested restricted stock.
(7)	Includes 89,512 shares subject to stock options exercisable within 60 days.
(8)	Includes 10,000 shares subject to stock options exercisable within 60 days.

(9)

Includes 15,000 shares subject to stock options exercisable within 60 days and 159,703 shares of deferred stock receivable upon Mr. Mesdag’s separation from the Board.  Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc.  With the exception of the stock options and deferred stock, all shares are held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC as reported above in footnote (2) to the Security Ownership of Certain Beneficial Owners table.  By virtue of his direct or indirect control of Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC, Mr. Mesdag is deemed to beneficially own all of the securities reported held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC.  With the exception of the stock options and deferred stock, these shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged.

(10)	Includes 15,000 shares subject to stock options exercisable within 60 days.
(11)	Includes 417,037 shares subject to stock options exercisable within 60 days, 20,000 of unvested shares of restricted stock and 244,920 shares of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of February 2, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,534,068	$4.50	(2)	4,544,136
Equity compensation plans not approved by security holders (3)	—	—		225,010
Total	2,534,068	$4.50		4,769,146

(1)	Includes 957,400 outstanding stock options, 1,372,628 outstanding restricted stock units and 204,040 outstanding deferred stock awards.
(2)	The weighted-average exercise price is calculated solely based upon outstanding stock options and excludes restricted stock units and deferred stock awards.
(3)

Pursuant to the Non-Employee Director Compensation Plan, we have 500,000 shares authorized for stock issuances in lieu of cash director fees, of which 225,010 shares were available at February 2, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Seymour Holtzman/Jewelcor Management, Inc. (JMI)

Seymour Holtzman currently serves as a director of the Company’s Board of Directors (the “Board”).  Mr. Holtzman served as the Company’s Executive Chairman of the Board from August 2014 through January 2019, and as it Chairman of the Board from April 2000 to August 2014.  Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”).

Mr. Holtzman currently receives compensation pursuant to an Employment and Chairman Compensation Agreement entered into in August 2014, most recently amended in August 2018 (as amended, the “Compensation Agreement”).  Pursuant to the terms of the Compensation Agreement, Mr. Holtzman was receiving an annual compensation of $200,000 for his services as Executive Chairman and $24,000 for his services as an employee of the Company, reporting to the Board.  Effective August 9, 2018, the Compensation Agreement was further amended to reduce his annual compensation as Executive Chairman to $176,000 and to provide written notification to Mr. Holtzman that the Company would not be extending the term of the Compensation Agreement and, as a result, the Compensation Agreement will terminate on August 7, 2020.

On January 24, 2019, the Board voted to adopt an independent Board chairman structure and elected John Kyees as the Company’s new independent, non-executive Chairman, replacing Mr. Holtzman. Mr. Holtzman continues to serve as a director of the Company and will continue to receive his annual compensation of $176,000 as a director and an annual base salary of $24,000 for his services as an employee of the Company through August 7, 2020.

A complete summary of all compensation and consulting fees paid to Mr. Holtzman is described above under “Director Compensation- Former Executive Chairman Compensation.”

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its charter, the Audit Committee reviews all related party transactions on an ongoing basis and, to the extent required by the Sarbanes−Oxley Act of 2002, the SEC or Nasdaq, all such transactions must be approved by the Audit Committee except as otherwise delegated by the Audit Committee to another independent body of the Board. The Audit Committee determined that, due to the nature of Mr. Holtzman’s ownership in the Company as well as our previous consulting agreement with JMI, the review and approval of all transactions pursuant to any arrangement with Mr. Holtzman would be the primary responsibility of the Compensation Committee.

Director Independence

Our Board of Directors is currently comprised of nine members, a majority of whom are “independent” under the rules of Nasdaq.  The Board has determined that the following directors are independent: Messrs. Boyle, Kyees, Conacher, Mesdag, Mooney, Presser and Ms. Ross.

Item 14.  Principal Accountant Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended February 2, 2019.  KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firm for the fiscal years ended February 2, 2019 (“fiscal 2018”) and February 3, 2018 (“fiscal 2017”):

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$948,727	$891,665
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	1,780	1,780
Total fees	$950,507	$893,445
(1)

Audit Fees related to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K for fiscal 2018 and fiscal 2017, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and for reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q. Audit Fees in fiscal 2018 also included work performed in connection with the Company’s adoption of ASC 842.

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

All of the services provided in fiscal 2018 and fiscal 2017 under Audit Fees and All Other Fees were pre-approved by the Audit Committee.

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

DESTINATION XL GROUP, INC.
June 3, 2019

	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer
/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Executive Vice President, Chief Financial Officer and Treasurer