Form 10-Q
period 2019-08-03
DESTINATION XL GROUP, INC.
filed 2019-08-28
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

As of August 15, 2019, the registrant had 49,957,299 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 3, 2019	February 2, 2019
	(Fiscal 2019)	(Fiscal 2018)

ASSETS
Current assets:
Cash and cash equivalents	$5,493	$4,868
Accounts receivable	4,397	4,420
Inventories	110,374	106,837
Prepaid expenses and other current assets	12,424	11,535
Total current assets	132,688	127,660

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	85,953	92,525
Operating lease right-of-use assets	200,480	—
Intangible assets	1,150	1,150
Other assets	3,453	4,741
Total assets	$423,724	$226,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	—	1,465
Accounts payable	36,929	34,418
Accrued expenses and other current liabilities	17,499	30,140
Operating leases, current	41,372	—
Borrowings under credit facility	49,451	41,908
Total current liabilities	145,251	107,931

Long-term liabilities:
Long-term debt, net of current portion	14,785	14,757
Operating leases, non-current	197,388	—
Deferred rent and lease incentives	—	31,839
Deferred gain on sale-leaseback, net of current portion	—	8,793
Other long-term liabilities	3,881	4,116
Total long-term liabilities	216,054	59,505

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 62,668,221 and 62,241,834 shares issued at August 3, 2019 and February 2, 2019, respectively	627	622
Additional paid-in capital	311,706	310,393
Treasury stock at cost, 12,755,873 shares at August 3, 2019 and February 2, 2019	(92,658)	(92,658)
Accumulated deficit	(151,301)	(153,534)
Accumulated other comprehensive loss	(5,955)	(6,183)
Total stockholders' equity	62,419	58,640
Total liabilities and stockholders' equity	$423,724	$226,076

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(Fiscal 2019)	(Fiscal 2018)	(Fiscal 2019)	(Fiscal 2018)

Sales	$123,245	$122,206	$236,218	$235,537
Cost of goods sold including occupancy costs	68,676	65,681	132,236	128,324
Gross profit	54,569	56,525	103,982	107,213

Expenses:
Selling, general and administrative	47,478	47,795	92,089	93,195
CEO transition costs	—	—	702	130
Corporate restructuring	—	1,570	—	1,630
Depreciation and amortization	6,210	7,382	12,548	14,706
Total expenses	53,688	56,747	105,339	109,661

Operating income (loss)	881	(222)	(1,357)	(2,448)

Interest expense, net	(851)	(958)	(1,715)	(1,844)

Income (loss) before provision for income taxes	30	(1,180)	(3,072)	(4,292)
Provision (benefit) for income taxes	(8)	5	(29)	3

Net income (loss)	$38	$(1,185)	$(3,043)	$(4,295)

Net income (loss) per share - basic and diluted	$0.00	$(0.02)	$(0.06)	$(0.09)

Weighted-average number of common shares outstanding:
Basic	49,867	49,060	49,734	48,926
Diluted	50,175	49,060	49,734	48,926

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(Fiscal 2019)	(Fiscal 2018)	(Fiscal 2019)	(Fiscal 2018)
Net income (loss)	$38	$(1,185)	$(3,043)	$(4,295)

Other comprehensive income before taxes:
Foreign currency translation	(59)	(94)	(83)	(239)
Pension plans	191	156	392	330
Other comprehensive income before taxes	132	62	309	91
Tax provision related to items of other comprehensive income	(30)	(21)	(81)	(47)
Other comprehensive income, net of tax	102	41	228	44
Comprehensive income (loss)	$140	$(1,144)	$(2,815)	$(4,251)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 2, 2019	62,242	$622	$310,393	(12,755)	$(92,658)	$(153,534)	$(6,183)	$58,640
Board of directors compensation	36		142					142
Stock compensation expense			414					414
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity (Note 5)			304					304
Issuance of common stock, upon RSUs release	374	4	(4)					—
Shares withheld for taxes related to net share settlement of RSUs	(78)	—	(192)					(192)
Deferred stock vested	2	—	—					—
Change in accounting principle due to adoption of ASC 842						5,276		5,276
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							150	150
Foreign currency, net of taxes							(24)	(24)
Net loss						(3,081)		(3,081)
Balance at May 4, 2019	62,576	$626	$311,057	(12,755)	$(92,658)	$(151,339)	$(6,057)	$61,629
Board of directors compensation	45	—	142					142
Stock compensation expense			514					514
Issuance of common stock, upon RSUs release	67	1	(1)					—
Shares withheld for taxes related to net share settlement of RSUs	(3)	—	(6)					(6)
Cancellation of restricted stock	(20)	—	—					—
Deferred stock vested	3	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							142	142
Foreign currency, net of taxes							(40)	(40)
Net income						38		38
Balance at August 3, 2019	62,668	$627	$311,706	(12,755)	$(92,658)	$(151,301)	$(5,955)	$62,419

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986
Board of directors compensation	37	—	140					140
Stock compensation expense			407					407
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity			381					381
Issuance of common stock, upon RSUs release	165	2	(2)					—
Issuance of restricted stock	30	—	—					—
Deferred stock vested	3	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							129	129
Foreign currency, net of taxes							(126)	(126)
Net loss						(3,110)		(3,110)
Balance at May 5, 2018	61,721	$617	$308,483	(12,755)	$(92,658)	$(142,395)	$(6,240)	$67,807
Board of directors compensation	58	1	143					144
Stock compensation expense			382					382
Issuance of common stock, upon RSUs release	157	1	(1)					—
Cancellation of restricted stock	(33)	—	—					—
Deferred stock vested	2	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							116	116
Foreign currency, net of taxes							(75)	(75)
Net loss						(1,185)		(1,185)
Balance at August 4, 2018	61,905	$619	$309,007	(12,755)	$(92,658)	$(143,580)	$(6,199)	$67,189

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	August 3, 2019	August 4, 2018
	(Fiscal 2019)	(Fiscal 2018)
Cash flows from operating activities:
Net loss	$(3,043)	$(4,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	—	(733)
Amortization of deferred debt issuance costs	69	101
Write-off of deferred debt issuance costs	—	186
Depreciation and amortization	12,548	14,706
Stock compensation expense	928	789
Board of Directors stock compensation	284	284

Changes in operating assets and liabilities:
Accounts receivable	23	782
Inventories	(3,537)	420
Prepaid expenses and other current assets	(889)	(1,657)
Other assets	(441)	135
Accounts payable	2,511	(1,561)
Operating leases, net	(2,115)	—
Deferred rent and lease incentives	—	(1,698)
Accrued expenses and other liabilities	(5,420)	(666)
Net cash provided by operating activities	918	6,793

Cash flows from investing activities:
Additions to property and equipment, net	(7,597)	(7,365)
Net cash used for investing activities	(7,597)	(7,365)

Cash flows from financing activities:
Costs associated with new credit facility	—	(553)
Proceeds from the issuance of long-term debt	—	15,000
Principal payments on long-term debt	—	(12,251)
Net borrowings under credit facility	7,502	(770)
Tax withholdings paid related to net share settlements of RSUs	(198)	—
Net cash provided by financing activities	7,304	1,426
Net increase in cash and cash equivalents	625	854
Cash and cash equivalents:
Beginning of period	4,868	5,362
End of period	$5,493	$6,216

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

Segment Information

The Company has historically had two principal operating segments: its stores and direct businesses.  The Company considers these two operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.   In fiscal 2018, the Company launched a wholesale segment, which the Company considers a third operating segment. However, due to the immateriality of the wholesale segment’s revenues, profits and assets at August 3, 2019, its operating results are aggregated with the retail segment for all periods.

Reclassification

The Company has reclassified a total of $190,228 in costs, incurred in the first six months of fiscal 2018 from “Selling, general and administrative” to “CEO transition costs” and “Corporate restructuring.” These costs were initially reported in “Selling, general and administrative” in the first six months of fiscal 2018.

Intangibles

In the fourth quarter of fiscal 2018, the Company purchased the rights to the domain name “dxl.com.”  The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset.  During the first six months ended August 3, 2019, no event or circumstance occurred which would cause a reduction in the fair value of this intangible asset.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At August 3, 2019, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and six months ended August 3, 2019 and August 4, 2018, respectively, were as follows:

	August 3, 2019			August 4, 2018
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,371)	$(686)	$(6,057)	$(5,711)	$(529)	$(6,240)

Other comprehensive income (loss) before reclassifications, net of taxes	27	(40)	(13)	58	(75)	(17)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	115	—	115	58	—	58

Other comprehensive income (loss) for the period	142	(40)	102	116	(75)	41

Balance at end of quarter	$(5,229)	$(726)	$(5,955)	$(5,595)	$(604)	$(6,199)

	August 3, 2019			August 4, 2018
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,521)	$(662)	$(6,183)	$(5,840)	$(403)	$(6,243)

Other comprehensive income (loss) before reclassifications, net of taxes	55	(64)	(9)	115	(201)	(86)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	237	—	237	130	—	130

Other comprehensive income (loss) for the period	292	(64)	228	245	(201)	44

Balance at end of quarter	$(5,229)	$(726)	$(5,955)	$(5,595)	$(604)	$(6,199)

(1)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $156,000 and $79,000 for the three months ended August 3, 2019 and August 4, 2018, respectively, and $321,000 and $177,000 for the six months ended August 3, 2019 and August 4, 2018, respectively.

Stock-based Compensation All share-based payments, including grants of employee stock options and restricted stock, are recognized as an expense in the Consolidated Statements of Operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. Actual results and future changes in estimates may differ from the Company’s current estimates. During the first six months of fiscal 2019, the Company granted performance stock units with a market condition.  See Note 6 for disclosure concerning the assumptions and valuation method used to determine the fair value of the award and the associated derived service period over which the associated stock compensation will be recognized.

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

There was no material impairment of long-lived assets in the first six months of fiscal 2019 or fiscal 2018.

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

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For stores leases with an initial term of 5 years, the Company evaluates each lease independently and, only when the

Company considers it reasonably certain that it will exercise an option to extend, will the associated payment of that option be included in the measurement of the right-of-use asset and lease liability. Renewal options are not included in the lease term for automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. Renewal options were not considered for the Company’s corporate headquarter and distribution center lease, which was entered into in 2006 and was for an initial 20-year term. At the end of the initial term, the Company will have the opportunity to extend this lease for six additional successive periods of five years. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASU 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term.

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

No other new accounting pronouncements, issued or effective during the first six months of fiscal 2019, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

2. Revenue Recognition

The Company operates as a retailer of big and tall men’s clothing, which includes stores, direct and wholesale.  Revenue is recognized by the operating segment that initiates a customer’s order.  Store sales are defined as sales that originate and are fulfilled directly at the store level.  Direct sales are defined as sales that originate online, including those initiated online at the store level, on its website or on third-party marketplaces. Wholesale sales are defined as sales made to wholesale customers pursuant to the terms of each customer’s contract with the Company.  Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

̶	Revenue from the Company’s store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
̶	Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.
̶

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. An allowance for chargebacks will be established once the Company has sufficient historical experience.  For the first six months of fiscal 2019, chargebacks were immaterial. Sales from wholesale for the first six months of fiscal 2018 were less than $0.1 million.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”.  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.6 million and $2.4 million at August 3, 2019 and February 2, 2019, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.1 million and $1.0 million at August 3, 2019 and February 2, 2019, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note 1, the Company’s business consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses.  The operating results from the wholesale segment, which were immaterial, have been aggregated with this reportable segment for the first six months of fiscal 2019, but the revenues are separately reported below. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors:

	For the three months ended				For the six months ended
(in thousands)	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
Store sales	$95,119	78.9%	$97,972	80.2%	$181,834	78.7%	$187,316	79.5%
Direct sales	25,406	21.1%	24,214	19.8%	49,239	21.3%	48,181	20.5%
Retail segment	$120,525		$122,186		$231,073		$235,497
Wholesale segment	2,720		20		5,145		40
Total Sales	$123,245		$122,206		$236,218		$235,537

3. Debt

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement with Bank of America, N.A., as agent, providing for a secured $140.0 million credit facility.  On May 31, 2019, the Credit Facility was amended to expand the definition of its borrowing base to include certain receivables, as defined in the amendment (as amended, the “Credit Facility”).

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

The Credit Facility includes a $15.0 million “first in, last out” (FILO) term facility (the “FILO loan”), which is discussed below under long-term debt.

At August 3, 2019, the Company had outstanding borrowings under the Revolving Facility of $49.8 million, before unamortized debt issuance costs of $0.3 million. Outstanding standby letters of credit were $2.6 million and outstanding documentary letters of credit were $1.3 million. Unused excess availability at August 3, 2019 was $44.5 million. Average monthly borrowings outstanding under the Revolving Facility during the first six months of fiscal 2019 were $56.4 million, resulting in an average unused excess availability of approximately $37.6 million. The Company’s ability to borrow under the Revolving Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Borrowings made pursuant to the Revolving Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 0.25% or 0.50%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 1.25% or 1.50%. The Company was also subject to an unused line fee of 0.25%. At August 3, 2019, the Company’s prime-based interest rate was 5.75%. At August 3, 2019, the Company had approximately $45.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 3.56%. The LIBOR-based contracts expired on August 4, 2019. When a LIBOR-based borrowing expires, the borrowings reverted back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Revolving Facility at August 3, 2019 approximated the carrying value.

Long-Term Debt

Long-term debt is as follows:

(in thousands)	August 3, 2019	February 2, 2019
FILO Loan	$15,000	$15,000
Less: unamortized debt issuance costs	(215)	(243)
Total long-term debt	14,785	14,757
Less: current portion of long-term debt	—	—
Long-term debt, net of current portion	$14,785	$14,757

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

Borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a carrying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b)the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability of either 2.75% or 3.00%.  At August 3, 2019, the outstanding balance of $15.0 million was in a 1-week LIBOR-based contract with an interest rate of 5.06%.  The LIBOR-based contract expired on August 4, 2019.  When a LIBOR-based contract expires, the Company can enter into a new LIBOR-based borrowing arrangement.

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

The following table is a summary of the Company’s components of net lease cost for the three and six months ended August 3, 2019:

	For the three	For the six
	months ended	months ended
	August 3, 2019	August 3, 2019
(in thousands)
Operating lease cost(1)	$13,215	$26,468
Short-term lease costs (2)	—	—
Variable lease costs(1)	3,954	7,999
Total lease costs	$17,169	$34,467

(1)

Lease costs related to store locations are included in Cost of Goods Sold Including Occupancy Costs on the Consolidated Statement of Operations and expenses and lease costs related to the corporate headquarters, automobile and equipment leases are included in Selling, General and Administrative expenses on the Consolidated Statement of Operations.

(2)	For the second quarter and first six months of fiscal 2019, the Company had no short-term lease costs.

Supplemental cash flow information related to leases for the first six months ended August 3, 2019 is as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$29,221
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,053

Supplemental balance sheet information related to leases as of August 3, 2019 is as follows:

Operating leases:
Weighted average remaining lease term	5.6 yrs
Weighted average discount rate	7.10%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of August 3, 2019:

(in thousands)
2019 (remaining)	$28,785
2020	54,800
2021	53,422
2022	48,417
2023	40,251
Thereafter	65,169
Total minimum lease payments	$290,844
Less: amount of lease payments representing interest	52,084
Present value of future minimum lease payments	$238,760
Less: current obligations under leases	41,372
Long-term lease obligations	$197,388

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

At August 3, 2019, the Company has two active LTIPs, its 2017-2018 LTIP and 2018-2020 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage.  Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  All time-based awards for both the 2017-2018 LTIP and the 2018-2020 LTIP were granted on the effective date on each LTIP and all awards were in restricted stock units (RSUs).

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

On March 19, 2019, the Compensation Committee approved a 25% payout of its performance targets for the 2017-2018 LTIP, resulting in awards totaling $0.5 million.  On that date, the Company granted 150,299 RSUs, which will vest, net of any forfeitures, on August 31, 2019.  In conjunction with the grant of the RSUs, the Company reclassified $0.3 million of the liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first six months of fiscal 2019. See the

Consolidated Statement of Changes in Stockholders’ Equity.  In addition to the performance awards, the Company expects to incur stock-based compensation of approximately $2.0 million for its time-based awards, which is being expensed over thirty-six months, through April 1, 2020.

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

Assuming that the Company achieves the performance target at target levels and all time-based awards vest, the compensation expense associated with the 2018-2020 LTIP is estimated to be approximately $4.1 million.  Approximately half of the compensation expense relates to the time-vested RSUs, which is being expensed straight-line over forty-one months. Through the end of the second quarter of fiscal 2019, the Company has accrued $0.1 million for performance awards under the 2018-2020 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  At August 3, 2019 the Company had 2,424,220 shares available under the 2016 Plan. Subsequent to the end of the second quarter of fiscal 2019, on August 8, 2019, the Company’s shareholders approved an amendment to increase the share reserve by an additional 2,800,000 shares.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At August 3, 2019, 784,251 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, for the first six months of fiscal 2019:

	Restricted shares	RSUs (1)	Deferred shares (2)	Fully-vested shares (3)	Performance Share Units (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	30,000	1,372,628	204,040	—	—	1,606,668	$2.93
Shares granted	—	390,299	43,455	65,995	720,000	1,219,749	$1.84
Shares vested/issued	(10,000)	(441,094)	(5,455)	(65,995)	—	(522,544)	$3.19
Shares canceled	(20,000)	(35,271)	—	—	—	(55,271)	$2.77
Outstanding non-vested shares at end of quarter	-	1,286,562	242,040	—	720,000	2,248,602	$2.28

(1)

During the first six months of fiscal 2019, the Company granted 150,299 RSUs in connection with the partial achievement of performance targets under the 2017-2018 LTIP, see Note 5, Long-Term Incentive Plans. In addition, the Company granted, as a signing award, 240,000 time-based RSUs to Mr. Kanter, which will vest equally over four years.  As a result of net share settlement, of the 441,094 time-based RSUs which vested during the first six months of fiscal 2019, only 359,542 shares of common stock were issued.

(2)

The 43,455 shares of deferred stock, with a fair value of $98,763, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first six months of fiscal 2019, the Company granted 65,995 shares of stock, with a fair value of approximately $149,995, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Fourth Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

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

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	957,400	$4.50	5.1 years	$16,878
Options granted	—	—		—
Options expired and canceled	(92,592)	$2.50		—
Options exercised	—	—		—
Outstanding options at end of quarter	864,808	$4.71	3.6 years	$—
Options exercisable at end of quarter	854,808	$4.74	3.6 years	$—

Valuation Assumptions

For the first six months of fiscal 2019, the Company granted 720,000 PSUs, 390,299 RSUs and 43,455 shares of deferred stock.  For the first six months of fiscal 2018, the Company granted 153,888 stock options, 67,305 shares of restricted stock, 334,625 RSUs and 54,798 shares of deferred stock.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in the first six months of fiscal 2019.  The following assumptions were used for grants for the first six months of fiscal 2018:

August 4, 2018
Expected volatility	48.9% - 57.1%
Risk-free interest rate	2.55% - 2.63%
Expected life	3.0 - 4.5 yrs
Dividend rate	—

Non-Employee Director Compensation Plan

The Company granted 15,397 shares of common stock, with a fair value of approximately $34,995, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2019.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.9 million and $0.8 million for the first six months of fiscal 2019 and fiscal 2018, respectively. The total compensation cost related to time-vested stock options, restricted stock, RSU and PSU awards not yet recognized as of August 3, 2019 was approximately $2.5 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 29 months.

7. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	49,867	49,060	49,734	48,926
Common stock equivalents – stock options and restricted stock (1)	308	—	—	—
Diluted weighted average common shares outstanding	50,175	49,060	49,734	48,926

(1)

Common stock equivalents of 489 shares for the three months ended August 4, 2018 and 415 and 458 shares for the six months ended August 3, 2019 and August 4, 2018, respectively, were excluded due to the net loss.

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

	For the three months ended		For the six months ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
(in thousands, except exercise prices)
Stock options	865	1,147	850	1,147
Restricted stock units	1,056	80	1,040	80
Restricted and deferred stock	85	30	63	36
Range of exercise prices of such options	$1.85 - $7.02	$1.85 - $7.02	$2.00- $7.02	$1.85 - $7.02

The above options, which were outstanding at August 3, 2019, expire from March 19, 2020 to June 29, 2028.

Shares of unvested restricted stock of 30,000 shares at August 4, 2018 were excluded from the computation of basic earnings per share. There were no unvested shares of restricted stock outstanding at August 3, 2019.

The 720,000 PSUs are excluded from basic and diluted earnings per share until the market condition is achieved.

8. Income Taxes

Since the end of fiscal 2014, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on the Company’s forecast for fiscal 2019, the Company believes that a full valuation allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.  At August 3, 2019, the Company had total deferred tax assets of $58.3 million, total deferred tax liabilities of $10.4 million and a valuation allowance of $47.9 million.

As of August 3, 2019, for federal income tax purposes, the Company has net operating loss carryforwards of $141.5 million, which will expire from fiscal 2022 through fiscal 2036 and net operating loss carryforwards of $20.8 million that are not subject to expiration.  For state income tax purposes, the Company has $91.5 million of net operating losses that are available to offset future taxable income, which will expire from fiscal 2019 through fiscal 2039.  Additionally, the Company has $3.5 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2039.

The Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at August 3, 2019 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

The discrete tax rate method was used for calculating tax expense for the second quarter and first six months of fiscal 2019 and fiscal 2018.  The Company’s tax benefit for the second quarter and first six months of fiscal 2019 was the result of the deferred tax impact of

$30,000 and $81,000, respectively, in other comprehensive income (loss), which resulted in a corresponding decrease in valuation allowance.  This income tax benefit was partially offset by tax expense, primarily for certain states’ margin tax. The income tax provision for the second quarter and first six months of fiscal 2018, primarily related to certain states’ margin tax, which was partially offset by the tax benefit recognized as a result of the deferred tax impact of $21,000 and $47,000, respectively, in other comprehensive income (loss) which resulted in a corresponding decrease in valuation allowance.

9. CEO Transition Costs

In connection with Mr. Levin’s retirement and the appointment of Mr. Kanter as the Company’s President and Chief Executive Officer, the Company has incurred certain transition costs.  For the first six months of fiscal 2019 and 2018, the Company has incurred $0.7 million and $0.1 million, respectively, related to CEO search costs, Acting CEO consulting costs, housing allowance and legal fees.  In addition, in accordance with the terms of the transition agreement between the Company and Mr. Levin, the Company is accruing for estimated future cash payments that Mr. Levin will be entitled to under his transition agreement and existing performance plans, if and when such targets are achieved.

10. Corporate Restructuring

In the second quarter of fiscal 2018, the Company incurred a charge of $1.6 million in connection with its corporate restructuring to reduce its corporate work force by approximately 15%. The charge represented employee severance, one-time termination benefits and other employee-related costs associated with the restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our expectations with respect to our strategic plans to grow our customer base and drive top-line sales; store counts, comparable sales growth and free cash flow for fiscal 2019 and the impact of the wholesale business on future growth. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended February 2, 2019, included in our Annual Report on Form 10-K for the year ended February 2, 2019, as filed with the Securities and Exchange Commission on March 22, 2019 (our “Fiscal 2018 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to the “Risk Factors” section in Part I, Item 1A of our Fiscal 2018 Annual Report, that sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks relating to the execution of our corporate strategy, and our ability to grow our wholesale segment, predict customer tastes and fashion trends, forecast sales growth trends, maintain and build our brand awareness and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail, wholesale and direct operations in the United States and Canada.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets and Rochester Clothing. At August 3, 2019, we operated 221 Destination XL stores, 16 DXL outlet stores, 59 Casual Male XL retail stores, 29 Casual Male XL outlet stores and 3 Rochester Clothing stores. Our e-commerce site, dxl.com, supports our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on February 1, 2020 and February 2, 2019 as “fiscal 2019” and “fiscal 2018,” respectively. Both fiscal 2019 and fiscal 2018 are 52-week periods.

SEGMENT REPORTING

Historically, we have had two principal operating segments: our stores and direct businesses.  We consider these two operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our omni-channel business approach.  In fiscal 2018, we launched a wholesale segment, which we consider a third operating segment.  However, due to the immateriality of the wholesale segment’s revenues, profits and assets for the six months ended August 3, 2019 and August 4, 2018, its operating results have been aggregated with the retail segment for both periods.

COMPARABLE SALES

Total comparable sales include our retail stores that have been open for at least 13 months and our direct business. Stores that have been remodeled or re-located during the period are also included in our determination of comparable sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months.  If a store becomes a clearance center, it is also removed from the calculation of comparable sales.  After our announcement in the beginning of fiscal 2019 that we would be closing our Rochester clothing stores, we removed from our comparable sales the three Rochester stores that closed during the first six months of fiscal 2019.  The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

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

RESULTS OF OPERATIONS

The following is a summary of results for the second quarter and first six months of fiscal 2019 as compared to the second quarter and first six months of the prior year, including adjusted EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of net income (loss) to adjusted EBITDA.

	For the three months ended		For the six months ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
(in millions, except per share data)
Net income (loss)	$0.0	$(1.2)	$(3.0)	$(4.3)
Adjusted EBITDA (Non-GAAP basis)	$7.1	$8.7	$11.9	$14.0

Per diluted share:
Net income (loss)	$0.00	$(0.02)	$(0.06)	$(0.09)
Adjusted net income (loss) (Non-GAAP basis)	$0.00	$0.01	$(0.04)	$(0.04)

Executive Summary

While sales for the second quarter of fiscal 2019 were disappointing and below our expectations, we were pleased to see an improvement over the first quarter.  Our second quarter comparable sales were flat to last year as compared to the first quarter, which had a comparable sales decline of (1.2)%. The flat comparable sales in the second quarter were driven by a positive comparable sales increase from our direct business, which helped to offset the low single-digit comparable sales decrease from our stores. As with many clothing retailers, the delay of warm weather that we experienced at the end of the first quarter continued into May and negatively affected sales among our seasonal merchandise categories early in the second quarter. As we have historically seen, however, as the warmer weather arrived, sales among these categories picked up through the balance of the second quarter.

Contributing to our total sales during the second quarter of fiscal 2019 was an increase of $2.7 million from our wholesale business.  We are pleased with the steady progress we are making with this new business, with total sales for the first six months of fiscal 2019 of $5.1 million.  It is important for us to ensure that we are building a strong infrastructure and financial discipline for this segment of our business.  We believe that this business will be a strong complement to our retail business and will provide us an opportunity to expand our customer base.

The tough retail sales environment and colder weather impacted sales which fell below our expectations, and as a result, we increased our promotional stance during the second quarter in an effort to drive traffic and maintain a healthy inventory, which had a negative impact on our merchandise margins.  In addition, while we saw improvement in our wholesale margin from the first quarter of fiscal 2019, our merchandise margin for the second quarter was impacted by our wholesale business, due to the nature of those margins being significantly lower than our retail business.

For the first six months of fiscal 2019, our cash flow from operations decreased by $5.9 million as compared to the prior year’s first six months, primarily due to a decrease in Adjusted EBITDA and the timing of working capital. Our inventory on August 3, 2019, increased approximately $7.5 million as compared to August 4, 2018.  Approximately half of the increase in inventory was primarily due to the acceleration of receipts from China due to impending tariffs, wholesale inventory to be delivered in the third quarter, and replacement inventory of certain styles that were impacted by a cargo vessel fire in the first quarter. The balance was driven by a door-base expansion and an increase in style-presentation levels in our better and best collections as we drive branded collections.

Financial Outlook

For fiscal 2019, we expect to deliver comparable sales growth in our omni-channel retail business and to generate free cash flow. Since Mr. Kanter joined the Company on April 1, 2019, we have made progress in developing the mission, vision and strategic plan that is now beginning to inform and define our transformation as we look forward and develop the strategy to engage the Big and Tall men across the omni-channel landscape. We are making capital investments in both our customer relationship capabilities and our data infrastructure and analytics capabilities. We believe that these investments are required as we move forward in this digitally-driven retail environment in which we operate today.

In fiscal 2019, we plan to open 2 new DXL retail stores, rebrand 12 Casual Male XL retail stores to DXL retail stores and rebrand 1 Casual Male XL outlet to a DXL outlet store.  We also plan to close 5 Casual Male XL retail stores (two of which will be closed in connection with the opening of the two DXL stores), 1 DXL store and our 5 remaining Rochester Clothing stores.

Financial Summary

Sales

	Second Quarter	First Six Months
	(in millions)
Sales for fiscal 2018	$122.2	$235.5
Less 2018 sales for stores that have closed /converted	(1.8)	(3.3)
	$120.4	$232.2

Change in comparable sales	—	(1.2)
Change in wholesale revenue	2.7	5.1
Non-comparable sales	0.3	0.3
Other, net	(0.2)	(0.2)
Sales for fiscal 2019	$123.2	$236.2

Total sales for the second quarter of fiscal 2019 increased 0.9% to $123.2 million from $122.2 million in the second quarter of fiscal 2018.  The increase of $1.0 million in total sales was principally due to an increase in wholesale revenue of $2.7 million partially offset by a decrease of $1.8 million in sales from closed stores. Comparable sales for the second quarter of fiscal 2019 were flat.  Our sales were negatively impacted by the delayed arrival of warm weather at the start of the second quarter but were pleased to see steady improvement over the course of the second quarter.

For the first six months of fiscal 2019, our total sales increased 0.3% to $236.2 million as compared to $235.5 million for the first six months of fiscal 2018.  The increase of $0.7 million was principally due to an increase in wholesale revenue of $5.1 million partially offset by a decrease in sales from closed stores of $3.3 million and a decrease in comparable sales of (0.5)%, or $1.2 million.

As we continue to invest in our digital capabilities, we believe it is important to monitor direct sales as a percentage of total retail sales. On a trailing twelve-month basis, direct sales as a percentage of total retail sales were 22.0% at the end of the second quarter of fiscal 2019 as compared to 21.2% at the end of the second quarter of the prior year. For the first six months of fiscal 2019, our direct sales were 21.3%, up from 20.5% for the first six months of the prior year.

Gross Profit Margin

For the second quarter of fiscal 2019, our gross margin rate, inclusive of occupancy costs, was 44.3% as compared to a gross margin rate of 46.3% for the second quarter of fiscal 2018. The decrease of 200 basis points was due to a decrease in merchandise margins of 270 basis points partially offset by a 70 basis point improvement in occupancy costs as a percent of sales.  The 270 basis point decrease in merchandise margin, as compared to the prior year’s second quarter, was due to the higher promotional activity of approximately 190 basis points and 80 basis points due to the impact of our wholesale segment, which by its nature has lower merchandise margins than our retail business.  The improvement in occupancy costs, as a percentage of sales, was due to a decrease of $0.8 million in total occupancy costs, primarily related to closed stores, as compared to the prior year’s second quarter.

For the first six months of fiscal 2019, our gross margin rate, inclusive of occupancy costs, was 44.0% as compared to a gross margin rate of 45.5% for the first six months of fiscal 2018.  The decrease of 150 basis points was due to a decrease in merchandise margins of 220 basis points partially offset by a 70 basis point improvement in occupancy costs as a percent of sales.  The 220 basis point decrease in merchandise margin was due to 120 basis points related to an increase promotional activity due to the lower than expected sales volume and 100 basis points due to the impact of our wholesale segment. The improvement in occupancy costs, as a percentage of sales, was due to a decrease of $1.4 million in total occupancy costs, primarily related to closed stores, as compared to the prior year’s first six months.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the second quarter of fiscal 2019 were 38.5% as compared to 39.1% for the second quarter of fiscal 2018. On a dollar basis, SG&A decreased by $0.3 million for the second quarter of fiscal 2019.  This decrease was primarily attributable to a $0.6 million decrease in marketing costs and a $0.3 million decrease in incentive accruals partially offset by an increase of $0.2 million in expenses related to our wholesales business.  In addition, as a result of adopting ASC 842 at the beginning of fiscal 2019, we are no longer receiving a $0.4 million quarterly benefit from amortizing a deferred gain related to the sale-leaseback of our corporate office.

For the first six months of fiscal 2019, SG&A expenses were 39.0% as compared to 39.6% for the first six months of fiscal 2018.  On a dollar basis, SG&A expense decreased $1.1 million, primarily due to savings of $2.3 million recognized in the first quarter due to the corporate restructuring in May 2018, a $0.5 million decrease in marketing costs and a decrease of $0.3 million in incentive accruals. These savings were partially offset by an increase of $0.6 million in expenses related to our wholesale business, the prior period’s recognition of $0.7 million of deferred gain on the sale-leaseback, as discussed above, and an insurance gains of $0.6 million in the prior year which did not repeat in fiscal 2019.

SG&A expenses are managed through two primary cost centers:  Customer Facing Costs and Corporate Supporting Costs.  Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 23.3% of sales for the first six months of fiscal 2019 as compared to 23.6% of sales for the first six months of last year. On an annual basis, management targets marketing expenses to be at approximately 5% of sales.  Corporate Supporting Costs, which include the distribution center, support, and other corporate overhead costs, represented 15.7% of sales for the first six months of fiscal 2019 compared to 16.0% of sales for the first six months of last year.  The Company continues to examine and rationalize its entire SG&A cost structure to improve its EBITDA margins and overall profitability.

Depreciation and Amortization

Depreciation and amortization for the second quarter and first six months of fiscal 2019 of $6.2 million and $12.5 million, respectively, decreased from $7.4 million and $14.7 million, respectively, for the second quarter and first six months of fiscal 2018.    With the majority of our new store growth complete, our depreciation costs are decreasing. In addition, depreciation and amortization in the prior year included amortization on our Casual Male trademark, which is now fully amortized.

Interest Expense, Net

Net interest expense for the second quarter and first six months of fiscal 2019 of $0.9 million and $1.7 million, respectively, decreased slightly from $1.0 million and $1.8 million, respectively, for the second quarter and first six months of fiscal 2018. The slight decrease in interest costs was due to a decrease in average borrowings outstanding offset by an increase in the average effective borrowing rate.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2013.  Based on our forecast for fiscal 2019, we believe that a full valuation allowance continues to remain appropriate at this time.

The discrete tax rate method was used for calculating tax expense. Due to current period losses, our current tax provision for the first six months of fiscal 2019 and fiscal 2018 was primarily due to current state margin tax, based on gross receipts less certain deductions.  The total income tax benefit for the second quarter and first six months of fiscal 2019 included a deferred tax impact of $30,000 and $81,000, respectively, in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance.  Similarly, the total income tax provision for the second quarter and first six months of fiscal 2018 included a deferred tax impact of $21,000 and $47,000, respectively, in other comprehensive income (loss) which resulted in a tax benefit due to its corresponding decrease in valuation allowance.

Net Income (Loss)

For the second quarter of fiscal 2019, we had net income of $0.0 million, or $0.00 per diluted share, compared with a net loss of $(1.2) million, or $(0.02) per diluted share, for the second quarter of fiscal 2018. For the first six months of fiscal 2019, we had a net loss of $(3.0) million, or $(0.06) per diluted share, as compared with a net loss of $(4.3) million, or $(0.09) per diluted share.

On a non-GAAP basis, before CEO transition costs and restructuring charges and assuming a normalized tax rate of 26% for all periods, adjusted net income (loss) per share for the second quarter and first six months of fiscal 2019 was $0.00 per diluted share and ($0.04) per diluted share, respectively, as compared to adjusted net income (loss) of $0.01 per diluted share and ($0.04) per diluted share, respectively, for the second quarter and first six months of 2018.

Inventory

Our inventory on August 3, 2019, increased approximately $7.5 million to $110.4 million, as compared to $102.9 million at August 4, 2018.  Approximately half of the increase in inventory was primarily due to the acceleration of receipts from China due to impending tariffs, wholesale inventory to be delivered in the third quarter, and replacement inventory of certain styles that were impacted by a cargo vessel fire in the first quarter. The balance was driven by a door-base expansion and an increase in style-presentation levels in our better and best collections as we drive branded collections. At August 3, 2019, our clearance inventory represented 10.9% of our total inventory, as compared to 10.1% at August 4, 2018.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., (“Credit Facility”), which was most recently amended in May 2019 (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. We plan to manage our working capital and it is expected that excess cash from operations will be directed toward our growth initiatives and debt reductions.  We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For the first six months of fiscal 2019, cash flow from operations decreased by approximately $5.9 million to $0.9 million as compared to $6.8 million for the first six months of fiscal 2018.  Free cash flow, a non-GAAP measure, decreased by $6.1 million to $(6.7) million for the first six months of fiscal 2019 as compared to $(0.6) million for the first six months of fiscal 2018. The primary reason for this decrease of $6.1 million in free cash flow was due to a decrease in Adjusted EBITDA and the timing of working capital.  At August 3, 2019, accrued expenses were substantially lower than the prior year due to certain rent and lease related liabilities that were eliminated upon adoption of ASC 842.  In addition, an increase of $3.0 million in incentive payments related to fiscal 2018 also contributed to the decrease in free cash flow.  As mentioned above, our inventory levels increased as compared to prior year levels as a result of increasing in-store style presentation for certain brands in our better and best collections, as well as accelerated receipts due to impending tariffs and wholesale inventory to be delivered in the third quarter. Capital expenditures for the first six months of fiscal 2019 increased slightly to $7.6 million as compared to $7.4 million for the first six months of fiscal 2018.

This decrease in free cash flow, as a result of the timing in working capital, resulted in an increase of $3.1 million in total debt outstanding at August 3, 2019 as compared to August 4, 2018.  The following is a summary of our total debt outstanding at August 3, 2019 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$49,770	$(319)	$49,451
FILO Loan	15,000	(215)	14,785
Total debt	$64,770	$(534)	$64,236

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

We had outstanding borrowings of $49.8 million under the Credit Facility at August 3, 2019. At August 3, 2019, outstanding standby letters of credit were $2.6 million and outstanding documentary letters of credit were $1.3 million.  The average monthly borrowing outstanding under the Credit Facility during the first six months ended August 3, 2019 was approximately $56.4 million, resulting in an average unused excess availability of approximately $37.6 million. Unused excess availability at August 3, 2019 was $44.5 million.

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

Borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  At August 3, 2019, the outstanding balance of $15.0 million was in a 1-week LIBOR-based contract with an interest rate of 5.06%.

Capital Expenditures

The following table sets forth the open stores and related square footage at August 3, 2019 and August 4, 2018, respectively:

	August 3, 2019		August 4, 2018
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	221	1,704	216	1,687
DXL Outlets	16	82	15	78
Casual Male XL Retail	59	196	72	248
Casual Male Outlets	29	88	31	95
Rochester Clothing	3	36	5	51
Total Stores	328	2,106	339	2,159

Below is a summary of store openings and closings from February 2, 2019 to August 3, 2019:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At February 2, 2019	216	15	66	30	5	332
New stores(1)	—	—	—	—	—	—
Rebranded stores (2)	4	1	(4)	(1)	—	—
Replaced stores(3)	1	—	(1)	—	—	—
Closed retail stores(4)	—	—	(2)	—	(2)	(4)
At August 3, 2019	221	16	59	29	3	328
(1)	Represents stores opened in new markets.
(2)	Represents Casual Male XL stores that were remodeled and rebranded to DXL stores.
(3)	Represents DXL stores opened in existing markets with the corresponding Casual Male XL stores closed in such markets in connection with those DXL store openings.
(4)	Represents closed stores for which there were no corresponding openings in the same market.

Our capital expenditures for the first six months of fiscal 2019 were $7.6 million as compared to $7.4 million for the first six months of fiscal 2018.  During the first six months of fiscal 2019, we opened one new DXL store, rebranded 4 Casual Male XL retail stores to DXL retail stores and one Casual Male XL outlet to a DXL outlet as compared to opening 2 DXL retail stores, 1 DXL outlet and 3 Casual Male XL stores rebranded to DXL stores during the first six months of fiscal 2018.

In the second half of fiscal 2019, we plan to open 1 new DXL retail store and remodel 8 Casual Male XL to DXL retail stores.  In addition, we expect to close 2 Casual Male XL retail stores (1 of which will be closed in connection with the opening of the DXL store), 1 DXL store and our 3 remaining Rochester Clothing stores.

CRITICAL ACCOUNTING POLICIES

Effective February 3, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842).”  As a result of the adoption, we established our leases as right-of-use assets of $214.1 million and established corresponding lease liabilities of $254.5 million on our Consolidated Balance Sheet at February 3, 2019.  The $40.3 million difference between the right-of-use assets and lease liabilities was primarily attributable to the elimination of certain existing lease-related assets and liabilities as a net adjustment to the right-of-use assets.  In the first six months of fiscal 2019, we recognized a net credit to opening accumulated deficit of $5.3 million to recognize: (i) the remaining deferred gain of $10.3 million from a sale-leaseback transaction (ii) the recognition of impairments, upon adoption, of certain right-to-use assets of $3.8 million and (iii) the write-off of initial direct costs of $1.2 million. See Note 1 to the Consolidated Financial Statements.

Non-GAAP Financial Measures

Adjusted net income (loss), adjusted net (income) loss per diluted share, free cash flow and Adjusted EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net loss or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted net income (loss) and adjusted net income (loss) per diluted share. Adjusted net income (loss) and adjusted net income (loss) per share reflect an adjustment assuming a normal tax rate of 26% and the add-back of CEO transition and corporate restructuring costs.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net income (loss) provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%.

	For the three months ended				For the six months ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss) (GAAP basis)	$38	$0.00	$(1,185)	$(0.02)	$(3,043)	$(0.06)	$(4,295)	$(0.09)
Adjust:
CEO transition costs	-		-		702		130
Corporate restructuring	-		1,570		-		1,630
Add back actual income tax provision (benefit)	(8)		5		(29)		3
Add income tax benefit (provision), assuming a normal tax rate of 26%	(8)		(101)		616		658

Adjusted net income (loss) (non-GAAP basis)	$22	$0.00	$289	$0.01	$(1,754)	$(0.04)	$(1,874)	$(0.04)

Weighted average number of common shares
outstanding on a diluted basis		50,175		49,060		49,734		48,926

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the six months ended
(in millions)	August 3, 2019	August 4, 2018
Cash flow from operating activities (GAAP basis)	$0.9	$6.8
Capital expenditures, infrastructure projects	(5.2)	(6.1)
Capital expenditures for DXL stores	(2.4)	(1.3)
Free Cash Flow (non-GAAP basis)	$(6.7)	$(0.6)

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

	For the three months ended		For the six months ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
(in millions)
Net income (loss) (GAAP basis)	$0.0	$(1.2)	$(3.0)	$(4.3)
Add back:
CEO transition costs	-	-	0.7	0.1
Corporate restructuring	-	1.6	-	1.6
Provision for income taxes	-	-	(0.0)	0.0
Interest expense	0.9	1.0	1.7	1.8
Depreciation and amortization	6.2	7.4	12.5	14.7
Adjusted EBITDA (non-GAAP basis)	$7.1	$8.7	$11.9	$14.0

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

At August 3, 2019, we had outstanding borrowings of approximately $49.8 million, of which approximately $45.0 million were in LIBOR-based contracts with an interest rate of approximately 3.56%. The remainder was prime-based borrowings, with a rate of 5.75%.  At August 3, 2019, the $15.0 million outstanding borrowings under the FILO loan were in a LIBOR-based contract with an interest rate of 5.06%.

Based upon a sensitivity analysis as of August 3, 2019, assuming average outstanding borrowing during the first six months of fiscal 2018 of $56.4 million under our Credit Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $357,000 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL stores located in Ontario, Canada conduct business in Canadian dollars. As of August 3, 2019, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 3, 2019. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 3, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six-month period ended August 3, 2019, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.  There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended August 3, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

First Amendment to Seventh Amended and Restated Credit Facility dated as of May 31, 2019, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Lead Borrower, the Company and CMRG Apparel, LLC, as Borrowers, and the Guarantors identified therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2019, and incorporated herein by reference).

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 28, 2019	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)