Form 10-Q
period 2019-11-02
DESTINATION XL GROUP, INC.
filed 2019-11-22
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

As of November 15, 2019, the registrant had 50,348,577 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 2, 2019	February 2, 2019
	(Fiscal 2019)	(Fiscal 2018)

ASSETS
Current assets:
Cash and cash equivalents	$5,462	$4,868
Accounts receivable	3,876	4,420
Inventories	120,211	106,837
Prepaid expenses and other current assets	11,635	11,535
Total current assets	141,184	127,660

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	83,371	92,525
Operating lease right-of-use assets	195,971	—
Intangible assets	1,150	1,150
Other assets	3,364	4,741
Total assets	$425,040	$226,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	—	1,465
Accounts payable	27,038	34,418
Accrued expenses and other current liabilities	21,236	30,140
Operating leases, current	41,063	—
Borrowings under credit facility	68,185	41,908
Total current liabilities	157,522	107,931

Long-term liabilities:
Long-term debt, net of current portion	14,799	14,757
Operating leases, non-current	192,311	—
Deferred rent and lease incentives	—	31,839
Deferred gain on sale-leaseback, net of current portion	—	8,793
Other long-term liabilities	3,669	4,116
Total long-term liabilities	210,779	59,505

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 63,044,554 and 62,241,834 shares issued at November 2, 2019 and February 2, 2019, respectively	630	622
Additional paid-in capital	312,293	310,393
Treasury stock at cost, 12,755,873 shares at November 2, 2019 and February 2, 2019	(92,658)	(92,658)
Accumulated deficit	(158,491)	(153,534)
Accumulated other comprehensive loss	(5,035)	(6,183)
Total stockholders' equity	56,739	58,640
Total liabilities and stockholders' equity	$425,040	$226,076

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(Fiscal 2019)	(Fiscal 2018)	(Fiscal 2019)	(Fiscal 2018)

Sales	$106,581	$107,069	$342,799	$342,606
Cost of goods sold including occupancy costs	62,776	60,009	195,012	188,333
Gross profit	43,805	47,060	147,787	154,273

Expenses:
Selling, general and administrative	42,108	40,436	134,197	133,631
CEO transition costs	—	430	702	560
Corporate restructuring	—	262	—	1,892
Exit costs associated with London operations	1,737	—	1,737	—
Depreciation and amortization	6,329	7,161	18,877	21,867
Total expenses	50,174	48,289	155,513	157,950

Operating loss	(6,369)	(1,229)	(7,726)	(3,677)

Interest expense, net	(870)	(798)	(2,585)	(2,642)

Loss before benefit for income taxes	(7,239)	(2,027)	(10,311)	(6,319)
Benefit for income taxes	(49)	(22)	(78)	(19)

Net loss	$(7,190)	$(2,005)	$(10,233)	$(6,300)

Net loss per share - basic and diluted	$(0.14)	$(0.04)	$(0.21)	$(0.13)

Weighted-average number of common shares outstanding:
Basic	50,089	49,352	49,853	49,068
Diluted	50,089	49,352	49,853	49,068

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(Fiscal 2019)	(Fiscal 2018)	(Fiscal 2019)	(Fiscal 2018)
Net loss	$(7,190)	$(2,005)	$(10,233)	$(6,300)

Other comprehensive income before taxes:
Recognition of accumulated foreign currency translation adjustment	792	—	792	—
Foreign currency translation	2	(7)	(81)	(246)
Pension plans	196	165	588	495
Other comprehensive income before taxes	990	158	1,299	249
Tax provision related to items of other comprehensive income	(70)	(45)	(151)	(92)
Other comprehensive income, net of tax	920	113	1,148	157
Comprehensive loss	$(6,270)	$(1,892)	$(9,085)	$(6,143)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 2, 2019	62,242	$622	$310,393	(12,755)	$(92,658)	$(153,534)	$(6,183)	$58,640
Board of directors compensation	36		142					142
Stock compensation expense			414					414
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity (Note 5)			304					304
Issuance of common stock, upon RSUs release	374	4	(4)					—
Shares withheld for taxes related to net share settlement of RSUs	(78)	—	(192)					(192)
Deferred stock vested	2	—	—					—
Change in accounting principle due to adoption of ASC 842						5,276		5,276
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							150	150
Foreign currency, net of taxes							(24)	(24)
Net loss						(3,081)		(3,081)
Balance at May 4, 2019	62,576	$626	$311,057	(12,755)	$(92,658)	$(151,339)	$(6,057)	$61,629
Board of directors compensation	45	—	142					142
Stock compensation expense			514					514
Issuance of common stock, upon RSUs release	67	1	(1)					—
Shares withheld for taxes related to net share settlement of RSUs	(3)	—	(6)					(6)
Cancellation of restricted stock	(20)	—	—					—
Deferred stock vested	3	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							142	142
Foreign currency, net of taxes							(40)	(40)
Net income						38		38
Balance at August 3, 2019	62,668	$627	$311,706	(12,755)	$(92,658)	$(151,301)	$(5,955)	$62,419
Board of directors compensation	55		142					142
Stock compensation expense			494					494
Issuance of common stock, upon RSUs release	348	3	(3)					—
Shares withheld for taxes related to net share settlement of RSUs	(30)	-	(46)					(46)
Deferred stock vested	3							—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							145	145
Foreign currency, net of taxes							(17)	(17)
Recognition of accumulated foreign currency translation adjustment							792	792
Net loss						(7,190)		(7,190)
Balance at November 2, 2019	63,044	$630	$312,293	(12,755)	$(92,658)	$(158,491)	$(5,035)	$56,739

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986
Board of directors compensation	37	—	140					140
Stock compensation expense			407					407
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity			381					381
Issuance of common stock, upon RSUs release	165	2	(2)					—
Issuance of restricted stock	30	—	—					—
Deferred stock vested	3	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							129	129
Foreign currency, net of taxes							(126)	(126)
Net loss						(3,110)		(3,110)
Balance at May 5, 2018	61,721	$617	$308,483	(12,755)	$(92,658)	$(142,395)	$(6,240)	$67,807
Board of directors compensation	58	1	143					144
Stock compensation expense			382					382
Issuance of common stock, upon RSUs release	157	1	(1)					—
Cancellation of restricted stock	(33)	—	—					—
Deferred stock vested	2	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							116	116
Foreign currency, net of taxes							(75)	(75)
Net loss						(1,185)		(1,185)
Balance at August 4, 2018	61,905	$619	$309,007	(12,755)	$(92,658)	$(143,580)	$(6,199)	$67,189
Board of directors compensation	51	—	165					165
Stock compensation expense			305					305
Issuance of common stock, upon RSUs release	305	3	(3)					—
Shares withheld for taxes related to net share settlement of RSUs	(54)	—	(136)					(136)
Deferred stock vested	2	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							122	122
Foreign currency, net of taxes							(9)	(9)
Net loss						(2,005)		(2,005)
Balance at November 3, 2018	62,209	$622	$309,338	(12,755)	$(92,658)	$(145,585)	$(6,086)	$65,631

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	November 2, 2019	November 3, 2018
	(Fiscal 2019)	(Fiscal 2018)
Cash flows from operating activities:
Net loss	$(10,233)	$(6,300)
Adjustments to reconcile net loss to net cash used for operating activities:
Recognition of accumulated foreign currency translation adjustment	792	—
Amortization of deferred gain on sale-leaseback	—	(1,099)
Amortization of deferred debt issuance costs	104	136
Write-off of deferred debt issuance costs	—	186
Depreciation and amortization	18,877	21,867
Stock compensation expense	1,422	1,094
Board of directors stock compensation	426	449

Changes in operating assets and liabilities:
Accounts receivable	544	1,608
Inventories	(13,374)	(13,039)
Prepaid expenses and other current assets	(100)	(1,348)
Other assets	(352)	169
Accounts payable	(7,380)	(4,270)
Operating leases, net	(2,992)	—
Deferred rent and lease incentives	—	(2,780)
Accrued expenses and other liabilities	(2,138)	2,054
Net cash used for operating activities	(14,404)	(1,273)

Cash flows from investing activities:
Additions to property and equipment, net	(10,973)	(9,842)
Net cash used for investing activities	(10,973)	(9,842)

Cash flows from financing activities:
Costs associated with new credit facility	—	(553)
Proceeds from the issuance of long-term debt	—	15,000
Principal payments on long-term debt	—	(12,251)
Net borrowings under credit facility	26,215	10,069
Tax withholdings paid related to net share settlements of RSUs	(244)	(136)
Net cash provided by financing activities	25,971	12,129
Net increase in cash and cash equivalents	594	1,014
Cash and cash equivalents:
Beginning of period	4,868	5,362
End of period	$5,462	$6,376

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Segment Information

The Company has historically had two principal operating segments: its stores and direct businesses.  The Company considers these two operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.   In fiscal 2018, the Company launched a wholesale segment, which the Company considers a third operating segment. However, due to the immateriality of the wholesale segment’s revenues, profits and assets at November 2, 2019, its operating results are aggregated with the retail segment for all periods.

Intangibles

In the fourth quarter of fiscal 2018, the Company purchased the rights to the domain name “dxl.com.”  The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset.  During the first nine months ended November 2, 2019, no event or circumstance occurred which would cause a reduction in the fair value of this intangible asset.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At November 2, 2019, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

The fair value of the “dxl.com” domain name, an indefinite-lived asset, is measured on a non-recurring basis in connection with the Company’s annual impairment test. The fair value of the domain name was determined to approximate carrying value, due to its recent acquisition in the fourth quarter of fiscal 2018, and is classified within Level 3 of the valuation hierarchy. See Intangibles above.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments.

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and nine months ended November 2, 2019 and November 3, 2018, respectively, were as follows:

	November 2, 2019			November 3, 2018
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,229)	$(726)	$(5,955)	$(5,595)	$(604)	$(6,199)

Other comprehensive income (loss) before reclassifications, net of taxes	27	(17)	10	58	(9)	49

Recognition of accumulated foreign currency translation adjustment (1)	—	792	792	—	—	—

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	118	—	118	64	—	64

Other comprehensive income (loss) for the period	145	775	920	122	(9)	113

Balance at end of quarter	$(5,084)	$49	$(5,035)	$(5,473)	$(613)	$(6,086)

	November 2, 2019			November 3, 2018
For the nine months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,521)	$(662)	$(6,183)	$(5,840)	$(403)	$(6,243)

Other comprehensive income (loss) before reclassifications, net of taxes	82	(81)	1	173	(210)	(37)

Recognition of accumulated foreign currency translation adjustment (1)	—	792	792	—	—	—

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	355	—	355	194	—	194

Other comprehensive income (loss) for the period	437	711	1,148	367	(210)	157

Balance at end of quarter	$(5,084)	$49	$(5,035)	$(5,473)	$(613)	$(6,086)

(1)

In connection with the Company’s closing its Rochester Clothing store in London, England and exiting its London operations, the Company recognized the accumulated foreign currency translation adjustment as an expense and it has been included in “Exit costs associated with London operations” on the Consolidated Statement of Operations for the three and nine months ended November 2, 2019.
(2)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $160,000 and $87,000 for the three months ended November 2, 2019 and November 3, 2018, respectively, and $481,000 and $264,000 for the nine months ended November 2, 2019 and November 3, 2018, respectively.

Stock-based Compensation

All share-based payments, including grants of employee stock options and restricted stock, are recognized as an expense in the Consolidated Statements of Operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. Actual results and future changes in estimates may differ from the Company’s current estimates. In the first quarter of fiscal 2019, the Company granted performance stock units with a market condition.  See Note 6 for disclosure concerning the assumptions and valuation method used to determine the fair value of the award and the associated derived service period over which the associated stock compensation will be recognized.

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

There was no material impairment of long-lived assets in the first nine months of fiscal 2019 or fiscal 2018.

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

No other new accounting pronouncements, issued or effective during the first nine months of fiscal 2019, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

̶

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. An allowance for chargebacks will be established once the Company has sufficient historical experience.  For the first nine months of fiscal 2019 and fiscal 2018, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”.  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.1 million and $2.4 million at November 2, 2019 and February 2, 2019, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.3 million and $1.0 million at November 2, 2019 and February 2, 2019, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note 1, the Company’s business consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses.  The operating results from the wholesale segment, which were immaterial, have been aggregated with this reportable segment for the first nine months of fiscal 2019, but the revenues are separately reported below. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors:

	For the three months ended				For the nine months ended
(in thousands)	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
Store sales	$81,054	78.1%	$85,106	79.8%	$262,888	78.5%	$272,413	79.6%
Direct sales	22,676	21.9%	21,591	20.2%	71,915	21.5%	69,772	20.4%
Retail segment	$103,730		$106,697		$334,803		$342,185
Wholesale segment	2,851		372		7,996		421
Total Sales	$106,581		$107,069		$342,799		$342,606

3. Debt

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement with Bank of America, N.A., as agent, providing for a secured $140.0 million credit facility.  On May 31, 2019, the Credit Facility was amended to expand the definition of its borrowing base to include certain receivables, as defined in the First Amendment.  On September 5, 2019, the Company entered into the Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment was requested by the Company to improve its Excess Availability over the next two years and impacts only the $15.0 million “first-in, last out” (FILO) term facility (the “FILO loan”), which is discussed below under long-term debt. The Second Amendment also waived a technical occurrence of an Event of Default under the Credit Facility arising from the Company’s disposition of certain immaterial trademark registrations (as amended, the “Credit Facility”).

The Credit Facility provides maximum committed borrowings of $125.0 million in revolver loans, with the ability, pursuant to an accordion feature, to increase the Credit Facility by an additional $50.0 million upon the request of the Company and the agreement of the lender(s) participating in the increase (the “Revolving Facility”). The Revolving Facility provides for a sublimit of $20.0 million for commercial and standby letter of credits and up to $15.0 million for swingline loans. The Company’s ability to borrow under the Revolving Facility (the “Loan Cap”) is determined using an availability formula based on eligible assets. Pursuant to the Second Amendment, the Credit Facility requires the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 if its excess availability under the Credit Facility fails to be equal to or greater than the greater of 12.5 % of the Loan Cap and $7.5 million. After May 24, 2021 and through the maturity date, the percentage of the Loan Cap of 12.5% will be reduced to 10%. The maturity date of the Credit Facility is May 24, 2023. The Company’s obligations under the Credit Facility are secured by a lien on substantially all of its assets.

At November 2, 2019, the Company had outstanding borrowings under the Revolving Facility of $68.5 million, before unamortized debt issuance costs of $0.3 million. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit were $0.3 million. Unused excess availability at November 2, 2019 was $40.6 million. Average monthly borrowings outstanding under the Revolving Facility during the first nine months of fiscal 2019 were $58.7 million, resulting in an average unused excess availability of approximately $38.5 million. The Company’s ability to borrow under the Revolving Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Borrowings made pursuant to the Revolving Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 0.25% or 0.50%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 1.25% or 1.50%. The Company was also subject to an unused line fee of 0.25%. At November 2, 2019, the Company’s prime-based interest rate was 5.00%. At November 2, 2019, the Company had approximately $65.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 3.06%. The LIBOR-based contracts expired on November 4, 2019. When a LIBOR-based borrowing expires, the borrowings reverted back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Revolving Facility at November 2, 2019 approximated the carrying value.

Long-Term Debt

Long-term debt is as follows:

(in thousands)	November 2, 2019	February 2, 2019
FILO Loan	$15,000	$15,000
Less: unamortized debt issuance costs	(201)	(243)
Total long-term debt	14,799	14,757
Less: current portion of long-term debt	—	—
Long-term debt, net of current portion	$14,799	$14,757

The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time.  The Second Amendment to the Credit Facility extended these advance rates by approximately a year before they begin to step down.  There can be no voluntary prepayments on the FILO loan during the first year.  After its one-year anniversary, the FILO loan can be repaid, in whole or in part, subject to certain payment conditions.  The term loan expires on May 24, 2023, if not repaid in full prior to that date.

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings are increased by approximately 50 basis points temporarily through May 24, 2021, at which time the margin rates will revert back to the original terms. Accordingly, borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a carrying percentage based on the Company’s excess availability, of either 2.25% or 2.50% until May 24, 2021 or 1.75% or 2.00% after May 24, 2021 or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability of either 3.25% or 3.50% until May 24, 2021, or 2.75% or 3.00% after May 24, 2021.  At November 2, 2019, the outstanding balance of $15.0 million was in a 1-month LIBOR-based contract with an interest rate of 5.14%.  The LIBOR-based contract expired on November 17, 2019.  When a LIBOR-based contract expires, the Company can enter into a new LIBOR-based borrowing arrangement.

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

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended November 2, 2019:

	For the three	For the nine
	months ended	months ended
	November 2, 2019	November 2, 2019
(in thousands)
Operating lease cost(1)	$13,500	$39,968
Short-term lease costs (2)	—	—
Variable lease costs(1)	4,201	12,200
Total lease costs	$17,701	$52,168

(1)

Lease costs related to store locations are included in Cost of Goods Sold Including Occupancy Costs on the Consolidated Statement of Operations and expenses and lease costs related to the corporate headquarters, automobile and equipment leases are included in Selling, General and Administrative expenses on the Consolidated Statement of Operations.

(2)	For the third quarter and first nine months of fiscal 2019, the Company had no short-term lease costs.

Supplemental cash flow information related to leases for the first nine months ended November 2, 2019 is as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$43,633
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,245

Supplemental balance sheet information related to leases as of November 2, 2019 is as follows:

Operating leases:
Weighted average remaining lease term	5.5 yrs.
Weighted average discount rate	7.12%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of November 2, 2019:

(in thousands)
2019 (remaining)	$14,395
2020	55,304
2021	54,233
2022	49,174
2023	41,257
Thereafter	68,831
Total minimum lease payments	$283,194
Less: amount of lease payments representing interest	49,820
Present value of future minimum lease payments	$233,374
Less: current obligations under leases	41,063
Long-term lease obligations	$192,311

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

At November 2, 2019, the Company has two active LTIPs: 2018-2020 LTIP and 2019-2021 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  All time-based awards under the 2018-2020 LTIP were restricted stock units (RSUs).  For the 2019-2021 LTIP, 50% of the time-based awards granted were RSUs and 50% were cash.

2017-2018 LTIP

On March 19, 2019, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a 25% payout based on the achievement of performance targets under the 2017-2018 LTIP, which ended February 2, 2019. On March 19, 2019, the Company granted 150,299 RSUs with a fair value of $0.5 million.  The RSUs vested, net of any forfeitures, on August 31, 2019.  In conjunction with the grant of the RSUs, the Company reclassified $0.3 million of the liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first nine months of fiscal 2019. See the Consolidated Statement of Changes in Stockholders’ Equity.  In addition to the performance awards, the Company will have incurred stock-based compensation of approximately $2.0 million for its time-based awards, which is being expensed over thirty-six months, through April 1, 2020.

2018-2020 LTIP and 2019-2021 LTIP

In June 2018, the Company amended its LTIP to, among other things, extend the performance period for awards to three years, beginning with grants in fiscal 2018. Performance targets for the 2018-2020 LTIP and the 2019-2021 LTIP were established and approved by the Compensation Committee on October 24, 2018 and August 7, 2019, respectively.  Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2021 and August 31, 2022, respectively.  The time-based awards under the 2018-2020 LTIP and the 2019-2021 LTIP vest in four equal installments through April 1, 2022 and April 1, 2023, respectively.

Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2018-2020 LTIP is estimated to be approximately $3.8 million.  Approximately half of the compensation expense relates to the time-vested RSUs, which is being expensed straight-line over 41 months. Through the end of the third quarter of fiscal 2019, the Company has accrued $0.2 million for performance awards under the 2018-2020 LTIP.

For the 2019-2021 LTIP, assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense is estimated to be approximately $4.1 million.  Approximately half of the compensation relates to time-based awards, 50% RSUs and 50% cash, which is being expensed straight-line over 44 months. There was no accrual at November 2, 2019 for performance awards under the 2019-2021 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  During the third quarter of fiscal 2019, on August 8, 2019, the Company’s shareholders approved an amendment to increase the share reserve by an additional 2,800,000 shares. At November 2, 2019, the Company had 3,699,319 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At November 2, 2019, 784,251 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, for the first nine months of fiscal 2019:

	Restricted shares	RSUs (1)	Deferred shares (2)	Fully-vested shares (3)	Performance Share Units (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	30,000	1,372,628	204,040	—	—	1,606,668	$2.93
Shares granted	—	1,234,439	72,668	110,370	720,000	2,137,477	$1.77
Shares vested/issued	(10,000)	(788,763)	(8,857)	(110,370)	—	(917,990)	$2.94
Shares canceled	(20,000)	(126,052)	—	—	—	(146,052)	$2.38
Outstanding non-vested shares at end of quarter	—	1,692,252	267,851	—	720,000	2,680,103	$2.03

(1)

During the first nine months of fiscal 2019, the Company granted 150,299 RSUs in connection with the partial achievement of performance targets under the 2017-2018 LTIP, see Note 5, Long-Term Incentive Plans. In addition, the Company granted 368,205 time-based RSUs as signing awards. The remainder of the RSUs granted for the first nine-months of fiscal 2019 related to time-based awards granted under the Company’s LTIPs. As a result of net share settlement, of the 788,763 RSUs which vested during the first nine months of fiscal 2019, only 677,742 shares of common stock were issued.

(2)

The 72,668 shares of deferred stock, with a grant date fair value of $148,133, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first nine months of fiscal 2019, the Company granted 110,370 shares of stock, with a fair value of approximately $224,989, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Fourth Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

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

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	957,400	$4.50	5.1 years	$16,878
Options granted	—	—		—
Options expired and canceled	(92,592)	$2.50		—
Options exercised	(46,296)	$2.50		—
Outstanding options at end of quarter	818,512	$4.84	3.4 years	$—
Options exercisable at end of quarter	813,512	$4.85	3.3 years	$—

Valuation Assumptions

For the first nine months of fiscal 2019, the Company granted 720,000 PSUs, 1,234,439 RSUs and 72,668 shares of deferred stock.  For the first nine months of fiscal 2018, the Company granted 153,888 stock options, 30,000 shares of restricted stock, 1,050,650 RSUs and 82,289 shares of deferred stock.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the trading day immediately preceding the date of grant.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in the first nine months of fiscal 2019.  The following assumptions were used for grants for the first nine months of fiscal 2018:

November 3, 2018
Expected volatility	48.9% - 57.1%
Risk-free interest rate	2.55% - 2.63%
Expected life	3.0 - 4.5 yrs
Dividend rate	—

Non-Employee Director Compensation Plan

The Company granted 25,751 shares of common stock, with a fair value of approximately $52,493, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2019.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $1.4 million and $1.1 million for the first nine months of fiscal 2019 and fiscal 2018, respectively. The total compensation cost related to time-vested stock options, restricted stock, RSU and PSU awards not yet recognized as of November 2, 2019 was approximately $3.2 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 30 months.

7. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	50,089	49,352	49,853	49,068
Common stock equivalents – stock options and restricted stock (1)	—	—	—	—
Diluted weighted average common shares outstanding	50,089	49,352	49,853	49,068

(1)

Common stock equivalents of 324 shares and 581 shares for the three months ended November 2, 2019 and November 3, 2018, respectively, and 404 shares and 494 shares for the first nine months ended November 2, 2019 and November 3, 2018, respectively, were excluded due to the net loss in each period.

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

	For the three months ended		For the nine months ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
(in thousands, except exercise prices)
Stock options	819	963	804	963
Restricted stock units	1,242	754	679	786
Restricted and deferred stock	114	24	114	57
Range of exercise prices of such options	$1.85 - $7.02	$2.25 - $7.02	$2.25- $7.02	$2.25 - $7.02

The above options, which were outstanding at November 2, 2019, expire from March 19, 2020 to June 29, 2028.

Shares of unvested restricted stock of 30,000 shares at November 3, 2018 were excluded from the computation of basic earnings per share. There were no unvested shares of restricted stock outstanding at November 2, 2019.

The 720,000 PSUs are excluded from basic and diluted earnings per share until the market condition is achieved.

8. Income Taxes

Since the end of fiscal 2014, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on the Company’s forecast for fiscal 2019, the Company believes that a full valuation allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.  At November 2, 2019, the Company had total deferred tax assets of $58.6 million, total deferred tax liabilities of $9.9 million and a valuation allowance of $48.7 million.

As of November 2, 2019, for federal income tax purposes, the Company has net operating loss carryforwards of $141.5 million, which will expire from fiscal 2022 through fiscal 2036 and net operating loss carryforwards of $26.6 million that are not subject to expiration.  For state income tax purposes, the Company has $94.8 million of net operating losses that are available to offset future taxable income, which will expire from fiscal 2019 through fiscal 2039.  Additionally, the Company has $2.9 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2039.

The Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at November 2, 2019 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

The discrete tax rate method was used for calculating tax expense for the third quarter and first nine months of fiscal 2019 and fiscal 2018.  The Company’s net tax benefit for the third quarter and first nine months of fiscal 2019 was the result of the deferred tax impact of $70,000 and $151,000, respectively, in other comprehensive income (loss), which resulted in a corresponding decrease in valuation allowance.  This income tax benefit was partially offset by tax expense, primarily for certain states’ margin tax. The net tax benefit for the third quarter and first nine months of fiscal 2018, primarily related to certain states’ margin tax, which was partially offset by the tax benefit recognized as a result of the deferred tax impact of $45,000 and $92,000, respectively, in other comprehensive income (loss) which resulted in a corresponding decrease in valuation allowance.

9. CEO Transition Costs

In connection with Mr. Levin’s retirement and the appointment of Mr. Kanter as the Company’s President and Chief Executive Officer, the Company has incurred certain transition costs.  For the first nine months of fiscal 2019 and 2018, the Company has incurred $0.7 million and $0.6 million, respectively, related to CEO search costs, Acting CEO consulting costs, housing allowance and legal fees.  In addition, in accordance with the terms of the transition agreement between the Company and Mr. Levin, the Company is accruing for estimated future cash payments that Mr. Levin will be entitled to under his transition agreement and existing performance plans, if and when such targets are achieved.

10. Corporate Restructuring

Results for the third quarter and first nine months of fiscal 2018 included a charge of $0.3 million and $1.9 million, respectively, in connection with its corporate restructuring in May 2018, which reduced its corporate work force by approximately 15%. The charge represented employee severance, one-time termination benefits and other employee-related costs associated with the restructuring.

11. Exit Costs Associated with London Operations

During the third quarter of fiscal 2019, the Company closed its Rochester Clothing store located in London, England.  In connection with this store closure, the Company incurred a charge of approximately $1.7 million, which included a non-cash charge of $0.8 million related to the recognition of the accumulated foreign currency translation adjustment.  The remainder of the charge primarily related to lease termination and inventory liquidation costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our expectations with respect to our strategic plans to grow our customer base and drive top-line sales; store counts and store closures, comparable sales growth and free cash flow for fiscal 2019, targeted marketing spend, capital investments, and the impact of the wholesale business on future growth. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended February 2, 2019, included in our Annual Report on Form 10-K for the year ended February 2, 2019, as filed with the Securities and Exchange Commission on March 22, 2019 (our “Fiscal 2018 Annual Report”).

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail, wholesale and direct operations in the United States and Canada.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets and Rochester Clothing. At November 2, 2019, we operated 229 Destination XL stores, 17 DXL outlet stores, 50 Casual Male XL retail stores, 28 Casual Male XL outlet stores and 2 Rochester Clothing stores. Our e-commerce site, dxl.com, supports our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on February 1, 2020 and February 2, 2019 as “fiscal 2019” and “fiscal 2018,” respectively. Both fiscal 2019 and fiscal 2018 are 52-week periods.

SEGMENT REPORTING

Historically, we have had two principal operating segments: our stores and direct businesses.  We consider these two operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our omni-channel business approach.  In fiscal 2018, we launched a wholesale segment, which we consider a third operating segment.  However, due to the immateriality of the wholesale segment’s revenues, profits and assets for the nine months ended November 2, 2019 and November 3, 2018, its operating results have been aggregated with the retail segment for both periods.

COMPARABLE SALES

Total comparable sales include our retail stores that have been open for at least 13 months and our direct business. Stores that have been remodeled or re-located during the period are also included in our determination of comparable sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months.  If a store becomes a clearance center, it is also removed from the calculation of comparable sales.  After our announcement in the beginning of fiscal 2019 that we would be closing our Rochester Clothing stores, we removed these stores from the comparable sales base.  The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

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

RESULTS OF OPERATIONS

The following is a summary of results for the third quarter and first nine months of fiscal 2019 as compared to the third quarter and first nine months of the prior year, including adjusted EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted EBITDA.

	For the three months ended		For the nine months ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
(in millions, except per share data)
Net loss	$(7.2)	$(2.0)	$(10.2)	$(6.3)
Adjusted EBITDA (Non-GAAP basis)	$1.7	$6.6	$13.6	$20.7

Per diluted share:
Net loss	$(0.14)	$(0.04)	$(0.21)	$(0.13)
Adjusted net loss (Non-GAAP basis)	$(0.08)	$(0.02)	$(0.12)	$(0.06)

Executive Summary

While we were disappointed with our results for the third quarter, we were pleased to see quarter-over-quarter improvement in sales, with an increase in our comparable sales for the third quarter of 0.2%.  Comparable sales were low single-digit negative at the start of the third quarter, but improved over the 13 weeks, with positive comparable sales in October in the low single-digits. We were also pleased with the growth in our direct business during the third quarter, which increased mid-single digits over the prior year driven by double-digit DXL.com (DTC) traffic.  Contributing to our total sales during the third quarter of fiscal 2019 was our wholesale business, which generated $2.9 million, or an increase of $2.5 million over the prior year quarter.  We are pleased with the steady progress we are making with this new business, with total sales for the first nine months of fiscal 2019 of $8.0 million.

Gross margin for the third quarter decreased approximately 310 basis points from last year’s third quarter.  During the quarter, we tested a variety of new promotional events to further drive the omni-channel retail experience, aligning direct and store promotions.  While the promotional events were unsuccessful in driving the sales results we had hoped for, we did gain some valuable insights that will benefit our future promotions.  We had expected the tests we developed and implemented in-store could be capable of driving incremental traffic and while they did achieve that directionally, the promotions were not sufficiently offset by traffic. We also saw a higher sell through of clearance merchandise.  Lastly, our gross margin also was impacted by a change to our internal inventory aging policy as part of our ongoing "diagnostic" of the inventory mix. In recent years, our tailored clothing assortments have struggled from a noticeable shift and continued shift in customer preference to casual sportswear.  As a result, the inventory diagnostic in the third quarter resulted in an increase in our lower of cost or market reserves on certain aged inventory, particularly in tailored clothing.  As a result of this exercise, we recorded a $0.9 million non-cash charge to gross margin to maintain a healthy inventory position.  As we previously mentioned, as our wholesale business grows, it will continue to negatively impact our gross margin rate, due to the nature of those margins being significantly lower than our retail business.

Our results for the third quarter of fiscal 2019 also included a charge of $1.7 million related to the closure of our London Rochester Clothing store and the exit from our London operations.  The largest component of this charge was the recognition of the accumulated foreign currency translation adjustment of approximately $0.8 million.  The remainder of the charge related primarily to lease termination and inventory liquidation costs.

For the first nine months of fiscal 2019, our cash flow from operations decreased by $13.1 million as compared to the prior year’s first nine months, primarily due to a decrease in Adjusted EBITDA and the timing of working capital, namely accrued expenses and accounts payable. Our inventory on November 2, 2019 increased approximately $3.8 million as compared to November 3, 2018.  This increase was due to an increase in wholesale inventory as well as an increase in style-presentation levels in our better and best collections in our stores as we drive branded collections.

Financial Outlook

For fiscal 2019, we expect comparable sales in our omni-channel retail business to be flat and free cash flow to be breakeven.  Since Harvey Kanter joined the Company on April 1, 2019, we have made progress in developing the mission, vision and strategic plan, which informs and defines our transformation as we have begun to execute the strategy to engage big and tall men across the omni-

channel landscape. We are making capital investments in both our customer relationship and our data infrastructure and analytics capabilities. We believe these investments are required as we move forward in the digitally-driven retail environment in which we operate today.  A significant step toward this ongoing commitment to building out a digitally-centric marketing organization was the appointment in October 2019 of Erica Thompson as our Chief Marketing Officer and the appointment in November 2019 of Ujjwal Dhoot as Chief Digital Officer.

In the fourth quarter of fiscal 2019, we plan to close the two remaining Rochester Clothing stores and one DXL retail store.

Financial Summary

Sales

	Third Quarter	First Nine Months
	(in millions)
Sales for fiscal 2018	$107.1	$342.6
Less 2018 sales for stores that have closed /converted	(2.0)	(5.3)
	$105.1	$337.3

Change in comparable sales	0.2	(1.1)
Change in wholesale revenue	2.5	7.6
Non-comparable sales	(0.1)	0.3
Other, net	(1.1)	(1.3)
Sales for fiscal 2019	$106.6	$342.8

Total sales for the third quarter of fiscal 2019 decreased 0.5% to $106.6 million from $107.1 million in the third quarter of fiscal 2018.  The decrease of $0.5 million in total sales was principally due to a decrease in sales of $2.0 million from closed stores and a decrease in other revenue, which includes loyalty and alterations, of approximately $1.1 million.  These decreases were partially offset by an increase in wholesale revenue of $2.5 million and comparable sales increase for the third quarter of 0.2%, or $0.2 million.  Comparable sales during the third quarter of fiscal 2019 improved during the quarter with comparable sales in August down 2.3%, September up 0.2% and October up 2.5%.  While traffic continues to be down, our conversion rate and number of transactions were up low single digits. We did see a decrease in our dollars per transaction, which was primarily driven by our promotional and clearance activity. With respect to our direct business, we saw a double-digit percentage increase in site traffic, which resulted in a mid-single digit increase in direct sales for the third quarter of fiscal 2019.

For the first nine months of fiscal 2019, our total sales increased 0.1% to $342.8 million as compared to $342.6 million for the first nine months of fiscal 2018.  The increase of $0.2 million was principally due to an increase in wholesale revenue of $7.6 million partially offset by a decrease in sales from closed stores of $5.3 million and a decrease in comparable sales of (0.3)%, or $1.1 million for the first nine months of fiscal 2019.

On a trailing twelve-month basis, direct sales as a percentage of total retail sales were 22.4% at the end of the third quarter of fiscal 2019 as compared to 21.2% at the end of the third quarter of the prior year. For the first nine months of fiscal 2019, our direct sales were 21.5%, up from 20.4% for the first nine months of the prior year.

Gross Profit Margin

For the third quarter of fiscal 2019, our gross margin rate, inclusive of occupancy costs, was 41.1% as compared to a gross margin rate of 44.0% for the third quarter of fiscal 2018. The decrease of 290 basis points was due to a decrease in merchandise margins of 310 basis points partially offset by a 20 basis point improvement in occupancy costs as a percent of sales.  The 310 basis point decrease in merchandise margin, as compared to the prior year’s third quarter, was due, in part, to approximately 110 basis points related to higher clearance selling and promotional activity.  The remainder of the merchandise margin decrease came from an inventory diagnostic that resulted in an 80 basis point decrease related to the write-off of aged inventory and 120 basis points due to the growth of our wholesale segment, which by its nature has lower merchandise margins than our retail business.  The 80 basis point decrease for the write-off of aged inventory was due to a change to our inventory aging policy for which we incurred a charge of approximately $0.9 million, which represented approximately 0.8% of our total inventory cost.  The improvement in occupancy costs, as a percentage of sales, was due to a decrease of $0.4 million in total occupancy costs, primarily related to closed stores, as compared to the prior year’s third quarter.

For the first nine months of fiscal 2019, our gross margin rate, inclusive of occupancy costs, was 43.1% as compared to a gross margin rate of 45.0% for the first nine months of fiscal 2018.  The decrease of 190 basis points was due to a decrease in merchandise margins of 240 basis points partially offset by a 50 basis point improvement in occupancy costs as a percent of sales.  The 240 basis point decrease in merchandise margin was due to approximately 110 basis points related to higher clearance selling and promotional activity, 30 basis points related to the write-off of aged inventory and 100 basis points due to the growth of our wholesale segment.

The improvement in occupancy costs, as a percentage of sales, was due to a decrease of $1.8 million in total occupancy costs, primarily related to closed stores, as compared to the prior year’s first nine months.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2019 were 39.5% as compared to 37.8% for the third quarter of fiscal 2018. On a dollar basis, SG&A increased by $1.7 million for the third quarter of fiscal 2019.  This increase was primarily attributable to increases in corporate severance of $0.5 million, $0.3 million in marketing costs, $0.4 million in information technology and an increase of $0.2 million in expenses related to our wholesale segment. In addition, as a result of adopting the new lease accounting standard (ASC 842) at the beginning of fiscal 2019, we are no longer receiving a $0.4 million quarterly benefit from amortizing a deferred gain related to the sale-leaseback of our corporate office.

For the first nine months of fiscal 2019, SG&A expenses were 39.1% as compared to 39.0% for the first nine months of fiscal 2018.  On a dollar basis, SG&A expense increased $0.6 million, primarily due to the prior period’s recognition of $1.1 million of deferred gain on the sale-leaseback, as discussed above, and an insurance gain of $0.6 million in the prior year, which did not repeat in fiscal 2019.  In addition, wholesale business expenses increased $0.6 million, corporate severance increased $0.5 million and supporting costs for our direct business increased $0.5 million, which ties directly to our growth in the direct business. Partially offsetting these increases in SG&A expenses were savings of $2.3 million recognized in the first half of fiscal 2019 due to the corporate restructuring in May 2018, a decrease of approximately $0.2 million in marketing and a decrease of $0.3 million in incentive accruals.

SG&A expenses are managed through two primary cost centers:  Customer Facing Costs and Corporate Supporting Costs.  Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 22.9% of sales for the first nine months of fiscal 2019 as compared to 23.0% of sales for the first nine months of last year. On an annual basis, management targets marketing expenses to be at approximately 5% of sales.  Corporate Supporting Costs, which include the distribution center, support, and other corporate overhead costs, represented 16.2% of sales for the first nine months of fiscal 2019 compared to 16.0% of sales for the first nine months of last year.  The Company continues to examine and rationalize its entire SG&A cost structure to improve its EBITDA margins and overall profitability.

Depreciation and Amortization

Depreciation and amortization for the third quarter and first nine months of fiscal 2019 of $6.3 million and $18.9 million, respectively, decreased from $7.2 million and $21.9 million, respectively, for the third quarter and first nine months of fiscal 2018. With the majority of our new store growth complete, our depreciation costs are decreasing. In addition, depreciation and amortization in the prior year included amortization on our Casual Male trademark, which is now fully amortized.

Interest Expense, Net

Net interest expense for the third quarter of fiscal 2019 increased to $0.9 million as compared to $0.8 million for the third quarter of fiscal 2018 due to an increase in both average borrowings and effective borrowing rates. Net interest expense for the first nine months of fiscal 2019 decreased by less than $0.1 million to $2.6 million as compared to the first nine months of fiscal 2018.  This slight decrease in interest costs was due to the write-off of debt issuance costs in fiscal 2018 associated with the prepayment of our term loan, partially offset by a slight increase in average borrowings and an increase in effective borrowing rates for the first nine months of fiscal 2019 as compared to the prior year.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2013.  Based on our forecast for fiscal 2019, we believe that a full valuation allowance continues to remain appropriate at this time.

The discrete tax rate method was used for calculating tax expense. Due to current period losses, our current tax provision for the first nine months of fiscal 2019 and fiscal 2018 was primarily due to current state margin tax, based on gross receipts less certain deductions.  The total income tax benefit for the third quarter and first nine months of fiscal 2019 included a deferred tax impact of $70,000 and $151,000, respectively, in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance.  Similarly, the total income tax benefit for the third quarter and first nine months of fiscal 2018 included a deferred tax impact of $45,000 and $92,000, respectively, in other comprehensive income (loss) which resulted in a tax benefit due to its corresponding decrease in valuation allowance.

Net Loss

For the third quarter of fiscal 2019, we had a net loss of $(7.2) million, or $(0.14) per diluted share, compared with a net loss of $(2.0) million, or $(0.04) per diluted share, for the third quarter of fiscal 2018. For the first nine months of fiscal 2019, we had a net loss of $(10.2) million, or $(0.21) per diluted share, as compared with a net loss of $(6.3) million, or $(0.13) per diluted share.

On a non-GAAP basis, before exit costs associated with our London operations, CEO transition costs, corporate restructuring charges and assuming a normalized tax rate of 26% for all periods, adjusted net loss per share for the third quarter and first nine months of fiscal 2019 was ($0.08) per diluted share and ($0.12) per diluted share, respectively, as compared to adjusted net loss of ($0.02) per diluted share and ($0.06) per diluted share, respectively, for the third quarter and first nine months of 2018.

Inventory

Our inventory on November 2, 2019, increased approximately $3.8 million to $120.2 million, as compared to $116.4 million at November 3, 2018.  The increase was primarily due to an increase in wholesale inventory as well as an increase in style-presentation levels in our better and best collections in our retail stores as we drive branded collections. At November 2, 2019, our clearance inventory represented 10.0% of our total inventory, as compared to 11.3% at November 3, 2018.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., (“Credit Facility”), which was most recently amended in September 2019 (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. We plan to manage our working capital and it is expected that excess cash from operations will be directed toward our growth initiatives and debt reductions.  We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For the first nine months of fiscal 2019, cash flow from operations decreased by approximately $13.1 million to $(14.4) million as compared to $(1.3) million for the first nine months of fiscal 2018.  Free cash flow, a non-GAAP measure, decreased by $14.3 million to $(25.4) million for the first nine months of fiscal 2019 as compared to $(11.1) million for the first nine months of fiscal 2018. The primary reason for this decrease of $14.3 million in free cash flow was due to a decrease in Adjusted EBITDA and the timing of working capital, namely accounts payable, accrued expenses and incentive payments earned in fiscal 2018 but paid out in fiscal 2019.  At November 2, 2019, accrued expenses were substantially lower than the prior year due to certain rent and lease related liabilities that were eliminated upon adoption of ASC 842.   As mentioned above, our inventory levels increased as compared to prior year levels as a result of increasing in-store style presentation for certain brands in our better and best collections, as well as an increase related to our wholesale inventory. Capital expenditures for the first nine months of fiscal 2019 increased slightly to $11.0 million as compared to $9.8 million for the first nine months of fiscal 2018.

This decrease in free cash flow, as a result of the timing in working capital, resulted in an increase of $10.9 million in total debt outstanding at November 2, 2019 as compared to November 3, 2018.  The following is a summary of our total debt outstanding at November 2, 2019 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$68,483	$(298)	$68,185
FILO Loan	15,000	(201)	14,799
Total debt	$83,483	$(499)	$82,984

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

We had outstanding borrowings of $68.5 million under the Credit Facility at November 2, 2019. At November 2, 2019, outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit were $0.3 million.  The average monthly borrowing outstanding under the Credit Facility during the first nine months ended November 2, 2019 was approximately $58.7 million, resulting in an average unused excess availability of approximately $38.5 million. Unused excess availability at November 2, 2019 was $40.6 million.

FILO Loan

The Credit Facility also includes a FILO loan for $15.0 million.  The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time. During the third quarter of fiscal 2019, we entered into an amendment that extended these advance rates for approximately one year before they begin to step down.  There can be no voluntary prepayments on the FILO loan during the first year.  After its one-year anniversary, the FILO loan can be repaid, in whole or in part, subject to certain payment conditions.

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings are increased by approximately 50 basis points temporarily through May 24, 2021, at which time the margin rates will revert back to the original terms.  Accordingly, current borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 2.25% or 2.50% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 3.25% or 3.50%.  At November 2, 2019, the outstanding balance of $15.0 million was in a 1-month LIBOR-based contract with an interest rate of 5.14%.

Capital Expenditures

The following table sets forth the open stores and related square footage at November 2, 2019 and November 3, 2018, respectively:

	November 2, 2019		November 3, 2018
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	229	1,736	216	1,683
DXL Outlets	17	82	15	78
Casual Male XL Retail	50	164	67	225
Casual Male Outlets	28	84	30	91
Rochester Clothing	2	21	5	51
Total Stores	326	2,087	333	2,128

Below is a summary of store openings and closings from February 2, 2019 to November 2, 2019:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At February 2, 2019	216	15	66	30	5	332
New stores(1)	—	—	—	—	—	—
Rebranded stores (2)	11	3	(12)	(2)	—	—
Replaced stores(3)	2	—	(2)	—	—	—
Closed retail stores(4)	—	(1)	(2)	—	(3)	(6)
At November 2, 2019	229	17	50	28	2	326
(1)	Represents stores opened in new markets.
(2)	Represents Casual Male XL stores that were remodeled and rebranded to DXL stores.
(3)	Represents DXL stores opened in existing markets with the corresponding Casual Male XL stores closed in such markets in connection with those DXL store openings.
(4)	Represents closed stores for which there were no corresponding openings in the same market.

Our capital expenditures for the first nine months of fiscal 2019 were $11.0 million as compared to $9.8 million for the first nine months of fiscal 2018.  During the first nine months of fiscal 2019, we opened two DXL retail stores, rebranded 14 Casual Male XL retail and outlet stores to 11 DXL retail stores and three DXL outlet stores as compared to opening two DXL retail stores, one DXL outlet and three Casual Male XL stores rebranded to DXL stores during the first nine months of fiscal 2018.

In the fourth quarter of fiscal 2019, we plan to close our two remaining Rochester Clothing stores and one DXL retail store.

CRITICAL ACCOUNTING POLICIES

Effective February 3, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842).”  As a result of the adoption, we established our leases as right-of-use assets of $214.1 million and established corresponding lease liabilities of $254.5 million on our Consolidated Balance Sheet at February 3, 2019.  The $40.3 million difference between the right-of-use assets and lease liabilities was primarily attributable to the elimination of certain existing lease-related assets and liabilities as a net adjustment to the right-of-use assets.  In the first nine months of fiscal 2019, we recognized a net credit to opening accumulated deficit of $5.3 million to recognize: (i) the remaining deferred gain of $10.3 million from a sale-leaseback transaction (ii) the recognition of impairments, upon adoption, of certain right-to-use assets of $3.8 million and (iii) the write-off of initial direct costs of $1.2 million. See Note 1 to the Consolidated Financial Statements.

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

Adjusted net loss and adjusted net loss per diluted share. Adjusted net loss and adjusted net loss per share reflect an adjustment assuming a normal tax rate of 26% and the add-back of exit costs associated with London operations, CEO transition and corporate restructuring costs.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%.

	For the three months ended				For the nine months ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(7,190)	$(0.14)	$(2,005)	$(0.04)	$(10,233)	$(0.21)	$(6,300)	$(0.13)
Adjust:
CEO transition costs	-		430		702		560
Corporate restructuring	-		262		-		1,892
Exit costs associated with London operations	1,737		-		1,737		-
Add back actual income tax benefit	(49)		(22)		(78)		(19)
Add income tax benefit, assuming a normal tax rate of 26%	1,431		347		2,047		1,005

Adjusted net loss (non-GAAP basis)	$(4,071)	$(0.08)	$(988)	$(0.02)	$(5,825)	$(0.12)	$(2,862)	$(0.06)

Weighted average number of common shares
outstanding on a diluted basis		50,089		49,352		49,853		49,068

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the nine months ended
(in millions)	November 2, 2019	November 3, 2018
Cash flow from operating activities (GAAP basis)	$(14.4)	$(1.3)
Capital expenditures, infrastructure projects	(7.2)	(8.0)
Capital expenditures for DXL stores	(3.8)	(1.8)
Free Cash Flow (non-GAAP basis)	$(25.4)	$(11.1)

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before exit costs associated with London operations, CEO transition costs, corporate restructuring charges and any impairment of assets.  We believe that adjusted EBITDA is useful to investors in evaluating our performance.  With the significant capital investment we have made over the past several years in connection with DXL store openings, we have had increased levels of depreciation and interest, and therefore, management uses adjusted EBITDA as a key metric to measure profitability and economic productivity.

	For the three months ended		For the nine months ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
(in millions)
Net loss (GAAP basis)	$(7.2)	$(2.0)	$(10.2)	$(6.3)
Add back:
CEO transition costs	-	0.4	0.7	0.6
Corporate restructuring	-	0.3	-	1.9
Exit costs associated with London operations	1.7	-	1.7	-
Benefit for income taxes	-	-	(0.1)	-
Interest expense	0.9	0.8	2.6	2.6
Depreciation and amortization	6.3	7.2	18.9	21.9
Adjusted EBITDA (non-GAAP basis)	$1.7	$6.6	$13.6	$20.7

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

At November 2, 2019, we had outstanding borrowings of approximately $68.4 million, of which approximately $65.0 million were in LIBOR-based contracts with an interest rate of approximately 3.06%. The remainder was prime-based borrowings, with a rate of 5.00%.  At November 2, 2019, the $15.0 million outstanding borrowings under the FILO loan were in a LIBOR-based contract with an interest rate of 5.14%.

Based upon a sensitivity analysis as of November 2, 2019, assuming average outstanding borrowing during the first nine months of fiscal 2019 of $58.7 million under our Credit Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $368,500 on an annualized basis.

Foreign Currency

Our two DXL stores located in Ontario, Canada conduct business in Canadian dollars.  As of November 2, 2019, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations. Our Rochester Clothing store, which was located in London, England and closed in August 2019, conducted business in British pounds.  In connection with that store closing, we recognized an expense of approximately $0.8 million associated with the recognition of the accumulated foreign currency translation adjustment.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 2, 2019. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 2, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine-month period ended November 2, 2019, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.  There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended November 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Destination XL Group, Inc.’s 2016 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2019, and incorporated herein by reference).

10.2

Waiver and Second Amendment to Seventh Amended and Restated Credit Agreement dated as of September 5, 2019, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Lead Borrower, the Company and CMRG Apparel, LLC, as Borrowers, and the Guarantors identified therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2019, and incorporated herein by reference).

10.3	Employment Agreement dated October 29, 2019 between the Company and Erica Welling Moran.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: November 22, 2019	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)