Form 10-K
period 2020-02-01
DESTINATION XL GROUP, INC.
filed 2020-03-19
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020 (Fiscal 2019)	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DXLG	The NASDAQ Stock Market LLC

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

As of August 2, 2019, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $53.6 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 50,635,062 shares of Common Stock, $0.01 par value, outstanding as of March 15, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 1, 2020

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding the impact of the coronavirus outbreak on the Company’s business and results in fiscal 2020 and actions being taken by the Company to mitigate the impact, including to reduce operating expenses and capital expenditures, cancel inventory receipts, and to preserve liquidity. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to the execution of our corporate strategy and ability to grow our market share, and those risks and uncertainties set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

Coronavirus

With the recent outbreak of a novel strain of coronavirus (“COVID-19”) in the U.S. and its potential impact on the global economy, the Company has included discussion under Item 1A, Risk Factors, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to disclose the various actions that the Company is taking with respect to COVID-19 and the associated risks that COVID-19 may have on our financial results for fiscal 2020.  As discussed under Item 1A, Risk Factors, while the Company’s direct business remains operational, on March 17, 2020, the Company temporarily closed its retail stores through at least March 28, 2020.

Item 1. Business

Destination XL Group, Inc., together with its subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s clothing and shoes with retail locations in the United States and Toronto, Canada. We operate under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL outlets, Casual Male XL® and Casual Male XL outlets. We currently operate 228 DXL retail stores, 17 DXL outlet stores, 50 Casual Male XL retail stores, 28 Casual Male XL outlet stores and a direct business at www.dxl.com. In fiscal 2018, we launched a wholesale business unit focused on product development and distribution relationships with key retailers offering both private label and co-branded men’s big & tall apparel lines.  Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018 as “fiscal 2019”, “fiscal 2018” and “fiscal 2017,” respectively. Fiscal 2019 and fiscal 2018 were 52-week years whereas fiscal 2017 was a 53-week year.

OUR INDUSTRY

We define the big & tall men’s clothing market as starting at a waist size of 42” and greater, as well as tops sized 1XL and greater. Growth in this segment historically has been driven by rapidly changing market demographics. We believe that we can increase our market share by catering to the broader target market, attracting customers from various income, age and lifestyle segments and offering the widest selection of sizes and styles that fit well. An opportunity also exists for market share growth from the lower-size range of our market, that is, men with a 38” to 46” waist size, which we define as our “end-of-rack” customers. These sizes are usually at the high end of the size range for most men’s apparel retailers and, as a result, the selection is usually limited at such retailers.

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

Through fiscal 2010, we primarily operated Casual Male XL retail stores, Casual Male XL outlet stores and Rochester Clothing stores, along with the associated websites and catalogs. We catered to all customers through these three store formats, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores). During that year, we tested a new store concept, Destination XL (“DXL”). The DXL store concept merged all of our existing brands under one roof, offering our customers an extensive assortment of products and an increased presence of name brands, without having to shop multiple stores. In addition to offering our customers a wide assortment, we also wanted to provide them with a unique shopping experience. We are focused on providing outstanding customer service through our DXL stores, with everything from larger fitting rooms to professional, trained associates providing both personal attention and on-site tailoring in many locations. With the initial success of this store format, we then made a similar change to our e-commerce business in fiscal 2011 when we launched our DestinationXL.com website (now dxl.com).

OUR BUSINESS

We operate as an omni-channel retailer of big & tall men’s clothing and shoes.  Through our multiple brands, which include both branded apparel and private-label, we provide a premium, personalized shopping experience, whether in-store or online, with a broad range of merchandise at varying price points, catering from the value-oriented customer to the higher-end customer. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

Our DXL retail stores and e-commerce site, dxl.com, cater to all income demographics and offer our customers merchandise to fit a variety of lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. In addition, a complete offering of shoes in sizes 10W to 18W is available at dxl.com.  Our Casual Male XL retail stores primarily carry moderate-priced branded and private-label casual sportswear and dresswear. We also operate Casual Male XL outlets and DXL outlets for our value-oriented customer. Through online marketplaces, we are able to extend our reach, by providing a select offering of our merchandise to new customers who may not be current DXL customers.  In addition to our retail channels, we also launched a wholesale channel in fiscal 2018.  In 2019, we closed our five remaining Rochester Clothing stores.

What is unique about our business is our ability to manage the number of sizes offered to our customers to ensure proper fit and optimizing our in-stock position throughout each season. Our best-selling pant has 47 size combinations as compared to an average retailer who may only have 15 different size combinations.  We maintain a consolidated inventory across all channels that enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

BUSINESS STRATEGY

In fiscal 2020, we will continue to focus on the objectives we identified in fiscal 2019: increasing customer acquisition, customer retention and customer re-activation leading to top-line sales growth, while improving profitability, and increasing market share.  Our business strategy includes several key initiatives that we believe will drive this growth, while at the same time continually looking at opportunities where we can further improve the efficiency and productivity of our business.

Harvey Kanter joined the Company as its new President and Chief Executive Officer on April 1, 2019.  Since he came aboard, we have reviewed and redefined our mission, vision and strategic plan.  We have made capital investments in our customer relationship capabilities, our data infrastructure and our data analytics capabilities. We believe these investments are required as we move forward in the digitally-driven retail environment in which we operate today. We also realigned our management team, as we work to execute our strategic plan and work toward building a digitally-centric organization.  We have been working on new customer segmentations over the past year in an attempt to better understand the different “clusters” of customers that we have.  As we head into fiscal 2020, our goal now is to better leverage our data and consumer insights to influence the way we market and merchandise to our customers.

Some of our most important initiatives for fiscal 2020 include the following:

•

Marketing initiatives. Our marketing approach will be data-driven and therefore more targeted and personalized to our customer segments.  We aim to use our marketing dollars more efficiently, specifically targeting our customer segments with a combination of digital advertising, direct mail, loyalty program and, to a lesser extent, television and radio.  We are taking a fresh look at each of our marketing programs, establishing disciplined “return on ad spend” requirements throughout, particularly with our digital advertising and promotional campaigns.

•

Merchandising initiatives.  Our assortments consist of over 100 national brands and 9 private-label brands, including The North Face and Vineyard Vines, which were added to our list of national brands in fiscal 2018.  During fiscal 2019, we expanded the number of stores that carry our top national brands and also expanded the in-store choice counts for many of the brands.  As a result of the macro-trend we continue to see with “the casualization of America”, we will be increasing our selection of casual sportswear, with our in-store presentation of tailored clothing being reduced and integrated as part of our sportswear collections.  While the old idea of tailored clothing may be softening, we will be showing our customers how they can modernize their look, with a combination of tailored and sportswear pieces. In addition to the many well-known brand names that we carry, we will also be featuring many of private-label brands, offering great quality at great value.

•

Customer in-store experience.  Our stores represent our largest revenue channel and we are very proud of our in-store customer experience.  Our stores tell our brand story and highlight for our customers the depth of products and brands that we have to offer.  However, store traffic has been challenging across much of the retail industry as more consumers convert to online shopping.  We will focus on revitalizing store traffic through our targeted marketing and merchandise initiatives, while recognizing that our most valuable customers are those who shop both in-store and online.

•

Rebranding of Casual Male XL stores to the DXL store format. Through the end of fiscal 2019, we have rebranded a total of 17 Casual Male retail and outlet stores to 14 DXL retail stores and 3 DXL outlets.  The sales performance of these stores, post rebranding, have been encouraging and, with the limited capital investment required to rebrand the stores, our return on investment has been strong.  We believe this approach will enable us to convert the majority of the remaining Casual Male XL stores to the DXL format, in cases where relocating to a full DXL store is not feasible.  By converting our Casual Male XL stores, we can leverage the marketing investment in DXL.

•

Direct Channel.  Our direct business performed very well in fiscal 2019 and we believe that there is significant opportunity for further growth in this channel, which includes not only our website but also our third-party marketplaces. Our marketing initiatives will play a key role in helping to drive this growth, with improvements in digital spending including paid search, search engine optimization and affiliate marketing.

•

Wholesale Channel. We are excited about the growth in our wholesale business in fiscal 2019.  We are continuing to take a conservative approach with the development of this business to ensure that we have the necessary infrastructure and processes in place to support growth.  Based on customer reviews, product from our wholesale business was very well-received and we look to expand upon this product offering in fiscal 2020.  Over the course of fiscal 2019, we increased the gross margin rates by improving our replenishment program and reducing landing costs.  We believe this business is a strong complement to our retail channel and affords us the opportunity to access new customers who do not currently shop at DXL.

MERCHANDISE

We offer our customers a broad assortment of apparel that is appropriate to our diverse customer base. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit their apparel needs. We offer such assortments in both private-label product and a wide array of brand name labels. With over 5,000 styles available, we carry tops in sizes up to 8XL and 8XLT, bottoms with waist sizes 38” to 70”, and shoes in sizes 10W to 18W. Big and tall is all we do. We do not just scale up product from a regular fit like most other retailers; our fit is built from unique specifications for every size and style.

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, active, denim, young men’s, dress wear and contemporary. This format allows us to merchandise key items and seasonal goods in prominent displays and makes coordinating outfits easier for the customer while encouraging multi-item purchases. This lifestyle layout also allows us to manage store space and product assortment effectively in each market to target local demographics. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition.

Merchandise assortments in our DXL stores are organized not only by lifestyle, but within each lifestyle, the assortments are shown in a “good,” “better” and “best” visual presentation.  With the “best” merchandise assortments featured most prominently in the DXL store, our customers are able to visualize current fashion trends and select their wardrobes within their desired price points in a convenient manner. Our website and select DXL stores also offer certain “luxury” brands.

We carry over 100 well-known national brands (“branded apparel”) as well as a number of our own private-label lines within our “good,” “better” and “best” price points.  The penetration of branded apparel in a specific DXL stores can range from 15% to 80%, depending on several factors, but on average, approximately half of the assortment is branded merchandise.

Higher-End Fashion Apparel -“Best” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers, such as, Brooks Brothers®, The North Face®, Remy, Psycho Bunny®, Coppley, Jack Victor®, Lucky, Michael Kors®, JOE’S® Jeans, Robert Graham®, and Robert Barakett ®. We also carry a private-label line Rochester® that targets traditional luxury styles.

Our website and certain DXL stores also carry a limited selection of Ted Baker®, Santorelli® and 7 for all Mankind®.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying well-known brands such as: Buffalo Jeans®, Rainforest, O’Neill®, Retro Brand, Cutter & Buck®, Levis®, Adidas® Golf, Columbia, Berne®, Carhartt®, Callaway®, Jockey®, Lacoste®, Majestic, Polo Ralph Lauren®, Tommy Bahama®, Vineyard Vines® and Tallia®.

In addition, we carry two moderate-priced private-label lines:

•	Twenty Eight Degrees™ is targeted as a contemporary/modern line offering sportswear and loungewear.
•	Society of One is a jeanswear brand catering to the needs of the fashion denim customer.

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Geoffrey Beene®, Cubavera, Nautica® and Nautica Jeans®, Dockers, Lee, Wrangler, Reebok and PX Clothing. In addition, we carry several value-priced private label lines:

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

Shoes

Our DXL website offers a full assortment of footwear, with a broad selection from casual to formal, in varying price points. We currently have a selection of more than 600 styles of shoes, ranging in sizes from 10W to 18W, including designer brands such as Cole Haan®, Allen Edmonds®, Timberland®, Calvin Klein® and Lacoste®.

STORE CHANNEL

DXL Men’s Apparel Stores

At February 1, 2020, we operated 228 DXL retail stores.  Our DXL store concept brings all of our brands together in one format. Within this format, we cater to our diverse customer base, with merchandise representing all price points, from our higher-end brands to value-oriented brands, and all lifestyles, from business to denim.  The size of our DXL stores averages 7,600 square feet, but since fiscal 2016 we have opened smaller (5,000-6,500 square feet) DXL stores.  Because of the smaller size of these stores, they carry a smaller product offering than our other DXL stores but are representative of the “good, better, best” merchandise variety. We seek to locate our DXL stores in places that are highly visible, preferably adjacent to regional malls or other high-traffic shopping areas.

Our DXL stores provide our customers a contemporary store with up to three times the product offering of a Casual Male XL store. The merchandise in our DXL stores is organized by lifestyle: active, traditional, modern and denim with a representation of all of our brands and price points, utilizing a “good, better, best” pricing structure. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our price points, to cater to each demographic market. Our stores also carry dress wear, including tailored and, in some locations, “made-to-measure” custom clothing, as well as a selection of shoes in extended sizes and a broad assortment of accessories such as belts, ties, and socks. In fiscal 2019, in addition to expanding the number of stores that carry an extended offering of branded apparel, we also began expanding the in-store presentation of certain branded apparel lines in selected stores.

During fiscal 2019, we rebranded 12 Casual Male XL retail stores and 2 Casual Male XL outlet stores to the DXL store concept.  We expect, based on the strong returns in these stores, that we will rebrand, where possible, many of the remaining Casual Male XL retail and outlet stores. In many markets, rebranding a Casual Male XL store to a DXL store provides a viable alternative to the more costly endeavor of relocating a Casual Male XL store to new DXL real estate. In addition, the converted stores benefit from DXL advertising.

Casual Male XL Retail Stores

At February 1, 2020, we operated 50 Casual Male XL full-price retail stores, located primarily in strip centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual slacks, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,300 square feet.

DXL Outlet /Casual Male XL Outlet Stores

At February 1, 2020, we operated 17 DXL outlet stores and 28 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered at discounted prices to cater to the value-oriented customer. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from DXL and Casual Male XL stores, offering the outlet customer the ability to purchase branded and fashion product for a reduced price.

The average DXL outlet is approximately 4,800 square feet and the average Casual Male XL outlet store is approximately 3,000 square feet.

Rochester Clothing Stores

During fiscal 2019, we closed our Rochester Clothing stores, including our only store in Europe located in London, England.  Our decision to close the portfolio of Rochester stores was a store productivity and efficiency decision that was driven by the high occupancy costs associated with these prime locations.  Collectively, the five Rochester stores had become unprofitable which was the primary driver behind the decision to close. The Company continues to sell its Rochester-branded merchandise in its DXL stores and on its website.

International

We have two DXL stores in Toronto, Canada. These are the first DXL brand stores operated by the Company outside of the United States. We also have one franchised DXL store in the Middle East at the Symphony Mall in Kuwait City, Kuwait, which was opened in fiscal 2014 pursuant to a franchise agreement with The Standard Arabian Business & Enterprises Company (SABECO).

DIRECT CHANNEL

Our direct business is a critical channel for growing sales and market share. Our direct channel represented 23.1% of our retail segment sales in fiscal 2019 as compared to 21.0% two years ago.  We define our direct business (which we also refer to as e-commerce) as sales that originate online, whether through our website, those initiated online at the store level, our Guest Engagement Center, or through a third-party marketplace. We want to serve our customers wherever and how they want to shop, whether in-person at a store, over the telephone, or online via a computer, smartphone or tablet.

We have the ability to showcase all of our store inventories online, resulting in additional transactions that are initiated online, but are ultimately completed in store.  In addition, our stores are able to fulfill an order for an item that is out-of-stock in our warehouse.  This capability has not only resulted in incremental sales, but it has also helped us reduce clearance merchandise at the store level and manage margins.

DXL Website

We are focused on providing an outstanding guest experience wherever our customer decides to shop with us, whether in our stores or online.  Our website allows us to reach big & tall consumers in areas where we may not have a store location.  From our website, customers can shop a complete offering of apparel from value-oriented to higher-end price points, and they can tailor their search by brand, size, performance, etc.  In addition, our DXL website offers a complete line of men’s footwear in extended sizes.

With a growing preference for online shopping, we will continue to make enhancements each year as we strive to meet the changing needs and shopping behaviors of our customers.  In late fiscal 2018, we relaunched an upgraded website and throughout fiscal 2019 continued to make several additional enhancements to improve site performance and the customer’s overall shopping experience.  Traffic to our website also improved during fiscal 2019, due largely to changes in our digital marketing.  We believe that there remains significant growth potential for our website and, as we head into fiscal 2020, we will be making further enhancements to optimize and drive traffic to our website.

Online Sales at Store Level

In support of our omni-channel approach, our store associates use our website to help fulfill our in-store customers’ clothing needs. If a wider selection of a lifestyle, color or size of an item is not available in our store, then our store associates can order the item for our customer online through our direct channel and have it shipped to the store or directly to the customer. Our customers also have the ability to shop-by-store and pick-up in store on the same day.

Online Marketplaces

We continue to broaden our reach through online, third-party marketplaces, which is another growth initiative for our direct business. A large portion of our assortment is available on Amazon, with Amazon Prime shipping.  Online marketplaces provide us an opportunity to grow our customer base and introduce new customers to our brand.

WHOLESALE CHANNEL

As part of our strategic growth, we implemented a wholesale business focused on the product development, manufacturing and distribution of big and tall product. This strategic growth initiative allows us to leverage our existing infrastructure, including DXL’s expertise in technical design and global sourcing. We believe the wholesale channel is a strong complement to our retail channel allowing us to broaden our presence in the marketplace and provides us an opportunity to access new customers who do not currently shop at DXL.

MERCHANDISE PLANNING AND ALLOCATION

Our merchandise planning and allocation function is critical to the effective management of our inventory, store assortments, product sizes and overall gross margin profitability. The merchandise planning and allocation team has an array of planning and replenishment tools available to assist in maintaining an appropriate level of inventory, in-stock positions at the store and for the direct channel, and pre-season planning for product assortments for each store and the direct channel. Additionally, in-season reporting identifies opportunities and challenges in inventory performance. Over the past several years, we have made, and we will continue to make, investments in implementing best practice tools and processes for our merchandise planning and allocation.

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

Utilizing a set of specific universal reporting tools, the merchandise planning and allocation team is able to fulfill their daily, weekly and monthly roles and responsibilities. These reporting tools provide focused and actionable views of the business to optimize the overall assortment by category and by store. We are confident that our inventory performance will be optimized by having all members of the merchandise planning and allocation team follow a standardized set of processes with the use of standardized reporting tools.

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customers. When we first began our conversion of stores from Casual Male XL to DXL, we committed to change the culture in our stores to be more guest centric in an effort to engage and build a relationship with our guests. Our overall goal was to assist our associates in becoming less task-oriented and more attentive to the customers apparel needs.  By establishing this relationship, associates are able to expand our customers’ wardrobe, not only making the customer look good, but helping them feel confident in their apparel choices. In order to accomplish this, we invested in educating our associates.  Our associates are trained to be wardrobe experts, capable of accommodating our customers’ style and fit needs with ready-to-wear clothing. Our associates are well versed in not only the product selection carried in their specific store, but also the product selection carried online.  With a point-of-sale system that can access items online for the customer who is physically in the store, our associates are able to fulfill all of their customers’ needs. Select stores also offer on-site tailoring in order to assist customers in receiving a perfectly tailored fit. In addition to product knowledge, our training approach includes behavioral training as well.  A key component to the success of this program is finding the right caliber of store associates. Our multi-unit, field management team receives extensive training on recruiting associates who are the correct fit for our stores. Our new DXL store management team hires are enrolled in “The DXL Experience Training Program,” with time spent in one of our two

Regional Training Centers. The culture has been created over the last ten years to promote from our internal associates, starting at the Assistant Store Manager level up to, and including, the Vice President of Store Operations and Guest Engagement level. Our Regional Vice Presidents give us touch-points in the field in addition to the Regional Sales Managers and the store management to ensure consistency in executing our standards and all programs and processes we deem important to our success.

Each new member of the store management team spends time in a DXL store, working with certified training managers to solidify his or her training before being released to the respective “home” store.  This allows the new store management team members to apply the skills learned during “The DXL Experience Training Program” so they will have the tools to manage their respective stores successfully. We are able to gauge the effectiveness of our training through measuring sales productivity at each level of the field organization, including individual sales associates. We believe these educational programs, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customer’s brand loyalty.

Each store is staffed with a store manager, assistant manager and associates. The store manager is responsible for achieving certain sales and operational targets. Our stores have an incentive-based commission plan for managers and selling staff to encourage associates to focus on our customer’s wardrobing needs and sales productivity.  Our field organization strives to promote from within a culture that has been building for ten years, with approximately 80% of the field organization’s multi-unit managers having managed one of our retail stores.

Our field organization is overseen by our Senior Vice President of Store Sales and Operations, Vice President of Store Operations and Training, Regional Vice Presidents and Regional Sales Managers, who provide management development and guidance to individual store managers. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s market, and for the overall operations and profitability of those stores.

MARKETING AND ADVERTISING

We believe that our marketing initiatives are key to driving our top-line sales growth by increasing traffic to our stores and website. We are continuing to shift our marketing strategy away from our broad-based advertising to a more targeted, personalized, data-driven model where we can create personalization and ultimately engage differently with each of our customers based on their shopping behaviors.

We are continuing to rebuild the framework on our marketing program.  As we head into fiscal 2020, our marketing programs are driven by an increasingly stringent analytical perspective.  We are taking a fresh look at how we evaluate the success of a marketing campaign, establishing strong “return on ad spend” throughout, particularly with our digital advertising and CRM campaigns.  This data-driven philosophy will extend across all of our marketing initiatives as we look at new ways to engage our customers.  Our work with our customer segmentation, or “clustering”, is the key to our marketing objective.  While this will be a long-term and on-going project, it will ultimately drive our marketing approach, enabling us to create multiple targeted content and messaging to our various customer clusters. We made progress toward implementing a new CRM platform in fiscal 2019 and expect it to be complete in fiscal 2020.

Our marketing program includes email, direct mail, loyalty program, direct marketing, digital marketing, social media and television and radio.  Similar to fiscal 2019, our marketing costs in fiscal 2020 will be heavily focused on our direct marketing initiatives, such as digital advertising, direct mail and loyalty incentives.

GLOBAL SOURCING

We have built a strong internal team who is managing an international network of vendors and suppliers across the globe. We manufacture a significant percentage of our private-label merchandise primarily in Southeast Asian countries consisting of Vietnam, Bangladesh, Cambodia and India. While we do source some merchandise from China, we have diversified our global network outside of China and have moved certain programs into additional countries with duty-free opportunities such as Jordan and Mexico. We have strong-established relationships with many of the leading factories and mills across the globe. Our sourcing network consists of over 28 factories in 7 countries.  In fiscal 2019, approximately 50% of all our product needs were sourced directly.

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

DISTRIBUTION

All of our retail distribution operations are centralized at our headquarters located in Canton, Massachusetts. We believe that having a centralized distribution facility maximizes the selling space and in-stock position of our stores and reduces the necessary levels of back-room stock. In addition, the distribution center provides order fulfillment services for our e-commerce business. In-bound calls for our e-commerce business are received at our Canton facility and are primarily fulfilled by our distribution center.  If an order cannot be fulfilled by our distribution center, the order is completed at the store level.  For our wholesale business, we currently utilize two coastal third-party cross-dock facilities.

Our supply chain technology provides visibility for imports and domestic deliveries giving our buyers accurate shipping information and allowing the distribution center to plan staffing for arriving freight, resulting in reduced costs and improved receipt efficiency.

In fiscal 2019, we upgraded and enhanced our warehousing application for our distribution center systems, which included a new labor management system.  Our warehousing application enables us to streamline our distribution processes, enhance our in-transit times, and reduce our distribution costs. We will continually work to make improvements and upgrades to our software.

Since 2003, we have utilized United Parcel Services (“UPS”) for all of our store shipments as well as our domestic customer deliveries. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our direct customers with Authorized Return Service and Web labels, making returns more convenient for them.  In October 2019, we renewed our contract with UPS through October 2022.

In order to service our International customers, we have contracted with a global e-commerce company for payment and shipment services.  Through this service, international customers view and pay for products in their local currency.  Our vendor then ships directly to our customer, which we believe helps avoid potential fraud and currency exchange rate risks.

MANAGEMENT INFORMATION SYSTEMS

The infrastructure of our management information systems is a priority to us. We believe that the investments we have made in this regard have improved our overall efficiency and improved our access to information enabling timely, data-driven decisions.

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

Our direct and retail channels maintain a shared inventory system and we operate a single-system platform for our DXL and Casual Male XL stores to deliver improved efficiencies.

During fiscal 2019, we upgraded our order management system, which improved our warehouse management and logistics capabilities for enhanced inventory visibility and order fulfillment.  In fiscal 2020, we plan to complete the implementation of a new CRM platform.  During fiscal 2019, we made significant progress toward this initiative; however, due to our current vendor’s exiting the market, the implementation will extend into fiscal 2020.  In the meantime, we are in the process of populating a repository for our data, which makes information more easily accessible.  This step is critical to the complete development of CRM.

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

COMPETITION

Our business faces competition from a variety of sources, including department stores such as J.C. Penney and Dillard’s, mass merchandisers such as Kohl’s, other specialty stores and discount and off-price retailers that sell big & tall men’s clothing. While we have successfully competed on the basis of merchandise selection, comfort and fit, customer service and desirable store locations, there can be no assurances that other retailers, including e-commerce retailers, will not adopt purchasing and marketing concepts similar to ours.  Discount retailers with significant buying power, such as Wal-Mart and J.C. Penney, represent a source of competition for us. The direct business has many competitors, including the King Size catalog and website as well as online marketplaces, such as Amazon.

The United States big & tall men’s clothing market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products similar to ours, the similarity being that the clothes they sell are intended for big and tall men. Besides retail competitors, we consider any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. We believe that we are the only national operator of men’s apparel stores focused exclusively on the men’s big & tall market.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income, net income, and free cash flow. Traditionally, a significant portion of our operating income, net income, and free cash flow is generated in the fourth quarter, as a result of the holiday season.  Our inventory is typically at peak levels by the end of the third quarter, which represents a significant use of cash which is then relieved in the fourth quarter as we sell-down our inventory through the holiday shopping season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Destination XL®”, “DXL®”, “DXL Mens Apparel®”, “Big on Being Better®”, “Casual Male®”, “Casual Male XL®”, “Rochester Clothing®”, “Rochester Big & Tall®”, “Harbor Bay®”, “Oak Hill®”, “Continuous Comfort®”, “Synrgy™”, “Twenty-Eight Degrees™”, “Society of One®” and “True Nation®”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no-iron hang tag.

EMPLOYEES

As of February 1, 2020, we had approximately 2,353 employees. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

AVAILABLE INFORMATION

Our corporate website is www.dxl.com. Our investor relations site is http://investor.dxl.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

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

Risks Related to Our Company and Our Industry

Business interruption caused by the recent Coronavirus pandemic has resulted in temporary store closings and could limit our ability to operate our business.

The recent outbreak of a novel strain of coronavirus (COVID-19) in the U.S. has resulted in the temporary closure of all of our retail store locations effective March 17, 2020.  We are expecting that the stores will remain closed through at least March 28, 2020, but given the uncertainty regarding COVID-19, we cannot assure that our retail store locations will re-open at that time or whether our retail stores will have to remain closed longer.  In addition, as discussed further below, COVID-19 potentially may affect our supply chain and operation of our distribution center.  A significant business interruption such as this may have an adverse effect on our financial results and access to liquidity.  Moreover, the COVID-19 has begun to have indeterminable adverse effects on the world economy, and our business and results of operations could be adversely affected to the extent that this COVID-19 harms the global economy.

We may not be successful in executing our strategy and growing our market share.

For us to be successful in the future and maintain growth, we must be able to continue increasing our share of the big & tall men’s apparel market. Our growth is dependent on our ability to continue to build upon our DXL brand, maintain our existing customers and continue to attract new customers. Our failure to execute our strategy successfully could prevent us from growing our market share, which could have a material adverse effect on our results of operations, cash flows and financial position, including if we were unable to:

•	grow our DXL e-commerce business;
•	predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;
•	develop an effective modern marketing program to build store and digital awareness as well as increase store and online traffic attract customers across all channels and grow sales;
•	grow our existing customer base;
•	attract and retain new customers across all channels;
•	hire qualified store management and store associates, especially in light of low unemployment rates;
•	continue to grow and then sustain number of transactions, units-per-transaction and share of wallet; and
•	operate at appropriate operating margins.

Our marketing programs and efforts to drive traffic to our stores and convert that traffic into an increased loyal customer base are critical to achieving market share growth within the big & tall men’s apparel market and may not be successful.

Our ability to increase our share of the big & tall men’s apparel market is largely dependent on effectively marketing our merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallet on our product offerings. In order to grow our market share, we depend on the success of our marketing and advertising in a variety of ways, including television and radio advertising, advertising events, loyalty programs, catalogs, and digital marketing, including social media, e-commerce and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future marketing efforts by us, our vendors or our other licensors, may be costly and, if not successful, may negatively affect our ability to meet our sales goals and gain market share.

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

The growth of our wholesale segment may not be successful.

As part of our strategic growth plan, we launched a wholesale segment in fiscal 2018 focused on product development and distribution relationships with key retailers. We are working on developing and distributing both private label and co-branded big & tall men’s apparel lines. The success of this strategic initiative depends on a number of factors, including our ability to grow our wholesale customer base, develop a cost-effective infrastructure, and sustain adequate liquidity to meet the longer lead times associated with the wholesale business. In addition, because our wholesale customers order merchandise on a “purchase order” basis, as our wholesale business grows, any decision by one of our customers to decrease their order volume or cease purchasing from us could adversely affect our wholesale revenues and profitability.

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

The majority of our merchandise for our stores and e-commerce operations is received into our centralized distribution center in Canton, Massachusetts, where it is then processed, sorted and shipped to our stores or directly to our customers. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, could result in delays in the delivery of merchandise to our stores or directly to our customers. In addition, the recent COVID-19 outbreak in the U.S., including Massachusetts, could disrupt operations at our distribution center, including potential closure if an employee is diagnosed with COVID-19 or there is a governmentally-imposed quarantine or other similar limitations in response to the outbreak.

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

We currently lease all of our store locations. Identifying and securing suitable store locations and renegotiating leases for current store locations at acceptable lease terms is critical to our store base and positioning.  We generally have been able to negotiate acceptable lease rates and extensions, as needed.  However, we cannot be certain that desirable locations at acceptable lease rates and preferred lease terms will continue to be available.  In addition, if we need to pay higher occupancy costs in the future to secure ideal locations, the increased cost may adversely impact our financial performance and liquidity. Recent trends toward increased landlord consolidation could also negatively affect our ability to obtain and retain locations.

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

The presence in the marketplace of various fashion trends and the limited availability of shelf space also can affect competition. We may not be able to compete successfully with our competitors in the future and could lose market share. A significant loss of market share would adversely affect our revenues and results of operations.

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

In addition, even if our current manufacturers continue to manufacture our products, they may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards. If we were forced to rely on manufacturers who produce products of inferior quality, then our brand and customer satisfaction would likely suffer. These manufacturers may also increase the cost to us of the products we purchase from them. The Company publishes a Code of Conduct, which is a part of every agreement requiring compliance by the manufacturing facilities.  If, despite third-party audits, the manufacturing facilities engage in workplace or human rights violations and we are unable to identify or correct it, it may negatively affect our business and harm our brand.

Furthermore, in the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to further loss of sales and an adverse impact on our results of operations.

Our business may be adversely affected by economic, health and political issues abroad and changes in U.S. economic policies.

Economic and civil unrest, work stoppages, disease epidemics and health-related concerns, including the recent COVID-19 outbreak, in areas of the world where we source merchandise for our global sourcing program, as well as shipping and docking issues, could adversely affect the availability and cost of such merchandise. Disruptions in the global transportation network, such as political instability, the financial instability of our suppliers, merchandise quality issues, trade restrictions, labor and port strikes, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. The recent COVID-19 outbreak may lead to further quarantines and widespread disruptions to travel and economic activity in regions where we have suppliers, similar to what was implemented in China in early 2020.  While we have significantly reduced the percentage of product we source from China, we cannot be assured that our vendors for our branded apparel do not face a material risk to their operations from the COVID-19 outbreak.  At this time, it is unclear what effect, if any, the outbreak and resulting disruptions may have on our supply chain.  In the event of disruptions or delays in deliveries due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. These and other issues affecting our suppliers could adversely affect our business and financial performance.

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

Changes to LIBOR may negatively impact us.

The London interbank offered rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our current credit facility provides us an option to convert some of our prime-based borrowings into short-term LIBOR contracts.

Regulators in the United Kingdom that oversee LIBOR has stated that it cannot guarantee LIBOR's availability beyond the end of 2021. In the absence of a LIBOR rate, our credit facility provides for a comparable or successor rate to be used.  As such, while we do not expect that we will have to renegotiate our credit facility, we do not know what the comparable or successor rate will be and whether it could result in increased interest costs. In the absence of a favorable LIBOR or successor rate, our borrowings bear interest based on the Federal Funds rate. At February 1, 2020, approximately $48.0 million of our total outstanding debt of $54.1 million was in short-term LIBOR-based contracts.  Until a comparable or successor rate is identified, we cannot provide assurance that future interest rate charges will not have a material negative impact on our business, financial position, or operating results.

Our business may be negatively impacted and we may be liable if third parties misappropriate proprietary information of our customers and breach our security systems.

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. During fiscal 2019, approximately 86% of our sales were settled through credit and debit card transactions. While our Board of Directors has a Cybersecurity and Data Privacy Committee to oversee the monitoring and management of cyber risk and data privacy for our Company, and we have not had any security breaches to date, any breach could expose us to risks of loss, litigation and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. We attempt to limit exposures to security breaches and sensitive customer data through the use of “tokens” in connection with both in-store and online credit card transactions, which eliminates the storage of credit card numbers. Like many retailers, we have seen an increase in cyberattack attempts, predominantly through phishing and social engineering scams, and in particular, ransomware. While none of these attempts has been successful, there can be no assurance that our continued security measures will be effective or sufficient in the future.  If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

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

General Risks That May Affect Our Business

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

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), privacy and information security regulations, unclaimed property laws, the Affordable Care Act and many others. The effect of some of these laws and regulations may be to increase the cost of doing business and may have a material impact on our earnings. In addition, the complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements and increased enforcement. In addition, as a result of operating in Canada, we must comply with their laws and regulations, which may differ substantially from, and may conflict with, corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

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

We may not be able to maintain the listing of our common stock on Nasdaq.

Our common stock currently trades on The Nasdaq Global Select Market.  Nasdaq has continued listing standards that we must maintain to avoid delisting, including, among others, a minimum bid price requirement of $1.00 per share. If our stock closes with a bid price of less than $1.00 for more than 30 consecutive business days, Nasdaq will send a deficiency notice to us for not complying with the minimum bid price requirement. The closing bid price of our common stock has been below a $1.00 consecutively since February 24, 2020.  If the bid price does not exceed $1.00 before April 3, 2020, Nasdaq will send us a deficiency notice, and our common stock may be subject to delisting.

If we are unable to comply with Nasdaq’s continued listing standards and our common stock is delisted, our common stock would be eligible for quotation on "over-the-counter" markets, which are generally considered to be a less efficient system than listing on markets such as Nasdaq or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage.  Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.  Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction, whereby we entered into a twenty-year lease agreement for an initial annual rent payment of $4.6 million, with periodic increases every fifth anniversary of the lease. In fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which was deferred and, through the end of fiscal 2018, the Company was amortizing the gain over the initial 20 years of the related lease agreement. At February 2, 2019, the balance of the deferred gain was $10.3 million.  In the first quarter of fiscal 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new lease accounting standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. In accordance with the guidance under ASU 2016-02, as part of our adoption of ASU 2016-02, the remaining balance of the deferred gain of $10.3 million was recognized as a credit to the opening accumulated deficit for fiscal 2019, see Note A to the Consolidated Financial Statements.

As of February 1, 2020, we operated 228 Destination XL retail stores, 17 Destination XL outlet stores, 50 Casual Male XL retail stores and 28 Casual Male XL outlet stores.  We lease all of these stores directly from owners of several different types of centers, including life-style centers, shopping centers, freestanding buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at February 1, 2020.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by state at February 1, 2020

United States	DXL retail and outlet stores	Casual Male XL retail and outlet stores
Alabama	2	2
Arizona	6	—
Arkansas	—	1
California	26	7
Colorado	3	2
Connecticut	3	2
Delaware	2	—
District of Columbia	—	—
Florida	12	8
Georgia	4	3
Idaho	1	—
Illinois	12	4
Indiana	6	3
Iowa	3	1
Kansas	2	—
Kentucky	3	—
Louisiana	3	1
Maine	2	—
Maryland	6	4
Massachusetts	5	2
Michigan	14	1
Minnesota	2	2
Mississippi	—	2
Missouri	5	4
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire	3	—
New Jersey	8	5
New Mexico	1	—
New York	17	2
North Carolina	4	4
North Dakota	—	1
Ohio	10	1
Oklahoma	2	—
Oregon	2	1
Pennsylvania	11	7
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	7	1
Texas	25	3
Utah	2	—
Vermont	1	—
Virginia	6	2
Washington	5	—
West Virginia	—	1
Wisconsin	5	1

International
Toronto, Canada	2	—

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

Holders

As of March 12, 2020, based upon data provided by the transfer agent for our common stock, there were approximately 86 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent.

Issuer Purchases of Equity Securities

There were no stock repurchases during fiscal 2019.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2015. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have included a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 16	Jan 17	Jan 18	Jan 19	Jan 20
DXLG	(15.4%)	(23.3%)	(21.8%)	(2.3%)	(56.0%)
S&P 500	(2.7%)	18.3%	20.4%	(2.0%)	19.2%
Dow Jones U.S. Apparel Retailers	(2.9%)	(4.5%)	9.4%	8.4%	10.8%

Indexed Returns

	Base Period
	Jan 15	Jan 16	Jan 17	Jan 18	Jan 19	Jan 20
Company/Index
DXLG	$100	$84.65	$64.96	$50.79	$49.61	$21.85
S&P 500	$100	$97.26	$115.02	$138.45	$135.67	$161.68
Dow Jones U.S. Apparel Retailers	$100	$97.15	$92.75	$101.48	$110.01	$121.94

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended February 1, 2020 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the five-year period ended February 1, 2020 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended February 1, 2020, February 2, 2019 and February 3, 2018 are included in this Annual Report.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)
	February 1, 2020 (Fiscal 2019)	February 2, 2019 (Fiscal 2018)	February 3, 2018 (Fiscal 2017)		January 28, 2017 (Fiscal 2016)	January 30, 2016 (Fiscal 2015)
	(In millions, except per share and operating data)
INCOME STATEMENT DATA:
Sales	$474.0	$473.8	$468.0		$450.3	$442.2
Gross profit, net of occupancy costs	204.2	211.3	210.4		204.9	203.8
Selling, general and administrative expenses	180.7	183.9	193.2		173.3	180.6
Corporate restructuring and CEO transition costs (2)	0.7	4.3	—		—	—
Exit costs associated with London operations (3)	1.7	—	—		—	—
Impairment of assets (4)	0.9	4.6	4.1		0.4	—
Depreciation and amortization	24.6	28.7	31.1		30.2	28.4
Operating income (loss)	(4.4)	(10.1)	(18.0)		1.0	(5.2)

Provision (benefit) for income taxes	0.1	(0.1)	(2.6)	(5)	0.2	0.3
Net loss	$(7.8)	$(13.5)	$(18.8)		$(2.3)	$(8.4)

Net loss per share - diluted	$(0.16)	$(0.28)	$(0.39)		$(0.05)	$(0.17)

BALANCE SHEET DATA:
Inventories	$102.4	$106.8	$103.3		$117.4	$125.0
Property and equipment, net	78.3	92.5	111.0		124.3	125.0
Total assets	390.9	226.1	240.4		269.3	274.3
Total debt	54.1	56.7	59.4		63.1	68.1
Stockholders’ equity	58.4	58.6	70.0		88.5	88.4

OTHER DATA:
Cash flow provided by operating activities	$15.8	$15.7	$31.0		$35.0	$18.4
less: capital expenditures, infrastructure projects	(9.7)	(10.8)	(9.7)		(9.6)	(13.3)
less: capital expenditures for DXL stores and acquisition of DXL domain name	(3.7)	(2.2)	(12.9)		(19.6)	(20.1)
Free cash flow (Non-GAAP measure)(6)	$2.4	$2.8	$8.4		$5.8	$(15.0)

OPERATING DATA:
Comparable sales percentage	0.1%	3.0%	0.9%		0.6%	4.8%
Gross profit margins	43.1%	44.6%	45.0%		45.5%	46.1%
EBITDA (Non-GAAP measure)(6)	$20.2	$18.5	$13.0		$31.2	$23.2
EBITDA, adjusted for impairment of assets and CEO and restructuring charges and exit costs associated with London operations ("Adjusted EBITDA") (Non-GAAP)(6)	$23.5	$27.4	$17.1		$31.6	$23.2
Adjusted EBITDA margin (Non-GAAP measure) (6)	5.0%	5.8%	3.7%		7.0%	5.2%
Operating margin	(0.9%)	(2.1%)	(3.9%)		0.2%	(1.2%)
Number of stores open at fiscal year end	323	332	342		343	345

(1)

Our fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2017 was a 53-week period; all other fiscal years were 52-weeks. Certain columns may not foot due to rounding.

(2)

In connection with its CEO search and CEO transition, the Company incurred a charge of $0.7 million and $2.4 million, respectively, in fiscal 2019 and fiscal 2018.  In addition, in fiscal 2018, the Company recorded a charge of $1.9 million related to the Company’s corporate restructuring in May 2018.  See Notes L and M to the Notes to the Consolidated Financial Statements.

(3)

In the third quarter of fiscal 2019, the Company closed its London Rochester Clothing store and recorded a charge of $1.7 million.  Approximately $0.8 million of the charge related to the recognition of the accumulated currency translation adjustment. See Note N to the Consolidated Financial Statements.

(4)

The impairment charges relate to the write-down of right-of-use assets and property and equipment, related to stores where the carrying value exceeds fair value. Fiscal 2018 also includes the write-off of the Company’s “Rochester” trademark of $1.5 million.  Fiscal 2017 also includes the write-off of $1.9 million for technology projects, which were abandoned in fiscal 2017.  See Note A to the Notes to the Consolidated Financial Statements.

(5)

In the fourth quarter of fiscal 2017, as a result of the elimination of the corporate alternative minimum tax (“AMT”) and the ability to receive a refund for our AMT credit, we recognized an income tax benefit of $2.1 million, associated with reversing the corresponding valuation allowance against this asset. See Note F to the Notes to the Consolidated Financial Statements.

(6)

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

Segment Reporting

The Company has historically had two principal operating segments: its stores and direct businesses.  The Company considers these two operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.  In fiscal 2018, the Company launched a wholesale segment, which the Company considers a third operating segment.  However, due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results have been aggregated with the retail segment for all periods.

Comparable Sales and E-Commerce (Direct) Sales Definition

Total comparable sales include our stores that have been open for at least 13 months and our direct business.  Stores that have been remodeled, rebranded or re-located during the period are also included in our determination of comparable sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months.  If a store becomes a clearance center, it is also removed from the calculation of comparable sales.  Our Rochester stores, which were closed in fiscal 2019, were excluded from our comparable sales for 6 months prior to store closure as each store liquidated its inventory.  The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.  Sales from our wholesale business are not part of the Company’s comparable sales calculation.

Our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in a store.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we do not report comparable sales separately for our stores and direct business.  However, as we continue to invest in building our e-commerce platform, bringing a heightened digital focus to our Company, additional disclosure on our e-commerce growth as it relates to our current initiatives is important.  We define store sales as sales that originate and are fulfilled directly at the store level.  E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include adjusted net loss, adjusted net loss per diluted share, free cash flow, EBITDA and adjusted EBITDA.  We believe these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2019 to fiscal 2018 and fiscal 2017.  We also provide certain forward-looking information with respect to certain of these non-GAAP financial measures. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net loss, net loss per diluted share or cash flows from operating activities in accordance with GAAP.  See “Non-GAAP Reconciliations” below for additional information on these non-GAAP financial measures and reconciliations to comparable GAAP measures.

EXECUTIVE OVERVIEW

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	(in millions, except for per share data)
Net loss	$(7.8)	$(13.5)	$(18.8)
Adjusted net loss (1)	(3.2)	(3.5)	(12.8)

EBITDA	20.2	18.5	13.0
Adjusted EBITDA (1)	23.5	27.4	17.1

Impairment charges	0.9	4.6	4.1
Exit costs associated with London operations	1.7	—	—
CEO transition costs	0.7	2.4	—
Corporate restructuring	—	1.9	—

Diluted loss per share:
Net loss	$(0.16)	$(0.28)	$(0.39)
Adjusted net loss	$(0.06)	$(0.07)	$(0.26)

Cash flow from operating activities	$15.8	$15.7	$31.0
Free cash flow	$2.4	$2.8	$8.4
(1)

Adjusted net loss and adjusted EBITDA exclude impairment charges, exits costs associated with London operations, corporate restructuring and CEO transition costs.  Adjusted net loss, for all periods, assumes a normalized tax benefit of 26%. See “Non-GAAP Reconciliations” below.

Our net loss for fiscal 2019 was $(0.16) per diluted share as compared to a net loss of $(0.28) per diluted share in fiscal 2018.  On a non-GAAP basis, our results improved to an adjusted net loss of $(0.06) per diluted share in fiscal 2019 as compared to $(0.07) per diluted share in fiscal 2018.

Sales growth for fiscal 2019 was driven by our wholesale business and a 0.1% annual comparable sales increase in our retail segment.  This growth was partially offset by a decrease in store sales from a decline in traffic as well as from the closing of our Rochester Clothing stores.  For fiscal 2019, total sales increased 0.1% to $474.0 million from $473.8 million in fiscal 2018.

Sales from our wholesale business, which we launched in the fourth quarter of last year, were $12.5 million in fiscal 2019 as compared to $2.8 million in fiscal 2018.  We are taking the development of this business slowly, ensuring that we have the infrastructure and processes in place to support future growth.  Gross margins for our wholesale business also improved over the course of the year as we were able to renegotiate certain pricing and improve the efficiency of our processes.  The product reviews of our wholesale merchandise have been strong and we expect our wholesale business will continue to grow.

We were also pleased with the growth in our direct business this year, which represented 23.1% of our retail business, as compared to 21.6% in fiscal 2018.  We made several enhancements this year, which improved our website’s performance, and we are continuing to make changes to our digital advertising, which resulted in increased traffic to our website.  While our stores had positive conversion rates during fiscal 2019, the decline in store traffic and the closure of our Rochester Clothing stores were the primary reasons why we saw a decrease in store sales.

In fiscal 2018, we tested the rebranding of three Casual Male XL stores to DXL stores.  Rebranding of these stores requires substantially less capital than new real estate and provides us an opportunity to stay in a geographical market without the buildout costs.  Based on the strong sales performance of those three stores, during fiscal 2019 we rebranded another 14 Casual Male XL retail and outlet stores to DXL retail and outlet stores.  These rebranded stores performed well in fiscal 2019 with average comparable sales increases in excess of 20% in their first year of operation and without the level of depreciation associated with new DXL stores.  We expect, based on the strong returns in these stores, that we will rebrand, where possible, many of the remaining Casual Male XL retail and outlet stores.

Although our total sales were less than expected during fiscal 2019, we effectively managed our gross margin and reduced our selling, general and administrative (SG&A) expenses, which contributed to our improved operating results.

We have started to realize operating leverage from the closure of our Rochester Clothing stores.  In March 2019, we closed our Rochester Clothing stores in Washington DC and Miami, Florida.  In September 2019, we closed our store in London.  Finally, in January 2020, we closed our last two remaining Rochester Clothing stores in Beverly Hills, CA and New York, NY.  Our consolidated sales results were negatively impacted by the closure of these five stores in fiscal 2019 and will continue to be impacted throughout fiscal 2020.  However, the closure of these stores will create operating leverage in occupancy costs and selling, general and administrative expenses in the coming year.  Our Rochester stores generated in excess of $12 million dollars in sales annually, but in aggregate, generated an operating loss.  While we do expect to lose some of our Rochester customers from these store closures, including exiting our London operations, we believe this decision will be beneficial to our long-term profitability. We started to see the benefit from cost savings in the fourth quarter from the closure of these stores.

From a liquidity perspective, our cash flow from operations were $15.8 million as compared to $15.7 million in fiscal 2018.  After capital expenditures, our free cash flow for fiscal 2019 was $2.4 million as compared to $2.8 million in the prior year.  Our free cash flow for fiscal 2019 was used to pay down our debt levels. We ended fiscal 2019 in a solid liquidity position, with inventory down $4.4 million to $102.4 million, clearance inventory at 10.0% from 10.3% last year, total debt down $2.6 million to $54.1 million and increased availability under our Credit Facility up $2.9 million to $48.5 million at February 1, 2020.

Financial Outlook

Due to the rapidly changing environment with COVID-19, we are not providing specific sales, earnings, or cash flow guidance for fiscal 2020.  We have temporarily closed all of our retail stores as of March 17, 2020 and expect the stores to remain closed through at least March 28, 2020.  We are evaluating potential business scenarios and are currently taking actions, which include reducing operating expenses, reducing capital expenditures, and reducing inventory purchases while remaining focused on liquidity preservation.  We expect to provide a more detailed outlook on our fiscal 2020 operating strategies after the impact on business from COVID-19 has stabilized.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2019 and fiscal 2018 were 52-week periods and fiscal 2017 was a 53-week year.

Below is a discussion of our results of operations for fiscal 2019 as compared to fiscal 2018.

Our Annual Report on Form 10-K for the year ended February 2, 2019 (fiscal 2018) includes a discussion and analysis of our financial condition and results of operations comparing fiscal 2018 to fiscal 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SALES

Fiscal year
(in millions)	2019
Fiscal 2018 sales	$473.8
Less prior year sales for stores that have closed	(8.7)
$465.1

Increase in comparable sales	0.3
Non-comparable sales	0.4
Wholesale revenues	9.7
Other, net	(1.5)
Fiscal 2019 sales	$474.0

For fiscal 2019, total sales increased 0.1% to $474.0 million from $473.8 million in fiscal 2018. Comparable sales for the full year increased by 0.1%. The increase in sales of $0.2 million was driven by an increase in wholesale revenue of $9.7 million, comparable sales of $0.3 million and non-comparable sales of $0.4 million.  These increases were partially offset by sales from closed stores of $8.7 million and a decrease in other revenue, primarily related to alteration income, of $1.5 million.  Our direct business continued to grow, representing 23.1% of our retail segment in fiscal 2019 as compared to 21.6% in fiscal 2018.

GROSS MARGIN

Gross margin rate for fiscal 2019 was 43.1% compared to 44.6% in fiscal 2018. The decrease of 150 basis points was due to a decrease in merchandise margin of 200 basis points, partially offset by a decrease in occupancy costs as a percentage of sales of 50 basis points.

The 200 basis point decrease in merchandise margin was largely due to a decrease of approximately 100 basis points related to increased clearance selling and promotional activity as well as a shift to more branded apparel and approximately 80 basis points was due to the growth of our wholesale segment, which by its nature has lower merchandise margins than our retail business.  The balance of the decrease was due to the write-off of certain aged-inventory in the third quarter of fiscal 2019 of approximately 20 basis points.

In the third quarter of fiscal 2019, we made a change to our inventory aging policy, principally driven by a noticeable shift away from tailored clothing to sportswear.  As such, we recorded a charge of $0.9 million at that time in connection with this change in policy to write-off certain aged inventory.  The $0.9 million charge represented approximately 0.8% of our total inventory cost.

By its nature, gross margin rates for wholesale are considerably lower than gross margin rates for the Company’s retail segment.  Therefore, if we achieve top-line growth in our wholesale business, we expect to experience a decline in our gross margin rate on a combined basis. On a stand-alone basis, however, we saw improvements in margins from our wholesale business each quarter since the fourth quarter of fiscal 2018.

The improvement in our occupancy rate of 50 basis points was mainly due to closed stores.  On a dollar basis, occupancy costs for fiscal 2019 decreased 3.2% as compared to fiscal 2018.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2019 was 38.1% as compared to 38.8% for fiscal 2018.

SG&A expenses for fiscal 2019 decreased $3.2 million, or 1.7%, to $180.7 million as compared to $183.9 million in fiscal 2018.  The decrease was primarily due to reduced payroll costs and incentive accruals of approximately $3.5 million and a decrease in marketing costs of $1.5 million.  These decreases were partially offset by an increase in expenses of $0.6 million related to our wholesale segment and $1.5 million in deferred gain recognized in fiscal 2018 related to our sale-leaseback transaction.  As a result of adopting the new lease accounting standard (ASC 842) at the beginning of fiscal 2019, we are no longer receiving the annual benefit of $1.5 million from the amortization of the deferred gain from our sale-leaseback transaction.

SG&A expenses are managed through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 22.6% of sales in fiscal 2019 as compared to 23.2% of sales in fiscal 2018.  Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 15.5% of sales in fiscal 2019 compared to 15.6% of sales in fiscal 2018.  We expect to continue to address our SG&A cost structure to improve our EBITDA margins and overall profitability.

EXIT COSTS ASSOCIATED WITH LONDON OPERATIONS

During the third quarter of fiscal 2019, we closed our Rochester Clothing store located in London, England.  In connection with this store closure, we incurred a charge of $1.7 million, which included a non-cash expense of $0.8 million related to the recognition of the accumulated foreign currency translation adjustment.  The remainder of the charge primarily related to lease termination and inventory liquidation costs.

CORPORATE RESTRUCTURING

Results for fiscal 2018 include a charge of $1.9 million in connection with the Company’s corporate restructuring in May 2018.  In connection with that corporate restructuring, we eliminated 56 positions, which represented approximately 15% of our corporate work force, or 2% of our total work force.  Of the 56 positions, 36 positions were terminations and 20 positions were open positions that were not filled.  Approximately $1.6 million of the $1.9 million was cash expenditures.

As a result of that restructuring, as noted above, we realized savings of approximately $6.0 million in SG&A expenses in fiscal 2018 and $10.0 million, on an annualized basis.

CEO TRANSITION COSTS

In connection with David Levin’s retirement and the appointment of Harvey Kanter as the Company’s President and Chief Executive Officer, the Company has incurred certain transition costs in fiscal 2018 and fiscal 2019.  The Company and Mr. Levin entered into a Transition Agreement dated March 20, 2018, as amended (the “Transition Agreement”) that detailed Mr. Levin’s future retirement and related successor issues.  Mr. Levin resigned as an officer and director of the Company on January 1, 2019.  Under the Transition Agreement, he was entitled to receive his base salary, AIP bonus and LTIP compensation through December 31, 2019.  Because no successor was appointed as of December 31, 2018, the Company and Mr. Levin entered into a Letter Agreement, whereby Mr. Levin served as Acting CEO until April 1, 2019 when Mr. Kanter assumed the position of President and Chief Executive Officer of the Company.

In connection with the CEO transition, the Company incurred a total charge of approximately $2.4 million in fiscal 2018.  The $2.4 million charge related to amounts payable to Mr. Levin under his Transition Agreement, CEO search costs and the acceleration of stock-based compensation of approximately $0.5 million, related to his time-based equity awards.  In fiscal 2019, the Company incurred additional charges of approximately $0.7 million for CEO search costs, Acting CEO consulting costs, fiscal 2019 incentive payout to Mr. Levin, housing allowance and legal fees.

In accordance with the terms of the transition agreement between the Company and Mr. Levin, the Company is accruing, based on management’s current estimates, future cash payments that Mr. Levin will be entitled to under the 2018-2020 LTIP, if and when such targets are achieved.

IMPAIRMENT OF ASSETS

We recorded asset impairment charges of $0.9 million and $4.6 million for fiscal 2019 and fiscal 2018, respectively.  The impairment charges primarily related to the write-down of long-lived assets and right-of-use assets related to stores, where the carrying value exceed fair value.  Included in the $4.6 million impairment charge in fiscal 2018 was the write-off of the “Rochester” trademark for $1.5 million.  In the fourth quarter of fiscal 2018, we made the decision to close our five remaining Rochester Clothing stores during fiscal 2019.  While we will continue to sell Rochester-branded merchandise in our DXL stores and website, we determined that, without the cash flows from these five Rochester branded retail locations, the “Rochester” trademark was fully impaired.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $24.6 million in fiscal 2019 compared to $28.7 million for fiscal 2018. With the majority of our new store growth complete, our depreciation expense is decreasing.

Included in depreciation and amortization for fiscal 2018 was the amortization of our “Casual Male” trademark of $0.3 million.  The “Casual Male” trademark was fully amortized at the end of fiscal 2018.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2019 was $3.3 million as compared to $3.5 million for fiscal 2018.  Average borrowing during fiscal 2019 increased slightly as compared to fiscal 2018, but interest expense decreased slightly due to favorable rates and lower debt-related expenses.  Although average borrowings were higher in fiscal 2019 as compared to fiscal 2018, total debt at February 1, 2020 decreased $2.7 million from February 2, 2019.

See “Liquidity and Capital Resources” below for more discussion regarding our credit facility and term loan as well as our future liquidity needs.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards expiring from fiscal 2022 through fiscal 2036, is dependent on generating sufficient taxable income in the near term.

At the end of fiscal 2013, we entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, we established a full valuation allowance against our net deferred tax assets.  While we expect to return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on our results for fiscal 2019 and our forecast for fiscal 2020, we believe that a full valuation allowance remains appropriate at this time.

The discrete tax rate method was used for calculating tax expense. Due to current period losses, our current tax provision for fiscal 2019 and fiscal 2018 was primarily due to current state margin tax, based on gross receipts less certain deductions.  Our tax benefit for fiscal 2018 also included of an income tax benefit of $0.2 million for the recognition of the remaining portion of the AMT that was previously sequestered. See Note F, Income Taxes.

NET LOSS

Net loss for fiscal 2019 was $(7.8) million, or $(0.16) per diluted share, as compared to $(13.5) million, or $(0.28) per diluted share, in fiscal 2018.

Included in our results for fiscal 2019 were charges of $1.7 million, or $0.03 per diluted share, for the exit costs associated with our London operations, $0.7 million, or $0.01 per diluted share, in CEO transition costs and $0.9 million, or $0.02 per diluted share in impairment charges.

Included in our results for fiscal 2018 were charges of $1.9 million, or $0.04 per diluted share, for the corporate restructuring, $2.4 million, or $0.05 per diluted share, in CEO transition costs and $4.6 million, or $0.09 per diluted share, in asset impairment charges.

On a non-GAAP basis, before asset impairments, exits costs associated with our London operations, CEO transition costs, corporate restructuring and assuming a normalized tax rate of 26% for both years, adjusted net loss per share for fiscal 2019 was $(0.06) per diluted share, compared to $(0.07) per diluted share for fiscal 2018.  See “Non-GAAP Reconciliation” below.

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

(in millions, except percentages)	Fiscal 2019		Fiscal 2018		Fiscal 2017
First quarter	$113.0	23.8%	$113.3	23.9%	$107.6	23.0%
Second quarter	123.2	26.0%	122.2	25.8%	121.1	25.9%
Third quarter	106.6	22.5%	107.1	22.1%	103.7	22.1%
Fourth quarter	131.2	27.7%	131.2	27.7%	135.6	29.0%
	$474.0	100.0%	$473.8	100.0%	$468.0	100.0%

EFFECTS OF INFLATION

Although our operations are influenced by general economic trends, we do not believe that inflation has had a material effect on the results of our operations in the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

With the recent outbreak of COVID-19, we have deployed a number of contingency plans to reduce operating expenses, reduce capital expenditure spending, and cancel inventory receipts.  Given these actions and our current plan, we believe we have sufficient excess availability under our credit facility to weather the impact of this global event. Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in September 2019 (“Credit Facility”). Generally, our current cash needs are primarily for working capital (essentially inventory requirements) and capital expenditures. We plan to manage our working capital and it is expected that excess cash from operations will be directed toward our growth initiatives and debt reductions.

Our liquidity objective for fiscal 2019 was to generate free cash flow and to reduce outstanding debt levels, which we accomplished. For fiscal 2019, cash flow from operating activities increased by $0.1 million to $15.8 million as compared to $15.7 million.  After capital expenditures, we generated free cash flow of $2.4 million in fiscal 2019 as compared to $2.8 million in fiscal 2018.  The decrease of $0.4 million was driven by an increase of $0.4 million in capital expenditures related to us rebranding a total of 14 Casual Male XL retail and outlet stores during fiscal 2019 as compared to 3 stores in fiscal 2018.  We used our free cash flow to reduce our outstanding debt, which decreased $2.6 million at February 1, 2020 as compared to February 2, 2019.

The following table sets forth financial data regarding our liquidity position at the end of the past two fiscal years:

(in millions)	Fiscal 2019	Fiscal 2018
Cash provided by operations	$15.8	$15.7
Capital expenditures, infrastructure projects	$(9.7)	$(10.8)
Free Cash Flow, before capital expenditures for DXL stores and DXL domain name	$6.1	$5.0
Capital expenditures for DXL stores and acquisition of DXL domain name	$(3.7)	$(2.2)
Free Cash Flow	$2.4	$2.8

Total debt, net of unamortized debt issuance costs	$54.1	$56.7
Unused excess availability under Credit Facility	$48.5	$45.6

The following is a summary of our total debt outstanding at February 1, 2020, with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$39,578	$(277)	$39,301
FILO loan	15,000	(187)	14,813
Total debt	$54,578	$(464)	$54,114

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

We had outstanding borrowings of $39.6 million under the Revolving Facility at February 1, 2020. Outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $1.4 million. The average monthly borrowing outstanding under the Revolving Facility during fiscal 2019 was approximately $57.5 million, resulting in an average unused excess availability of approximately $41.0 million. Unused excess availability at February 1, 2020 was $48.5 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets.

FILO Loan

The Credit Facility also includes a FILO loan for $15.0 million.  The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time. During the third quarter of fiscal 2019, we entered into an amendment that extended these advance rates for approximately one year before they begin to step down.  The FILO loan can be repaid, in whole or in part, subject to certain payment conditions before May 24, 2023.

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings are increased by approximately 50 basis points temporarily through May 24, 2021, at which time the margin rates will revert back to the original terms.  Accordingly, current borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 2.25% or 2.50% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 3.25% or 3.50%.  At February 1, 2020, the outstanding balance of $15.0 million was in a 1-month LIBOR-based contract with an interest rate of 4.92%.

INVENTORY

At February 1, 2020, total inventories decreased to $102.4 million from $106.8 million at February 2, 2019. The $4.4 million decrease in inventory was due primarily to the closings of the Rochester Clothing stores in fiscal 2019.  Inventory levels in our wholesale business were down approximately $1.0 million from last year, primarily due to timing of in-transit merchandise.  We launched our wholesale business in the fourth quarter of fiscal 2018 and therefore inventory levels were higher at that point.  At February 1, 2020, our clearance inventory represented 10.0% of our inventory, as compared to 10.3% at February 2, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at February 1, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (Certain amounts in the following table do not foot due to rounding):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating leases (1)	$269.0	$55.4	$103.5	$71.9	$38.3
Long-term debt obligations (2)	15.0	—	—	15.0	—
Interest on long-term debt obligations (3)	2.5	0.7	1.5	0.2	—
Merchandise purchase obligations (4)	40.0	10.0	20.0	10.0	—

Total Commitments (5)	$326.5	$66.1	$125.0	$97.1	$38.3

(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center, operating leases for all of our current store locations, certain equipment leases and auto leases.
(2)	Represents the outstanding balance of the FILO loan. At February 1, 2020, we had $39.6 million outstanding under our credit facility, which is excluded from the above table.
(3)	Interest on long-term obligations is estimated using LIBOR rate at February 1, 2020 for the FILO loan, assuming no principal payment until maturity of the FILO loan.
(4)

Merchandise Purchase Obligations include amounts for which we are contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above are our outstanding obligations pursuant to open purchase orders. At February 1, 2020, we had approximately $70.6 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.

(5)

At February 1, 2020, we had an unfunded Pension Obligation of $4.7 million and obligations under our Supplemental Employee Retirement Plan of $0.5 million, which are not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at February 1, 2020 and February 2, 2019 respectively:

	At February 1, 2020		At February 2, 2019
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	228	1,729	216	1,684
DXL Outlet	17	82	15	78
Casual Male XL Retail	50	164	66	221
Casual Male XL Outlet	28	85	30	91
Rochester Clothing	—	—	5	51
Total Stores	323	2,060	332	2,125

Below is a summary of store openings and closings from February 2, 2019 to February 1, 2020:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Rochester Clothing	Total Stores
At February 2, 2019	216	15	66	30	5	332
New stores(1)	—	—	—	—	—	—
Rebranded stores (2)	11	3	(12)	(2)	—	—
Replaced stores(3)	2	—	(2)	—	—	—
Closed retail stores(4)	(1)	(1)	(2)	—	(5)	(9)
At February 1, 2020	228	17	50	28	—	323

(1)	Represents stores opened in new markets.
(2)	Represents Casual Male XL store that were remodeled and rebranded to a DXL store.
(3)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores closed in such markets in connection with those DXL store openings.
(4)	Represents closed stores for which there were no corresponding openings in the same market.

Our capital expenditures for fiscal 2019 were $13.4 million, as compared to $13.0 million in fiscal 2018.  Capital expenditures for fiscal 2019 consisted of $9.7 million primarily related to management information projects, which included a new order management system, investments towards a new CRM platform and equipment and system upgrades in our distribution facility.  The remaining balance of $3.7 million in capital expenditures was for DXL stores, primarily for the rebranding of 14 Casual Male XL stores to DXL stores as well as opening two DXL retail stores.  This is compared to fiscal 2018, where we only rebranded 3 Casual Male XL stores and opened 2 DXL retail stores and 1 DXL outlet, and purchased the DXL.com domain name.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below.  We believe these measures provide helpful information with respect to the Company’s operating performance to shareholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2019 to fiscal 2018 and fiscal 2017, on a comparable basis.  However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net loss, net loss per diluted share or cash flows from operating activities in accordance with GAAP.

Adjusted Net Loss and Adjusted Net Loss Per Diluted Share

Adjusted net loss reflects an adjustment assuming a normal tax rate of 26% and the add-back of impairment charges, exit costs associated with London operations, CEO transition costs and corporate restructuring.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%.

The following table is a reconciliation of net loss and net loss per diluted share (on a GAAP basis) to adjusted net loss and adjusted net loss per diluted share (on a non-GAAP basis) (certain amounts may not foot due to rounding):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
(in thousands, except per share data)	$	Per diluted share	$	Per diluted share	$	Per diluted share
Loss before tax provision, on a GAAP basis	$(7,691)	$(0.15)	$(13,581)	$(0.28)	$(21,398)	$(0.44)
Provision (benefit) for income taxes	$105	$0.00	$(50)	$(0.00)	$(2,572)	$(0.05)
Net loss, on a GAAP basis	$(7,796)	$(0.16)	$(13,531)	$(0.28)	$(18,826)	$(0.39)

Add back:
Impairment of assets	$889	$0.02	$4,579	$0.09	$4,095	$0.08
Exit costs associated with London operations	1,737	$0.03	—	—	—
CEO transition costs	743	$0.01	2,404	$0.05	—	—
Corporate restructuring charge	—	—	1,904	$0.04	—	—
Actual provision (benefit) for income taxes	105	$0.00	(50)	$(0.00)	(2,572)	$(0.05)
Adjusted loss before income taxes	$(4,322)	$(0.09)	$(4,694)	$(0.10)	$(17,303)	$(0.35)
Income tax benefit, assuming a normalized tax rate of 26%, with no AMT Benefit in 2017	$(1,124)	$(0.02)	$(1,220)	$(0.02)	$(4,499)	$(0.09)
Adjusted net loss, non-GAAP basis	$(3,198)	$(0.06)	$(3,474)	$(0.07)	$(12,804)	$(0.26)

Free Cash Flow

We calculate free cash flow as cash flow provided by operating activities less capital expenditures. Free cash flow excludes the mandatory and discretionary repayment of debt.  The following table provides a reconciliation of free cash flow:

(in millions)	Fiscal 2019	Fiscal 2018
Cash flow from operating activities (GAAP)	$15.8	$15.7
Capital expenditures, infrastructure projects	(9.7)	(10.8)
Capital expenditures for DXL stores and acquisition of DXL domain name	(3.7)	(2.2)
Free cash flow (non-GAAP)	$2.4	$2.8

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

EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA is calculated as EBITDA before impairment charges, exit costs associated with London operations, CEO transition costs and corporate restructuring.

The following table is a reconciliation of net loss on a GAAP basis to EBITDA and Adjusted EBITDA, on a non-GAAP basis, for each fiscal year. (Certain amounts in the following table do not foot due to rounding):

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net loss, on a GAAP basis	$(7.8)	$(13.5)	$(18.8)
Add back:
Provision (benefit) for income taxes	0.1	(0.1)	(2.6)
Interest expense	3.3	3.5	3.4
Depreciation and amortization	24.6	28.7	31.1
EBITDA	$20.2	$18.5	$13.0
Add back:
Exit costs associated with London operations	1.7	—	—
CEO transition costs	0.7	2.4	—
Corporate restructuring charge	—	1.9	—
Impairment of assets	0.9	4.6	4.1
Adjusted EBITDA	$23.5	$27.4	$17.1

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

The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the Consolidated Statements of Operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For performance-based awards, no compensation expense is recognized until the performance targets are deemed probable. For fiscal 2019, 2018 and 2017, we recognized total stock-based compensation expense of $1.9 million, $2.0 million and $1.6 million, respectively.

Long-Term Incentive Plans

During fiscal 2019, we had two active Long-Term Incentive Plans (“LTIPs”): The 2018-2020 LTIP and the 2019-2021 LTIP.  See Note H to the Consolidated Financial Statements for additional discussion of our LTIPs.

All time-based awards granted pursuant to our LTIPs are amortized over each LTIP’s respective vesting periods.

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

With respect to the performance-based component of the 2018-2020 LTIP and 2019-2021 LTIP, which each approximate $1.9 million, at target, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of fiscal

2019, we have accrued approximately $0.2 million for the achievement of performance targets under the 2018-2020 LTIP.  There is no accrual at the end of fiscal 2019 for the 2019-2021 LTIP.

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

For fiscal 2019, fiscal 2018 and fiscal 2017, we recorded impairment charges of $0.9 million, $4.6 million and $4.1 million, respectively.  Impairment charges primarily relate to the write-down of property and equipment in stores, where the carrying value exceeds fair value; however, the impairment charge for fiscal 2019 included $0.7 million for the write-down of right-of-use assets, fiscal 2018 included the write-off the “Rochester” trademark of $1.5 million and fiscal 2017 included the write-off of $1.9 million for certain technology projects that were abandoned.

Leases

Effective February 3, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842).”  As a result of the adoption, we established our leases as right-of-use assets of $214.1 million and established corresponding lease liabilities of $254.5 million on our Consolidated Balance Sheet at February 3, 2019.  The $40.3 million difference between the right-of-use assets and lease liabilities was primarily attributable to the elimination of certain existing lease-related assets and liabilities as a net adjustment to the right-of-use assets.  In fiscal 2019, we recognized a net credit to opening accumulated deficit of $5.3 million to recognize: (i) the remaining deferred gain of $10.3 million from a sale-leaseback transaction (ii) the recognition of impairments, upon adoption, of certain right-to-use assets of $3.8 million and (iii) the write-off of initial direct costs of $1.2 million. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. See Note A to the Consolidated Financial Statements.

Income Taxes

In accordance with ASC Topic 740, Income Taxes, on a quarterly basis, we evaluate the realizability of our deferred tax assets and, if needed, establish a valuation allowance against those assets if it is determined that it is more likely than not that the deferred tax assets will not be realized.

In the fourth quarter of fiscal 2013, we entered into a three-year cumulative loss position and based on forecasts at that time, we expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014 and a full valuation allowance was established against our net deferred tax assets. While we have projected that the Company will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on actual results for fiscal 2019 and our forecast for fiscal 2020, we believe that a full allowance remains appropriate at this time.

Our effective tax rates could be affected by numerous factors, such as changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretation. The 2017 Tax Act significantly changed how corporations are taxed in the United States.  The U.S. Treasury Department, the IRS, and other standard-setting bodies may continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. However, we do not expect that any subsequent interpretations will have a material impact on our financial results.

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

At February 1, 2020, we had outstanding borrowings under the Revolving Facility of approximately $39.6 million, of which approximately $33.0 million were in LIBOR-based contracts with an interest rate of approximately 2.81%. The remainder was prime-based borrowings, with a rate of 5.00%.  At February 1, 2020, the $15.0 million outstanding borrowings under the FILO loan were in a LIBOR-based contract with an interest rate of 4.92%.

Based upon a sensitivity analysis as of February 1, 2020, assuming average outstanding borrowings during fiscal 2019 of $57.5 million under our Credit Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have increased interest expense by approximately $0.4 million on an annualized basis.

Foreign Currency

Our two DXL stores located in Toronto, Canada conduct business in Canadian dollars. As of February 1, 2020, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations. Our Rochester Clothing store, which was located in London, England and closed in August 2019, conducted business in British pounds.  In connection with that store closing, we recognized an expense of approximately $0.8 million associated with the recognition of the accumulated foreign currency translation adjustment.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) and Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements.

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

Boston, Massachusetts

March 19, 2020

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 1, 2020 and February 2, 2019

(In thousands, except share data)

	February 1, 2020	February 2, 2019
	(Fiscal 2019)	(Fiscal 2018)
ASSETS
Current assets:
Cash and cash equivalents	$4,338	$4,868
Accounts receivable	6,219	4,420
Inventories	102,420	106,837
Prepaid expenses and other current assets	10,883	11,535
Total current assets	123,860	127,660

Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization	78,279	92,525
Operating lease right-of-use assets	186,413	—
Intangible assets	1,150	1,150
Other assets	1,215	4,741
Total assets	$390,917	$226,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	$—	$1,465
Accounts payable	31,763	34,418
Accrued expenses and other current liabilities	18,123	30,140
Operating leases, current	41,176	—
Borrowings under credit facility	39,301	41,908
Total current liabilities	130,363	107,931

Long-term liabilities:
Long-term debt	14,813	14,757
Operating leases, noncurrent	182,051	—
Deferred rent and lease incentives	—	31,839
Deferred gain on sale-leaseback, net of current portion	—	8,793
Other long-term liabilities	5,267	4,116
Total long-term liabilities	202,131	59,505

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 63,297,598 and 62,241,834 shares issued at February 1, 2020 and February 2, 2019, respectively	633	622
Additional paid-in capital	312,933	310,393
Treasury stock at cost, 12,755,873 shares at February 1, 2020 and February 2, 2019, respectively	(92,658)	(92,658)
Accumulated deficit	(156,054)	(153,534)
Accumulated other comprehensive loss	(6,431)	(6,183)
Total stockholders' equity	58,423	58,640
Total liabilities and stockholders' equity	$390,917	$226,076

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018

(In thousands, except per share data)

	February 1, 2020	February 2, 2019	February 3, 2018
	(Fiscal 2019)	(Fiscal 2018)	(Fiscal 2017)
Sales	$474,038	$473,756	$467,976
Cost of goods sold including occupancy costs	269,837	262,467	257,619
Gross profit	204,201	211,289	210,357

Expenses:
Selling, general and administrative	180,663	183,868	193,230
Exit costs associated with London operations	1,737	—	—
CEO transition costs	743	2,404	—
Corporate restructuring charge	—	1,904	—
Impairment of assets	889	4,579	4,095
Depreciation and amortization	24,563	28,653	31,073
Total expenses	208,595	221,408	228,398

Operating loss	(4,394)	(10,119)	(18,041)

Interest expense, net	(3,297)	(3,462)	(3,357)

Loss before provision (benefit) for income taxes	(7,691)	(13,581)	(21,398)

Provision (benefit) for income taxes	105	(50)	(2,572)

Net loss	$(7,796)	$(13,531)	$(18,826)

Net loss per share - basic and diluted	$(0.16)	$(0.28)	$(0.39)

Weighted-average number of common shares outstanding:
Basic and diluted	49,992	49,163	48,888

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018

(In thousands)

	February 1, 2020	February 2, 2019	February 3, 2018
	(Fiscal 2019)	(Fiscal 2018)	(Fiscal 2017)
Net loss	$(7,796)	$(13,531)	$(18,826)

Other comprehensive income (loss) before taxes:
Recognition of accumulated foreign currency translation adjustment	792	—	—
Foreign currency translation	(83)	(264)	393
Pension plan	(957)	(394)	1,490
Other comprehensive income (loss) before taxes	(248)	(658)	1,883
Tax provision related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	(248)	(658)	1,883
Comprehensive loss	$(8,044)	$(14,189)	$(16,943)
The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 28, 2017	61,637	$616	$304,466	(10,877)	$(87,977)	$(122,567)	$(6,018)	$88,520

Stock compensation expense			1,636					1,636
Restricted stock issued, reclass from liability to equity	425	4	916					920
Cancellations of restricted stock, net of issuances	(755)	(7)	7					—
Board of Directors compensation	179	2	532					534
Repurchase of common stock				(1,878)	(4,681)			(4,681)
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							1,490	1,490
Foreign currency							393	393
Adjustment to reclassify intraperiod tax allocation to accumulated deficit (Note F)						2,108	(2,108)	—
Net loss						(18,826)		(18,826)
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986

Stock compensation expense			2,004					2,004
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity			381					381
Issuance of common stock, upon release of RSUs	627	6	(6)					—
Shares withheld for taxes related to net share settlement of RSUs	(54)	(1)	(135)					(136)
Deferred stock vested	10	—	—					—
Stock option exercise	3	—	—					—
Cancellation of restricted stock, net of issuances	(3)	—	—					—
Board of directors compensation	173	2	592					594
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(394)	(394)
Foreign currency							(264)	(264)
Remeasurement and reclassification on stranded tax effect (Note A)						(718)	718	—
Net loss						(13,531)		(13,531)
Balance at February 2, 2019	62,242	$622	$310,393	(12,755)	$(92,658)	$(153,534)	$(6,183)	$58,640

Stock compensation expense			1,922					1,922
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity (Note H)			304					304
Issuance of common stock, upon RSUs release	977	10	(10)					—
Shares withheld for taxes related to net share settlement of RSUs	(111)	(1)	(243)					(244)
Deferred stock vested	13	—	—					—
Cancellations of restricted stock, net of issuances	(20)	—	—					—
Board of directors compensation	196	2	567					569
Change in accounting principle due to adoption of ASC 842						5,276		5,276
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(957)	(957)
Foreign currency							(83)	(83)
Recognition of accumulated foreign currency translation adjustment (Note N)							792	792
Net loss						(7,796)		(7,796)
Balance at February 1, 2020	63,297	$633	$312,933	(12,755)	$(92,658)	$(156,054)	$(6,431)	$58,423

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018

(In thousands)

	February 1, 2020	February 2, 2019	February 3, 2018
	(Fiscal 2019)	(Fiscal 2018)	(Fiscal 2017)
Cash flows from operating activities:
Net loss	$(7,796)	$(13,531)	$(18,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Recognition of accumulated foreign currency translation adjustment	792	—	—
Amortization of deferred gain on sale-leaseback	—	(1,465)	(1,465)
Amortization of deferred debt issuance costs	139	171	270
Write-off of deferred debt issuance costs	—	186	—
Impairment of assets	889	4,579	4,095
Depreciation and amortization	24,563	28,653	31,073
Deferred taxes, net of valuation allowance	—	—	(2,363)
Stock compensation expense	1,922	2,004	1,636
Board of directors stock compensation	569	594	534

Changes in operating assets and liabilities:
Accounts receivable	(1,174)	(1,374)	4,068
Inventories	4,417	(3,505)	14,114
Prepaid expenses and other current assets	1,252	(464)	(1,110)
Other assets	1,797	—	60
Accounts payable	(2,655)	431	2,729
Operating leases, net	(4,254)	—	—
Deferred rent and lease incentives	—	(3,879)	297
Accrued expenses and other liabilities	(4,658)	3,341	(4,153)
Net cash provided by operating activities	15,803	15,741	30,959

Cash flows from investing activities:
Additions to property and equipment, net	(13,399)	(11,811)	(22,565)
Purchase of intangible asset	—	(1,150)	—
Net cash used for investing activities	(13,399)	(12,961)	(22,565)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(2,690)	(5,334)	3,165
Proceeds from the issuance of long-term debt	—	15,000	—
Principal payments on long-term debt	—	(12,251)	(7,088)
Costs associated with debt issuances	—	(553)	—
Repurchase of common stock	—	—	(4,681)
Tax withholdings paid related to net share settlements of RSUs	(244)	(136)	—
Net cash used for financing activities	(2,934)	(3,274)	(8,604)
Net decrease in cash and cash equivalents	(530)	(494)	(210)
Cash and cash equivalents:
Beginning of period	4,868	5,362	5,572
End of period	$4,338	$4,868	$5,362

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 1, 2020

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s clothing and shoes. The Company operates under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL Outlets®, Casual Male XL® and Casual Male XL Outlets. At February 1, 2020, the Company operated 228 DXL stores, 50 Casual Male XL, 28 Casual Male XL outlets and 17 DXL outlets located throughout the United States, including two stores in Canada and an e-commerce site at www.dxl.com.  In fiscal 2018, the Company launched a wholesale segment focused on product development and distribution relationships with key retailers.

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

Segment Reporting

The Company has historically had two principal operating segments: its stores and direct businesses.  The Company considers these two operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.  In fiscal 2018, the Company launched a wholesale segment, which the Company considers a third operating segment.  However, due to the immateriality of the wholesale segment’s revenues, profits and assets its operating results are aggregated with the retail segment for all periods.

Reclassification

In fiscal 2018, the Company reported its total costs associated with its Corporate restructuring and CEO transition costs of $4.3 million, on a combined basis on the Consolidated Statement of Operations.  For comparability with fiscal 2019 presentation, Corporate restructuring and CEO transition costs for fiscal 2018 have been reported separately on the Consolidated Statement of Operations.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2019 and Fiscal 2018 were 52-week periods, which ended on February 1, 2020 and February 2, 2019, respectively. Fiscal 2017 was a 53-week period, which ended on February 3, 2018.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for rebates from certain vendors and amounts due from wholesale customers. For fiscal 2019, fiscal 2018 and fiscal 2017, the Company did not incur any losses on its accounts receivable.

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

The fair value of long-term debt is classified with Level 2 of the valuation hierarchy. At February 1, 2020, long-term debt approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities. See Note D, “Debt Obligations,” for more discussion.

The fair value of the “dxl.com” domain name, an indefinite-lived intangible asset, is measured on a non-recurring basis in connection with the Company’s annual impairment test and is classified within Level 3 of the valuation hierarchy. At February 1, 2020, the fair value of the Company’s “dxl.com” domain name was determined to approximate carrying value.  See Intangibles below.

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

Intangibles

Domain Name

In fiscal 2018, the Company purchased the rights to the domain “dxl.com”, at a purchase price of $1.0 million, plus transaction costs of $150,000.  The Company determined that this domain has an indefinite useful life and, therefore, is not being amortized. At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification continues to be valid.  In the fourth quarter of fiscal 2019, the domain name was tested for potential impairment and the Company concluded that the domain name was not impaired.

Trademarks and Customer Lists

The Company’s “Casual Male” trademark and customer lists were classified as finite-lived assets and were fully amortized at the end of fiscal 2018. Amortization expense for fiscal 2018 and fiscal 2017 was $0.3 million and $0.4 million, respectively.

In the fourth quarter of fiscal 2018, the Company decided to close its five Rochester Clothing stores in fiscal 2019 and, as a result, determined that its “Rochester” trademark was impaired because the projected future cash flows were insufficient to support the carrying value of the “Rochester” trademark.  As a result, the Company recorded an impairment charge of $1.5 million in the fourth quarter of fiscal 2018 to fully write-off the “Rochester” trademark.

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Direct response advertising costs, if any, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There were no deferred direct response costs at February 1, 2020 and February 2, 2019. Advertising expense, which is included in selling, general and administrative expenses, was $22.9 million, $24.4 million and $29.5 million for fiscal 2019, 2018 and 2017, respectively.

Revenue Recognition

The Company’s accounting policies with respect to revenue recognition are discussed in Note B, “Revenue Recognition.”

Foreign Currency Translation

At February 1, 2020, the Company had two stores located in Toronto, Canada. Assets and liabilities for these stores are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

During the third quarter of fiscal 2019, the Company closed its Rochester Clothing store in London, England.  In connection with exiting its operations in England, the Company recognized the associated accumulated foreign currency translation adjustment of $0.8 million as an expense in fiscal 2019.  See “Accumulated Other Comprehensive Income (Loss) – (“AOCI”)” below.

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for fiscal 2019, fiscal 2018 and fiscal 2017 are as follows:

	Fiscal 2019			Fiscal 2018			Fiscal 2017
(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,521)	$(662)	$(6,183)	$(5,840)	$(403)	$(6,243)	$(5,237)	$(781)	$(6,018)

Other comprehensive income (loss) before reclassifications, net of taxes	(1,597)	(83)	(1,680)	(746)	(264)	(1,010)	820	393	1,213

Recognition of accumulated foreign currency translation adjustment (1)		792	792	—	—	—	—	—	—

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (2)	640	—	640	352	—	352	670	—	670

Other comprehensive income (loss) for the period	(957)	709	(248)	(394)	(264)	(658)	1,490	393	1,883

Remeasurement and reclassification of stranded tax effect (3)	—	—	—	713	5	718	—	—	—

Adjustment to reclassify intraperiod tax allocation to accumulated deficit (Note F)	—	—	—	—	—	—	(2,093)	(15)	(2,108)

Balance at end of fiscal year	$(6,478)	$47	$(6,431)	$(5,521)	$(662)	$(6,183)	$(5,840)	$(403)	$(6,243)

(1)

In connection with the Company’s closing of its Rochester Clothing store in London, England and exiting its London operations, the Company recognized the accumulated foreign currency translation adjustment as an expense and it has been included in “Exit costs associated with London operations” on the Consolidated Statement of Operations for fiscal 2019.

(2)

Includes the amortization of the unrecognized (gain)/loss on pension plans, which was charged to “Selling, General and Administrative” expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $640,000, $352,000 and $670,000 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. There was no corresponding tax benefit.

(3)

Represents the reclassification to retained earnings of the tax benefit associated with comprehensive income earned, adjusted for the effects of ASU 2018-02 which allowed for the reclassification to retained earnings of stranded tax effect as a result of the 2017 Tax Act.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations.  The Company has not accrued or paid interest or penalties in amounts that were material to its results of operations for fiscal 2019, fiscal 2018 and fiscal 2017.

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

	FISCAL YEARS ENDED
	February 1, 2020	February 2, 2019	February 3, 2018
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	49,992	49,163	48,888
Common stock equivalents – stock options, restricted stock and restricted stock units (RSUs) (1)	—	—	—
Diluted weighted average common shares outstanding	49,992	49,163	48,888

(1)	Common stock equivalents, in thousands, of 408 shares, 497 shares and 134 shares for February 1, 2020, February 2, 2019 and February 3, 2018, respectively, were excluded due to the net loss.

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

	FISCAL YEARS ENDED
	February 1, 2020	February 2, 2019	February 3, 2018
(in thousands, except exercise prices)
Stock options (time-vested)	755	942	1,196
RSUs (time-vested)	560	754	732
Restricted and deferred stock	114	75	63
Range of exercise prices of such options	$1.85 - $7.02	$2.25 - $7.02	$1.85-$7.52

Excluded from the computation of basic and diluted earnings per share for fiscal 2019 were 720,000 shares of unvested performance stock units.  These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved.  In addition, 295,604 shares and 204,040 shares of deferred stock for fiscal 2019 and fiscal 2018, respectively, were excluded from basic earnings per share and 30,000 shares of unvested time-based restricted shares in fiscal 2018.  Unvested shares of deferred stock and unvested restricted shares are excluded until such shares vest.

Shares of unvested restricted stock are not considered outstanding for basic earnings per share purposes until vested, but are considered issued and outstanding. A share of unvested restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.  Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

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

The Company recognized total stock-based compensation expense, with no tax effect, of $1.9 million, $2.0 million and $1.6 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

The total stock-based compensation cost related to time-vested awards not yet recognized as of February 1, 2020 was approximately $2.6 million and will be expensed over a weighted average remaining life of approximately 29 months.

The total grant-date fair value of awards vested was $3.0 million, $2.0 million and $1.8 million for fiscal 2019, 2018 and 2017, respectively.

Any excess tax benefits resulting from the exercise of stock options or the release of restricted shares are recognized as a component of income tax expense.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2018 and 2017 set forth below. There were no grants of stock options in fiscal 2019.

Fiscal years ended:	February 2, 2019	February 3, 2018
Expected volatility	48.9% - 57.1%	49.9%
Risk-free interest rate	2.55% -2.63%	1.44%
Expected life (in years)	3.0 - 4.5	3.0
Dividend rate	—	—
Weighted average fair value of options granted	$1.06	$0.65

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. The Company recorded impairment charges of $0.9 million, $4.6 million and $4.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Impairment charges primarily relate to the write-down of property and equipment for stores where the carrying value exceeded fair value.  However, the impairment charge for fiscal 2019 also included approximately $0.7 million for the write-down of certain right-of-use assets, fiscal 2018 included the write-off of its “Rochester” trademark of $1.5 million and the impairment charge for fiscal 2017 included the write-off of approximately $1.9 million associated with technology projects that were abandoned.

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

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For stores leases with an initial term of 5 years, the Company evaluates each lease independently and, only when the Company considers it reasonably certain that it will exercise an option to extend, will the associated payment of that option be included in the measurement of the right-of-use asset and lease liability. Renewal options are not included in the lease term for automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. Renewal options were not considered for the Company’s corporate headquarters and distribution center lease, which was entered into in 2006 and was for an initial 20-year term. At the end of the initial term, the Company will have the opportunity to extend this lease for six additional successive periods of five years. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term.

For store leases, the Company accounts for lease components and non-lease components as a single lease component. Certain store leases may require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, and are expensed as incurred as variable lease costs. Other store leases contain one periodic fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities.  Tenant allowances are included as an offset to the right-of-use asset and amortized as reductions to rent expense over the associated lease term.

See Note E ‘‘Leases’’ for additional information.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.” This guidance amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. Topic 326 replaces the existing incurred credit loss model with an impairment model (known as the current expected credit loss ("CECL") model), which is based on expected losses rather than incurred losses. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt ASU 2016-13 in the first quarter of fiscal 2020 and it is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance modifies the disclosure requirements on fair value measurements in Topic 820 by removing disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, by modifying the measurement uncertainty disclosure, and by requiring additional disclosures for Level 3 fair value measurements, among others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt ASU 2018-13 in the first quarter of fiscal 2020 and it is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is considering early adoption of ASU No. 2019-12 and it is not expected to have a material effect on the Company’s Consolidated Financial Statements.

No other new accounting pronouncements, issued or effective during fiscal 2019, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

B. REVENUE RECOGNITION

On February 4, 2018, the Company adopted Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective approach for all contracts not completed as of the date of adoption.  Results for the reporting periods beginning on February 4, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with ASC 605, Revenue Recognition. There was no material impact to the Company’s Consolidated Financial Statements as a result of adopting ASC 606.

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

-	Revenue from the Company’s store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
-	Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.
-

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. An allowance for chargebacks will be established once the Company has sufficient historical experience.  For the fiscal 2019 and fiscal 2018, chargebacks were immaterial.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are redeemed or expired.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.0 million and $1.0 million at February 1, 2020 and February 2, 2019, respectively.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage".  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.7 million and $2.4 million at February 1, 2020 and February 2, 2019, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note A, the Company’s business at February 1, 2020 consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses.  The operating results from the wholesale segment have been aggregated with this reportable segment for all periods, but the revenues are separately reported below. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors for each of the following fiscal years:

(in thousands)	February 1, 2020		February 2, 2019		February 3, 2018
Store sales	$354,929	76.9%	$369,200	78.4%	$369,422	79.0%
Direct sales	106,585	23.1%	101,714	21.6%	98,069	21.0%
Retail segment	461,514	100.0%	470,914	100.0%	467,491	100.0%
Wholesale segment	12,524		2,842		485
Total sales	$474,038		$473,756		$467,976

C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	February 1, 2020	February 2, 2019
Furniture and fixtures	$77,197	$76,809
Equipment	23,102	22,141
Leasehold improvements	117,694	119,314
Hardware and software	94,489	89,688
Construction in progress	5,525	6,078
	318,007	314,030
Less: accumulated depreciation	239,728	221,505
Total property and equipment	$78,279	$92,525

Depreciation expense for fiscal 2019, 2018 and 2017 was $24.6 million, $28.4 million and $30.7 million, respectively.

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

At February 1, 2020, the Company had outstanding borrowings under the Revolving Facility of $39.6 million, before unamortized debt issuance costs of $0.3 million. Outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $1.4 million. Unused excess availability at February 1, 2020 was $48.5 million. Average monthly borrowings outstanding under the Revolving Facility during fiscal 2019 were $57.5 million, resulting in an average unused excess availability of approximately $41.0 million.

At February 1, 2020, the Company’s prime-based interest rate was 5.00%. At February 1, 2020, the Company had approximately $33.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 2.81%. The LIBOR-based contracts expired on February 3, 2020. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Revolving Facility at February 1, 2020 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	February 1, 2020	February 2, 2019
FILO loan	$15,000	$15,000
Less: unamortized debt issuance costs	(187)	(243)
Total long-term debt	14,813	14,757
Less: current portion of long-term debt	—	—
Long-term debt, net of current portion	$14,813	$14,757

FILO Loan

The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time.  The Second Amendment to the Credit Facility extended these advance rates by approximately a year before they begin to step down.  As of May 24, 2019, the FILO loan can be repaid, in whole or in part, subject to certain payment conditions.  The term loan expires on May 24, 2023, if not repaid in full prior to that date.

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings are increased by approximately 50 basis points temporarily through May 24, 2021, at which time the margin rates will revert back to the original terms. Accordingly, borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a carrying percentage based on the Company’s excess availability, of either 2.25% or 2.50% until May 24, 2021 or 1.75% or 2.00% after May 24, 2021 or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability of either 3.25% or 3.50% until May 24, 2021, or 2.75% or 3.00% after May 24, 2021.  At February 1, 2020, the outstanding balance of $15.0 million was in a 1-month LIBOR-based contract with an interest rate of 4.92%.  The LIBOR-based contract expired on February 17, 2020.  When a LIBOR-based contract expires, the Company can enter into a new LIBOR-based borrowing arrangement.

The Company paid interest and fees totaling $3.3 million, $3.0 million and $3.2 million for fiscal 2019, 2018 and 2017, respectively.

E. LEASES

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases.  The store leases typically have initial terms of 5 years to 10 years, with options that usually permit renewal for additional five-year periods.  The initial term of the lease for the corporate headquarters was for 20 years, with the opportunity to extend for six additional successive periods of five years, beginning in fiscal 2026. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years.  The Company is generally obligated for the cost of property taxes, insurance and common area maintenance fees relating to its leases, which are considered variable lease costs and are expensed as incurred.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statement of Operations and expenses and lease costs related to the corporate headquarters, automobile and equipment leases are included in selling, general and administrative expenses on the Consolidated Statement of Operations.

The following table is a summary of the Company’s components of lease cost for fiscal 2019:

Fiscal 2019
(in thousands)
Operating lease cost	$53,051
Short-term lease costs (1)	—
Variable lease costs(2)	16,248
Total lease costs	$69,299

(1)	For fiscal 2019, the Company had no short-term lease costs.
(2)	Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow information related to leases for fiscal 2019 is as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$58,046
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,401

Supplemental balance sheet information related to leases as of February 1, 2020 is as follows:

Operating leases:
Weighted average remaining lease term	5.4 yrs.
Weighted average discount rate	7.10%

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of February 1, 2020:

(in thousands)
2020	$55,360
2021	54,385
2022	49,154
2023	41,069
2024	30,788
Thereafter	38,274
Total minimum lease payments	$269,030
Less: amount of lease payments representing interest	45,803
Present value of future minimum lease payments	$223,227
Less: current obligations under leases	41,176
Noncurrent lease obligations	$182,051

As previously disclosed in the Company's Consolidated Financial Statements for the year ending February 2, 2019, future minimum lease payments for noncancelable operating leases, under the previous lease accounting standard, were as follows at February 2, 2019:

(in thousands)
2019	$57,364
2020	52,699
2021	50,380
2022	45,061
2023	36,605
Thereafter	56,638
Total minimum lease payments	$298,747

F. INCOME TAXES

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

At the end of fiscal 2013, the Company entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, the Company established a full valuation allowance against its net deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on operating results for fiscal 2019 and the Company’s forecast for fiscal 2020, the Company believes that a full allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.

As of February 1, 2020, for federal income tax purposes, the Company has net operating loss carryforwards of $141.5 million, which will expire from fiscal 2022 through fiscal 2036 and net operating loss carryforwards of $24.3 million that are not subject to expiration.  For state income tax purposes, the Company has $93.5 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2020 through fiscal 2039.  Additionally, the Company has $3.1 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2039.

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

In fiscal 2017, as part of the 2017 Tax Act, the corporate alternative minimum tax (“AMT”) was repealed and the Company’s AMT credit of $2.1 million, net of the applicable sequestration rate, became refundable.  Accordingly, in fiscal 2017, the Company reversed its valuation allowance against the AMT credit, recognized an income tax benefit for $2.1 million and established a receivable of $2.1 million, which will be realized over the next four fiscal years.  Late in fiscal 2018, the IRS issued an announcement that federal sequestration rules would not apply to certain AMT refunds, accordingly, the Company recognized an additional income tax benefit of $0.2 million in fiscal 2018.  At February 1, 2020, the balance of the AMT receivable is $1.1 million.

In fiscal 2017, the Company reclassified approximately $2.1 million to accumulated deficit from accumulated other comprehensive income (loss) due to intraperiod tax allocations.  Approximately $1.4 million of this pertained to years prior to fiscal 2017.

The components of the net deferred tax assets as of February 1, 2020 and February 2, 2019 were as follows (in thousands):

	February 1, 2020	February 2, 2019
Deferred tax assets, net:
Net operating loss carryforward	$40,921	$39,804
Gain on sale-leaseback	—	2,657
Accrued expenses and other	1,630	2,813
Operating lease liabilities	57,419	1,598
Goodwill and intangibles	236	510
Unrecognized loss on pension and pension expense	2,156	1,897
Inventory reserves	960	1,414
Foreign tax credit carryforward	486	766
Federal wage tax credit carryforward	824	824
Unrecognized loss on foreign exchange	—	186
State tax credits	147	147
Operating lease right-of-use assets	(48,018)	—
Property and equipment	(9,205)	(4,073)
Subtotal	$47,556	$48,543
Valuation allowance	(47,556)	(48,543)
Net deferred tax assets	$—	$—

For fiscal 2019, the Company had total deferred tax assets of $104.8 million, total deferred tax liabilities of $57.2 million and a valuation allowance of $47.6 million.

The provision (benefit) for income taxes consisted of the following:

	FISCAL YEARS ENDED
	February 1, 2020	February 2, 2019	February 3, 2018
(in thousands)
Current:
Federal	$—	$(151)	$—
State	97	93	$(109)
Foreign	8	8	(100)
	105	(50)	(209)
Deferred:
Federal	—	—	(2,339)
State	—	—	(24)
Foreign	—	—	—
	—	—	(2,363)
Total provision (benefit)	$105	$(50)	$(2,572)

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision (benefit) for income tax:

	FISCAL YEARS ENDED
	February 1, 2020	February 2, 2019	February 3, 2018

(in thousands)
Federal income tax at the statutory rate (1)	$(1,615)	$(2,852)	$(7,215)
State income and other taxes, net of federal tax benefit	77	66	(407)
Federal rate change on deferred assets (2)	—	—	22,796
Federal rate change on valuation allowance (2)	—	—	(22,796)
Section 162(m) limitation	541	183	45
Permanent items	277	170	518
Expiration of capital loss carryforward	—	1,618	—
Charge for valuation allowance (3)	850	992	7,249
Refundable AMT credit	—	(151)	(2,141)
Other, net	(25)	(76)	(621)
Total provision (benefit)	$105	$(50)	$(2,572)
(1)

The federal income tax at the statutory rate for fiscal 2017 reflects a blended rate of 33.72%, based on the statutory rate decreasing from 35% to 21% on January 1, 2018. The statutory rate for fiscal 2018 and fiscal 2019 is 21%.

(2)	This represents the federal rate change impact as of the end of fiscal 2017. The rate change impact on deferred assets and valuation allowance as a result of the 2017 Tax Act was $22.8 million.
(3)	The change in valuation allowance is impacted by the adoption of ASC 842 in the tax-effected amount of $1.4 million.

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at February 1, 2020 and February 2, 2019 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

For fiscal 2019, 2018 and 2017, the Company made tax payments of $0.1 million in each fiscal year.

G. COMMITMENTS AND CONTINGENCIES

At February 1, 2020, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals.  See Note E, “Leases” for the schedule of future remaining lease obligations. In addition to its lease obligations, the Company is also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million in each fiscal year through fiscal 2023.

H. LONG-TERM INCENTIVE PLANS

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”).  All equity awards granted under these long-term incentive plans were issued from the Company’s stockholder approved 2016 Incentive Compensation Plan. See Note I, “Stock Compensation Plans.”

2017-2018 LTIP

In the first quarter of fiscal 2019, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a 25% payout of its performance targets for the 2017-2018 LTIP, resulting in awards totaling $0.5 million, with a grant date of March 19, 2019.  On that date, the Company granted 150,299 RSUs, which vested, net of any forfeitures, on August 31, 2019.  In conjunction with the grant of the RSUs, the Company reclassified $0.3 million of the liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in fiscal 2019. See the Consolidated Statement of Changes in Stockholders’ Equity. In

addition to the performance awards, the Company has been recognizing stock-based compensation of approximately $2.0 million for its time-based awards, which is being expensed over thirty-six months, through April 1, 2020.

2018-2020 LTIP and 2019-2021 LTIP

At the end of fiscal 2019, the Company has two active LTIPs: 2018-2020 LTIP and 2019-2021 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage.  Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  All time-based awards under the 2018-2020 LTIP were restricted stock units (RSUs).  For the 2019-2021 LTIP, 50% of the time-based awards granted were RSUs and 50% were cash.

In June 2018, the Company amended its LTIP to, among other things, extend the performance period for awards to three years, beginning with grants in fiscal 2018. Performance targets for the 2018-2020 LTIP and the 2019-2021 LTIP were established and approved by the Compensation Committee on October 24, 2018 and August 7, 2019, respectively.  Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2021 and August 31, 2022, respectively.  The time-based awards under the 2018-2020 LTIP and the 2019-2021 LTIP vest in four equal installments through April 1, 2022 and April 1, 2023, respectively.   Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2018-2020 LTIP is estimated to be approximately $3.8 million.  Approximately half of the compensation expense relates to the time-vested RSUs, which is being expensed straight-line over 41 months. Through the end of fiscal 2019, the Company has accrued $0.2 million for performance awards under the 2018-2020 LTIP.  For the 2019-2021 LTIP, assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense is estimated to be approximately $3.9 million.  Approximately half of the compensation relates to time-based awards, 50% RSUs and 50% cash, which is being expensed straight-line over 44 months. There was no accrual at February 1, 2020 for performance awards under the 2019-2021 LTIP.

I. STOCK COMPENSATION PLANS

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of our common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduced the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  On August 8, 2019, the Company’s shareholders approved an amendment to increase the share reserve by an additional 2,800,000 shares.  At February 1, 2020, the Company had 3,949,513 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At February 1, 2020, there are 720,572 stock options that remain outstanding under the 2006 Plan.

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

During the fiscal 2019, the Company granted 96,153 RSUs as an Inducement Award outside of the Company’s 2016 Plan.

Stock Option Activity

The following tables summarize the stock option activity under the Company’s 2006 Plan and 2016 Plan, on an aggregate basis, for fiscal 2019:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	957,400	$4.50		$16,878
Options granted	—	—		—
Options canceled or expired	(202,567)	$3.23		—
Options exercised	—	—		—

Outstanding options at end of year	754,833	$4.84	2.6 years	—
Options exercisable at end of year	749,833	$4.86	2.5 years	—
Vested and expected to vest at end of year	754,833	$4.84	2.6 years	—

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the Company’s 2006 Plan, 2016 Plan and Inducement Awards, on an aggregate basis, for fiscal 2019:

	Restricted shares	RSUs (1)	Deferred shares (2)	Fully-vested shares (3)	Performance Share Units (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	30,000	1,372,628	204,040	—	—	1,606,668	$2.93
Shares granted	—	1,400,480	104,727	159,070	720,000	2,384,277	$1.73
Shares vested/issued	(10,000)	(977,439)	(13,163)	(159,070)	—	(1,159,672)	$2.87
Shares canceled	(20,000)	(374,866)	—	—	—	(394,866)	$1.89
Outstanding non-vested shares at end of year	—	1,420,803	295,604	—	720,000	2,436,407	$1.95
Vested and expected to vest at end of year	—	1,420,803	295,604	—	—	1,716,407

(1)

During fiscal 2019, the Company granted 150,299 RSUs in connection with the partial achievement of performance targets under the 2017-2018 LTIP, see Note H, Long-Term Incentives Plans. In addition, the Company granted 464,358 time-based RSUs as new hire awards.  The remainder of the RSUs granted related to time-based awards granted under the Company’s LTIPs.  As a result of net share settlement, of the 977,439 RSUs which vested during fiscal 2019, only 866,418 shares of common stock were issued.

(2)

The 104,727 shares of deferred stock, with a grant-date fair value of approximately $197,504, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

The 159,070 shares of stock, with a grant-date fair value of approximately $299,987 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections.  Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Fourth Amended and Restated Non-Employee Director Stock Purchase Plan (the “Non-Employee Director Compensation Plan”).

(4)

On February 19, 2019, the Company granted 720,000 shares of performance stock units (“PSUs”), with a fair value of $1.0 million, to Mr. Kanter.  The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00.  All PSUs will expire on April 1, 2023 if no performance metric is achieved.  The $1.0 million is being expensed over the respective derived service periods of each tranche of 16 months, 25 months and 30 months, respectively.  The respective grant-date fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on: the Company’s historical volatility of 55.9%, a term of 4.1 years, stock price on the date of grant of $2.50 per share, a risk-free rate of 2.5% and a cost of equity of 9.5%.

Total unrecognized stock compensation of $2.6 million at February 1, 2020 is expected to be recognized over a weighted-average period of 29 months.

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

Non-employee directors are required to take 50% of their annual retainer, which is paid quarterly, in equity.  Any shares of common stock, deferred stock or stock options issued to a director as part of this 50% requirement are issued from the 2016 Plan. Only discretionary elections of shares of common stock will be issued from the Non-Employee Director Compensation Plan.

The following shares of common stock, with the respective fair value, were issued to its non-employee directors as compensation for fiscal 2019, fiscal 2018 and fiscal 2017:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2019	37,113	$69,991
Fiscal 2018	48,896	$107,605
Fiscal 2017	42,450	$96,856

J. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman currently serves as a director of the Company’s Board of Directors (the “Board”).  From August 2014 through January 2019, Mr. Holtzman served as the Company’s Executive Chairman of the Board and as its Chairman of the Board from April 2000 to August 2014.  Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”) and is the beneficial holder of approximately 9.5% of the outstanding common stock of the Company at February 1, 2020.

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

On January 24, 2019, the Board voted to adopt an independent Board chairman structure and elected John Kyees as the Company’s new independent, non-executive Chairman, replacing Mr. Holtzman. Mr. Holtzman continues to serve as a director of the Company, and will continue to receive his annual compensation of $176,000 as a director and an annual base salary of $24,000 for his services as an employee of the Company through August 7, 2020.

K. EMPLOYEE BENEFIT PLANS

The Company accounts for its employee benefit plans in accordance with ASC Topic 715, Compensation – Retirement Benefits. ASC Topic 715 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). The amortization of the unrecognized loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost in fiscal 2020 is approximately $658,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	in thousands
Change in benefit obligation:
Balance at beginning of period	$14,975	$16,284
Benefits and expenses paid	(869)	(809)
Interest costs	581	580
Settlements	(490)	(509)
Actuarial (gain) loss	2,020	(571)
Balance at end of year	$16,217	$14,975

Change in fair value of plan assets:
Balance at beginning of period	$11,365	$12,855
Actual return on plan assets	1,057	(743)
Employer contributions	420	571
Settlements	(490)	(509)
Benefits and expenses paid	(869)	(809)
Balance at end of period	$11,483	$11,365

Reconciliation of funded status:
Projected benefit obligation	$16,217	$14,975
Fair value of plan assets	11,483	11,365
Unfunded status	$(4,734)	$(3,610)

Balance sheet classification:
Other long-term liabilities	$4,734	$3,610

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended February 1, 2020, February 2, 2019 and February 3, 2018 include the following components:

	February 1, 2020	February 2, 2019	February 3, 2018
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$581	$580	$641
Expected return on plan assets	(724)	(890)	(813)
Amortization of unrecognized loss	784	662	842
Net pension cost	$641	$352	$670

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$6,303	$5,903	$7,280
Net periodic pension cost	(641)	(352)	(670)
Employer contribution	420	571	586
Change in plan assets and benefit obligations	1,124	181	(1,293)
Unrecognized losses at the end of year	$7,206	$6,303	$5,903

The Company’s contribution for fiscal 2020 is estimated to be approximately $606,000.

Assumptions used to determine the benefit obligations as of February 1, 2020 and February 2, 2019 include a discount rate of 2.72% for fiscal 2019 and 3.98% for fiscal 2018. Assumptions used to determine the net periodic benefit cost for the years ended February 1, 2020, February 2, 2019 and February 3, 2018 included a discount rate of 3.98% for fiscal 2019, 3.68% for fiscal 2018 and 4.00% for fiscal 2017.

The expected long-term rate of return for plan assets was assumed to be 6.50% for both fiscal 2019 and fiscal 2018. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Total
FISCAL YEAR	(in thousands)
2020	$889
2021	904
2022	925
2023	945
2024	952
2025-2029	4,757

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2019 and fiscal 2018, by asset category, were as follows:

	Fair Value Measurement
	February 1, 2020				February 2, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Mutual Funds:
U.S. Equity	$4,157	—	—	$4,157	$4,247	—	—	$4,247
International Equity	3,132	—	—	3,132	3,144	—	—	3,144
Bond	3,754	—	—	3,754	3,722	—	—	3,722
Cash	440	—	—	440	252	—	—	252
Total	$11,483	$—	$—	$11,483	$11,365	$—	$—	$11,365
The Company’s target asset allocation for fiscal 2020 and its asset allocation at February 1, 2020 and February 2, 2019 were as follows, by asset category:

	Target Allocation	Percentage of plan assets at
	Fiscal 2020	February 1, 2020	February 2, 2019
Asset category:
Equity securities	65.0%	63.5%	65.0%
Debt securities	33.0%	32.7%	32.7%
Cash	2.0%	3.8%	2.2%
Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019

	in thousands
Change in benefit obligation:
Balance at beginning of period	$507	$530
Benefits and expenses paid	(33)	(33)
Interest costs	19	19
Actuarial (gain) loss	54	(9)
Balance at end of year	$547	$507

Change in fair value of plan assets:
Balance at beginning of period	$—	$—
Employer contributions	33	33
Benefits and expenses paid	(33)	(33)
Balance at end of period	$—	$—

Projected benefit obligation	$547	$507

Reconciliation of funded status:
Projected benefit obligation	$547	$507
Fair value of plan assets	—	—
Unfunded Status	$(547)	$(507)

Balance sheet classification:
Other long-term liabilities	$547	$507

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	February 1, 2020	February 2, 2019	February 3, 2018
	in thousands
Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$28	$37	$157
Net periodic pension cost	(19)	(19)	(30)
Employer contribution	33	33	32
Change in benefit obligations	40	(23)	(122)
Unrecognized losses at the end of year	$82	$28	$37

Assumptions used to determine the benefit obligations as of February 1, 2020 and February 2, 2019 included a discount rate of 2.59% for fiscal 2019 and 3.87% for fiscal 2018. Assumptions used to determine the net periodic benefit cost for the years ended February 1, 2020, February 2, 2019 and February 3, 2018 included a discount rate of 3.87% for fiscal 2019, 3.60% for fiscal 2018 and 4.00% for fiscal 2017.

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

In the second quarter of fiscal 2018, in connection with the Company’s cost reduction initiatives, as discussed in Note L, Corporate Restructuring, the Board ratified and approved the recommendation of the Company’s management team to suspend employer contributions to the 401(k) Plan, for the period from July 1, 2018 until December 31, 2019. Effective January 1, 2020, the 401(k) Plan resumed its QACA status, as described above.

The Company recognized $0.3 million, $0.9 million and $2.3 million of expense under the 401(k) Plan in fiscal 2019, 2018 and 2017, respectively.

L. CORPORATE RESTRUCTURING

In the second quarter of fiscal 2018, the Company committed to a corporate restructuring plan to accelerate the Company's path to profitability by better aligning its expense structure with its revenues.  The Company eliminated 56 positions, which represented approximately 15% of its corporate work force, or 2% of its total work force, in connection with the restructuring. On May 16, 2018, 36 employees were notified of their termination, with the remaining 20 positions representing open positions that were not filled. The Company offered cash severance benefits to the eligible affected employees.  Each affected employee’s eligibility for these severance benefits was contingent upon such employee’s execution (and no revocation) of a separation agreement, which included a general release of claims against the Company.

The Company incurred an aggregate charge of approximately $1.9 million during the fiscal year ending February 2, 2019 for employee severance and one-time termination benefits, as well as other employee-related costs associated with the corporate restructuring. Approximately $1.6 million of the $1.9 million were cash expenditures. At February 1, 2020, no accrued liability remained.

M. CEO SEARCH AND TRANSITION COSTS

In connection with David Levin’s retirement and the appointment of Harvey Kanter as the Company’s President and Chief Executive Officer, the Company incurred certain transition costs in fiscal 2018 and fiscal 2019.  The Company and Mr. Levin entered into a Transition Agreement dated March 20, 2018, as amended (the “Transition Agreement”) that detailed Mr. Levin’s future retirement and related successor issues.  Mr. Levin resigned as an officer and director of the Company on January 1, 2019.  Under the Transition Agreement, he was entitled to receive his base salary, AIP bonus and LTIP compensation through December 31, 2019.  Because no successor had been appointed as of December 31, 2018, the Company and Mr. Levin entered into a Letter Agreement, whereby Mr. Levin served as Acting CEO until April 1, 2019 when Mr. Kanter assumed the position of President and Chief Executive Officer of the Company.

In connection with the CEO transition, the Company incurred a total charge of approximately $2.4 million in fiscal 2018.  The $2.4 million charge related to amounts payable to Mr. Levin under his Transition Agreement, CEO search costs and the acceleration of stock-based compensation of approximately $0.5 million, related to his time-based equity awards. In fiscal 2019, the Company incurred additional charges of approximately $0.7 million for CEO search costs, Acting CEO consulting costs, AIP incentive accrual for Mr. Levin, housing allowance and legal fees.

In addition, in accordance with the terms of the transition agreement between the Company and Mr. Levin, the Company is accruing, based on management’s current estimates, future cash payments that Mr. Levin will be entitled to under the 2018-2020 LTIP, if and when such targets are achieved.

N. EXIT COSTS ASSOCIATED WITH LONDON OPERATIONS

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

O. SELECTED QUARTERLY DATA (UNAUDITED)

(Certain columns may not foot due to rounding.)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2019
Sales	$112,973	$123,245	$106,581	$131,239	$474,038
Gross profit	49,413	54,569	43,805	56,414	204,201
Operating income (loss)	(2,238)	881	(6,369)	3,332	(4,394)
Income (loss) before taxes	(3,102)	30	(7,239)	2,620	(7,691)
Income tax provision (benefit)	(21)	(8)	(49)	183	105
Net income (loss)	$(3,081)	$38	$(7,190)	$2,437	$(7,796)
Income (loss) per share – basic and diluted	$(0.06)	$0.00	$(0.14)	$0.05	$(0.16)

FISCAL YEAR 2018
Sales	$113,331	$122,206	$107,069	$131,150	$473,756
Gross profit	50,688	56,525	47,060	57,016	211,289
Operating loss	(2,226)	(222)	(1,229)	(6,441)	(10,119)
Loss before taxes	(3,112)	(1,180)	(2,027)	(7,261)	(13,581)
Income tax provision (benefit)	(2)	5	(22)	(31)	(50)
Net loss	$(3,110)	$(1,185)	$(2,005)	$(7,230)	(13,531)
Loss per share – basic and diluted	$(0.06)	$(0.02)	$(0.04)	$(0.15)	$(0.28)

The Company’s fiscal quarters are based on a retail cycle of 13 weeks.  Historically, and consistent with the retail industry, the Company has experienced seasonal fluctuations as it relates to its operating income and net income. Traditionally, a significant portion of the Company’s operating income and net income is generated in the fourth quarter, as a result of the holiday selling season.

P. SUBSEQUENT EVENT

Towards the end of December 2019, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. Subsequent to the end of fiscal 2019, and in response to this pandemic, on March 17, 2020, the Company temporarily closed all of its retail locations through at least March 28, 2020.  The Company’s direct business through www.dxl.com remains operational.  The Company’s current contingency plans include the reduction of operating expenses, capital expenditure spending, and the cancellation of inventory receipts in an effort to preserve liquidity.  Although it is not possible to reliably estimate the length or severity of this outbreak and hence its financial impact, any prolonged closing of the Company’s retail stores and/or its distribution center would result in a loss of sales and profits and other material adverse effects.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 1, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2020, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of February 1, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of February 1, 2020.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of February 1, 2020, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Destination XL Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 19, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Boston, Massachusetts
March 19, 2020

Changes in Internal Control Over Financial Reporting

During fiscal 2019, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.  There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 1, 2020 in connection with our 2020 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2020.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2020.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2020.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 38 of this Annual Report.

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

3.2	Fourth Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).

4.1	Description of Securities	*

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

10.10

Destination XL Group, Inc. Stand-Alone Inducement Restricted Stock Unit Award Agreement (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed December 16, 2019, and incorporated herein by reference).

10.11

Company’s Fourth Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 22, 2019, and incorporated herein by reference).

†

10.12

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

10.13

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

**

Exhibits

10.14

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

**

10.15

Employment and Chairman Compensation Agreement, dated August 7, 2014, between the Company and Seymour Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014, and incorporated herein by reference).

†

10.16

First Amendment to Employment and Chairman Compensation Agreement, dated May 25, 2017, between the Company and Mr. Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017, and incorporated herein by reference).

†

10.17

Second Amendment to Employment and Chairman Compensation Agreement, dated August 8, 2018, between the Company and Mr. Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018, and incorporated herein by reference).

†

10.18

Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009 (File No. 001-34219), and incorporated herein by reference).

†

10.19

Transition Agreement, dated as of March 20, 2018, between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2018, and incorporated herein by reference).

†

10.20

First Amendment to the Transition Agreement dated as of June 25, 2018, between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on June 25, 2018, and incorporated herein by reference).

†

10.21

Second Amendment to the Transition Agreement dated as of July 31, 2018, between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 31, 2018, and incorporated herein by reference).

†

10.22

Letter Agreement between the Company and David A. Levin dated November 27, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2018, and incorporated herein by reference).

†

10.23

Employment Agreement between the Company and Harvey S. Kanter, dated February 19, 2019, which includes the Form of Performance Share Award Agreement and Form of Discretionary Restricted Stock Unit Award Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2019, and incorporated herein by reference).

†

10.24

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

†

Exhibits

10.29	Employment Agreement between the Company and Allison Surette dated as of May 17, 2018.	*

10.30	Employment Agreement between the Company and Ujjwal Dhoot dated as of November 19, 2019.	*

10.31	Fourth Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2019, and incorporated herein by reference).	†

10.32	First Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 20, 2017, and incorporated herein by reference).	†

10.33	Second Amended and Restated Long-Term Inventive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018, and incorporated herein by reference).	†

10.34	First Amendment to the Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Form 10-Q filed on November 30, 2018, and incorporated herein by reference).	†

10.35

Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003 (File No. 001-34219), and incorporated herein by reference).

10.36

Letter Agreement between the Company and Prescott Group Capital Management, L.L.C., et al, dated December 6, 2017 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, an incorporated herein by reference).

10.37

Letter Agreement, dated January 29, 2014, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2017, and incorporated herein by reference).

10.38	Letter Agreement, dated April 4, 2018, by and between the Company and Red Mountain Capital Partners LLC	*

10.39

Letter Agreement, dated June 11, 2018, by and among the Company and J. Carlo Cannell and Capital Cannell LLC (included as 10.1 to the Company’s Current Report on form 8-K filed on June 12, 2018, and incorporated herein by reference).

10.40

Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006 (File No. 001-34219), and incorporated herein by reference).

10.41

Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006 (File No. 001-34219), and incorporated herein by reference).

10.42

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

Exhibits

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
March 19, 2020
	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ HARVEY S. KANTER Harvey S. Kanter	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2020
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 19, 2020
/s/ JOHN F. COONEY John F. Cooney	Vice President and Managing Director of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 19, 2020
/s/ JOHN E. KYEES John E. Kyees	Chairman of the Board of Directors	March 19, 2020
/s/ JACK BOYLE Jack Boyle	Director	March 19, 2020
/s/ LIONEL F. CONACHER Lionel F. Conacher	Director	March 19, 2020
/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Director	March 19, 2020
/s/ WILLEM MESDAG Willem Mesdag	Director	March 19, 2020
/s/ WARD K. MOONEY Ward K. Mooney	Director	March 19, 2020
/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 19, 2020
/s/ IVY ROSS Ivy Ross	Director	March 19, 2020