Form 10-K/A
period 2020-02-01
DESTINATION XL GROUP, INC.
filed 2020-06-01
CIK 813298

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

The registrant had 51,077,397 shares of Common Stock, $0.01 par value, outstanding as of May 15, 2020.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10−K for the fiscal year ended February 1, 2020 (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10−K.

Except for the amendments described above, this Form 10−K/A does not modify or update the disclosure in our Annual Report on Form 10−K for the fiscal year ended February 1, 2020 filed with the Securities and Exchange Commission on March 19, 2020.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 15, 2020, current committee membership, and the year in which each became a director of our Company:

Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance	Cybersecurity and Data Privacy
John Kyees, Chairman of the Board	73	2010	X			C
Harvey S. Kanter, President and Chief Executive Officer and Director	58	2019
Jack Boyle, Director	52	2017			X	X
Lionel F. Conacher, Director	57	2018	X	X
Seymour Holtzman, Director	84	2000
Willem Mesdag, Director	66	2014	X	C
Ward K. Mooney, Director	71	2006	C	X
Mitchell S. Presser, Director	55	2007		X	C
Ivy Ross, Director	64	2013			X	X

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

Harvey S. Kanter is the President, Chief Executive Officer and a director of the Company.  Mr. Kanter joined the Company in February 2019 in a transition role as Advisor to the Acting CEO and assumed the role of President and Chief Executive Officer and a director of the Company in April 2019. Mr. Kanter has over 30 years of business experience, with an extensive background in the retail industry having served from March 2012 until June 2017 as the president and chief executive officer of Blue Nile, Inc., a leading online retailer of high-quality diamonds and fine jewelry. From March 2012 until February 2020, Mr. Kanter also served as a member of the board of directors of Blue Nile, Inc. and, from January 2014 until February 2020 as its chairman.  From January 2009 to March 2012, Mr. Kanter was the chief executive officer and president of Moosejaw Mountaineering and Backcountry Travel, Inc., a leading multi-channel retailer of premium outdoor apparel and gear.  From April 2003 to June 2008, Mr. Kanter served in various executive positions at Michaels Stores, Inc. Mr. Kanter served as a director and a member of the compensation committee of Potbelly Corporation, a publicly-traded company, from August 2015 until May 2019. He is also a brand ambassador for the Fred Hutch Cancer Research Institute, and is an advisory member to the Seattle University Executive MBA Program. Mr. Kanter brings an extensive knowledge of omni-channel retailing, with strong strategic and operational expertise.

Jack Boyle has been a director since August 2017.  Since February 2019, Mr. Boyle has been the global co-president of direct to consumer/omni channel for Fanatics, Inc., a market leader for officially licensed sports merchandise. Prior to that, from December 2017 to February 2019, Mr. Boyle was the co-president of North America direct to consumer/omni channel.  He originally joined the company as president of merchandising in June 2012. From February 2005 to June 2012, Mr. Boyle was the executive vice president, general merchandising manager of women’s apparel, intimate, cosmetics and accessories for Kohl’s Corporation. From October 2003 to February 2005, he served as senior vice president, divisional merchandise manager of women’s apparel for Kohl’s Corporation, vice president of junior sportswear from July 2000 to October 2003 and vice president of planning/allocation for women's apparel from December 1999 to July 2000.  From June 1990 to December 1999, Mr. Boyle held various merchandise positions, including divisional merchandise manager of women’s at May Company.  Mr. Boyle brings to the Board extensive experience in merchandising, brand management and omni-channel leadership.

Lionel F. Conacher has been a director since June 2018. From January 2011 to June 2018, Mr. Conacher was a senior advisor for Altamont Capital Partners LLC (“ACP”), a private equity firm.  Mr. Conacher left ACP on June 30, 2018 to pursue the development of a new venture capital fund, Next Ventures Management, LLC.  Mr. Conacher became managing partner of Next Ventures, GP in August 2018. Prior to joining ACP, from April 2008 until July 2010, Mr. Conacher was the president and chief operating officer of Thomas Weisel Partners, an investment bank. Additionally, Mr. Conacher served as the chairman of Wunderlich Securities, an investee company of ACP, from December 2013 until July 2017.  Mr. Conacher currently serves as a member of the board of directors for AmpHP Inc., a venture-backed human performance company.  He formerly served as a member of the board of directors of Mervin Manufacturing, a leading designer and manufacturer of snow boards and other board sports equipment and PowerDot, Inc., a consumer electronics company that markets a muscle recovery and performance tool. Mr. Conacher brings extensive financial and operational experience to the Board.

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

Mitchell S. Presser has been a director since May 2007. Since April 2020, Mr. Presser has been a partner of Mergers + Acquisitions and Private Equity Investments at Morrison & Foerster and also serves as co-chair of the firm’s Global Corporate Department. From July 2014 until April 2020, Mr. Presser was a partner and the head of U.S. Global Transactions at Freshfields Bruckhaus Deringer LLP.  From January 2014 until July 2014, Mr. Presser was a senior advisor to Paine Schwartz Partners (formerly Paine & Partners, LLC), a private equity firm.  From November 2006 to December 2013, Mr. Presser was a founding partner of Paine & Partners, LLC.  Prior to that, Mr. Presser was a partner with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers & acquisitions.  Mr. Presser’s extensive experience in private equity and strategic planning provides valuable insight to the Board.

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

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 48, has been our Executive Vice President, Chief Financial Officer and Treasurer since November 2017.  Prior to that, Mr. Stratton served as our Senior Vice President, Chief Financial Officer and Treasurer from June 2014 to November 2017.  From August 2009 to June 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer.  Mr. Stratton joined the Company in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009.  Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Francis C. Chane, 57, has been our Senior Vice President of Supply Chain and Customer Fulfillment since June 2011.  Mr. Chane joined the Company in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was the vice president operations & facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to June 2008.  Prior to that, Mr. Chane held various leadership positions with WearGuard Corporation, a division of Aramark Corporation.

John F. Cooney, 37, has been our Vice President of Finance and Managing Director, Corporate Controller and Chief Accounting Officer since May 2018 and was our Vice President of Finance, Corporate Controller and Chief Accounting Officer since May 2015 and our Vice President of Finance and Corporate Controller since June 2014.  From November 2010 until June 2014, Mr. Cooney was our Director of Financial Accounting and Reporting.  Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.

Ujjwal Dhoot, 36, has been our Chief Digital Officer since December 2019 and an officer of the Company since May 2020.  Prior to joining our Company, Mr. Dhoot was the chief marketing officer and chief product officer for Health E-Commerce, a hyper growth healthcare e-Commerce company, from January 2018 to December 2019.  Prior to that, Mr. Dhoot was the vice president of marketing for Charming Charlie from March 2017 until April 2017 and their vice president of marketing and e-commerce from April 2017 until January 2018.  From June 2013 until March 2016, Mr. Dhoot was the chief marketing officer of FSAstore.com. Prior to that, Mr. Dhoot held vice president of marketing positions at Jen Beckman Project, Inc. and PetCareRx, Inc.

Anthony J. Gaeta, 50, has been our Senior Vice President of Store Sales and Operations since November 2017. Mr. Gaeta joined the Company in April 2010 as a Zone Vice President and was promoted to Vice President of Store Operations and Training in November 2013 before being named to his current position. Prior to joining the Company, Mr. Gaeta was a regional manager for Men’s Wearhouse from September 2007 until April 2011 and, prior to that, a regional vice president for After Hours Formalwear from March 2006 until September 2007.

Robert S. Molloy, 60, has been our Chief Administrative Officer, General Counsel and Secretary since May 2018, having previously served as the Company’s Senior Vice President, General Counsel since April 2010 and Secretary of the Company since May 2014.  From February 2008 until April 2010, Mr. Molloy was our Vice President and General Counsel. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008.  Prior to May 1999, Mr. Molloy was a trial attorney.

Allison Surette, 39, has been our Senior Vice President General Merchandise Manager since May 2018.  Prior to that, Ms. Surette was Vice President Merchandise Manager of Private Label, Active, Young Men’s and Outerwear since September 2016.  Ms. Surette joined the Company in May 2006 as an Associate Planner and in June 2008, she transitioned into Merchandising as an Associate Buyer for Branded Collections.  From October 2010 to January 2014, she served as a Buyer of Traditional Branded Collections and Buyer of Private Label Sportshirts and Outerwear. From January 2014 to September 2016, she was the Senior Buyer of Private Label Sportshirts and Outerwear. Prior to joining the Company, Ms. Surette was a planner for TJX from June 2003 until May 2006.

There are no family relationships between any of our directors and executive officers.

Code of Ethics

We have adopted a Code of Ethics for Directors, Officers and Financial Professionals (the “Code of Ethics”). The full text of the Code of Ethics can be found under “Corporate Governance –Charters & Policies” on the Investor Relations page of our corporate web site, which is at https://investor.dxl.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website.  We also have a Code of Ethics for all of our associates.  Annually, our directors and associates, including our officers, certify that they have read and are in compliance with our Code of Ethics.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is currently comprised of Messrs. Mooney, Conacher, Kyees and Mesdag.  Each of the members of the Audit Committee is independent, as independence for Audit Committee members is defined under the rules of Nasdaq. Messrs. Conacher, Mesdag, Mooney and Kyees each qualify as an audit committee financial expert under the rules of the Securities Exchange Commission (the “SEC”).

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders that was filed with the SEC on July 2, 2019.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides a summary of our executive compensation philosophy and programs, and discusses the compensation paid to our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and other current and former executive officers who served in fiscal 2019 (collectively, our “Named Executive Officers”).

Our Named Executive Officers for fiscal 2019 were:

➢	Harvey S. Kanter, President, CEO and Director
➢	David A. Levin, former Acting CEO
➢	Peter H. Stratton, Jr., Executive Vice President, CFO and Treasurer
➢	Robert S. Molloy, Chief Administrative Officer, General Counsel and Secretary
➢	Francis C. Chane, Senior Vice President, Supply Chain and Customer Fulfillment
➢	Anthony J. Gaeta, Senior Vice President of Store Sales and Operations
➢	Brian S. Reaves, former Executive Vice President and Chief Operating Officer
➢	James S. Davey, former Executive Vice President and Chief Marketing Officer

Management Changes in 2019

Our CEO was initially hired on February 19, 2019 in a transition role as Advisor to the Acting CEO, and was appointed President, CEO and a director of the Company on April 1, 2019.  Prior to Mr. Kanter’s appointment, Mr. Levin served as Acting CEO from January 1, 2019 until April 1, 2019.  See “Employment Agreements” below for discussion regarding Mr. Kanter’s employment agreement and the terms of Mr. Levin’s service as Acting CEO.

COVID-19 Update

While this CD&A discussion primarily relates to compensation paid to our executives during fiscal 2019, the COVID-19 pandemic has impacted recent decision-making by the Compensation Committee.  As part of our commitment to cost containment in mitigation of the COVID-19 pandemic impact on our business, in April 2020, Messrs. Kanter, Stratton, Molloy, Chane and Gaeta each took a temporary 20% reduction in their respective base salaries. Each of the other members of the management team, down to the director level, took a temporary reduction in their base salaries ranging from 10% to 20%.  The Compensation Committee approved the payout of awards in March 2020 for amounts earned under the 2019 AIP, but because of the uncertainty surrounding the COVID-19 pandemic, has not established an AIP for fiscal 2020.  Similarly, with respect to our long-term incentive plans, no long-term incentive plan for the 2020-2022 performance period has been established, and the Compensation Committee has not made any adjustments to any existing targets under the 2018-2020 LTIP or 2019-2021 LTIP. The Compensation Committee will continue to evaluate the impact of COVID-19 in relation to the financial performance of the Company and therefore on executive compensation, during this unprecedented time.

In addition, in March 2020, the non-employee directors suspended their compensation for the second quarter of fiscal 2020.  The Board of Directors is meeting telephonically with management on a weekly basis as we continue to navigate through this pandemic.

Fiscal 2019 Financial Highlights

Fiscal 2019 was a year of significant transformation for the Company.  The Company realigned its management team and exited an unprofitable line of business with the closure of the Company’s Rochester division.  The Company also completed its first full year with our new wholesale business, invested in new CRM and data analytics capabilities, and converted 14 Casual Male stores to the DXL format.

The Company’s performance in fiscal 2019 resulted in an improved balance sheet, with reduced inventory and a reduction in our total debt. Total sales for fiscal 2019 increased slightly to $474.0 million, principally driven by the growth from the Company’s wholesale business.  Our retail segment had a comparable sales increase of 0.1%, driven primarily by the growth in our direct business, and offset by a decrease in store sales from a decline in traffic as well as from the closing of our Rochester Clothing stores.

Although our total sales from our retail segment were less than expected during fiscal 2019, we effectively managed our gross margin and reduced our selling, general and administrative (SG&A) expenses, which contributed to our improved operating results.  Our net loss for fiscal 2019 was $(0.16) per diluted share as compared to a net loss of $(0.28) per diluted share in fiscal 2018.

Fiscal 2019 Executive Compensation Highlights

We believe that the compensation earned by our Named Executive Officers in fiscal 2019 is aligned with the performance of the Company, and reflects that, although there was improvement in the financial results of the Company, overall results for the year were below expectations.  As a result, total compensation earned by our Named Executive Officers in fiscal 2019 decreased when compared to fiscal 2018.  The decrease in compensation reflects a reduced payout under the Company’s 2019 AIP and a shift in the time-based compensation under the 2019-2021 LTIP from 100% equity to a combination of 50% equity and 50% cash.  In addition, because of the switch in fiscal 2018 from a two-year LTIP to a three-year LTIP, there was no opportunity in fiscal 2019 to receive any performance-based LTIP payouts.

The following table shows total compensation earned for those Named Executive Officers who were serving at the end of fiscal 2019 as compared to fiscal 2018, as applicable:

	Total Compensation(1)			Total Realized Pay (2)
Named Executive Officer	Fiscal 2019	Fiscal 2018 (3)	% Change	Fiscal 2019	Fiscal 2018 (3)	% Change
Harvey S. Kanter	$3,164,067	$-	-	$1,222,093	$-	-
Peter H. Stratton, Jr.	$588,245	$821,669	(28.4)%	$639,910	$728,432	(12.2)%
Robert S. Molloy	$533,245	$711,069	(25.0)%	$583,951	$622,366	(6.2)%
Francis C. Chane	$419,423	$-	-	$452,612	$-	-
Anthony J. Gaeta	$408,405	$-	-	$433,128	$-	-
(1)

Total compensation reflects amounts as reported in the “Summary Compensation Table”, which for Mr. Kanter includes the fair value of $1.6 million for one-time, sign-on awards granted in connection with his hiring.

(2)

Total realized pay is calculated as total compensation per the “Summary Compensation Table” minus the value of equity awards granted, as reported in the “Stock Awards” column of that table, plus the value of any options exercised or stock awards that vested, as reflected in the “Option Exercises and Stock Vested” table for each of the respective years. For fiscal 2019 realized pay, the vested stock awards which are included relate~~d~~ to the 2016-2017 LTIP, 2017-2018 LTIP and 2018-2020 LTIP.

(3)

Mr. Kanter joined the Company on February 19, 2019 and therefore had no fiscal 2018 compensation. There is no comparable salary information for Messrs. Chane and Gaeta because they only became named executive officers in fiscal 2019.

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

When reviewing compensation, the Compensation Committee emphasizes Direct Compensation.  Direct Compensation consists of total cash compensation (base salary and annual performance-based cash incentive awards) plus long-term incentive awards, which are primarily stock-based.  Every year, we assess the effectiveness of our compensation plans with the goal of strengthening our overall compensation program as appropriate, including by adjusting performance metrics to ensure that compensation is aligned with performance that drives stockholder value.  We also compare our performance metrics to those used by our peers, and take into consideration the recommendations of proxy advisory services.

Key Features of Our Executive Compensation Program

We believe that the Company’s executive compensation program includes key features that align the compensation for our executive officers with the interests of our stockholders.

What We Do	What We Don’t Do
✓ Focus on performance-based pay	✘ No re-pricing of underwater options
✓ Balance short-term and long-term incentives	✘ No hedging of Company stock
✓ Use multiple targets for performance awards	✘ No tax gross-up on severance payments
✓ Provide executives with very limited perquisites	✘ No active supplemental executive retirement plan
✓ Require “double-trigger” change-in-control provisions
✓ Maintain a “clawback” policy covering incentive cash and equity programs
✓ Seek to mitigate undue risk in compensation plans
✓ Utilize an independent compensation consultant

Use of Compensation Consultants

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in carrying out its duties, including the review of compensation of our Named Executive Officers. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors.

The Compensation Committee periodically consults with Segal, formerly Sibson Consulting, an independent firm that specializes in benefits and compensation, with respect to the structure and competitiveness of the Company’s executive compensation program compared to its proxy peer group. The Compensation Committee has assessed Segal’s independence, and has concluded that no conflict of interest exists with respect to the services that it performs.  In early fiscal 2018, the Compensation Committee engaged Segal to evaluate CEO compensation in connection with its search for a new CEO and in early 2019 to evaluate the compensation of our other NEOs in comparison to the same proxy peer group.  The Compensation Committee also consulted with Segal in August 2019 to evaluate the Company’s long-term incentive program, including its mix of equity and cash.

Fiscal 2019 Target Compensation

CEO Compensation.  The Compensation Committee is responsible for determining the target compensation of our CEO.  Working with Segal, the Compensation Committee compared each element of the CEO’s Direct Compensation (base salary, annual incentive plan and long-term incentive compensation) to published survey data and data from the Company’s peer group. The Compensation Committee’s objective is that total target compensation should approximate the median target compensation of the Company’s peer group.  In developing the compensation package for our current CEO, the Compensation Committee placed additional weight on the performance pay, by increasing the participation rate in the long-term incentive plan, and, as part of his compensation package, Mr. Kanter received a significant, sign-on performance stock unit award (“PSU”) tied directly to the Company’s stock price.

Other Named Executive Officers.  Our CEO is primarily responsible for determining the compensation paid to our other Named Executive Officers, subject to the review and approval of the Compensation Committee.  Our other Named Executive Officers are provided with a competitive base salary and an opportunity to earn performance awards each year, which are driven by our overall financial targets.  In May 2019, Segal completed a review of the compensation paid to our other Named Executive Officers, and reported that compensation was within the median (or 50% percentile) of the Company’s 2018 proxy peer group. See “Compensation Components and Fiscal 2019 Compensation Decisions”.

Our Peers

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers, we focus primarily on public companies within the specialty retail apparel business with similar revenue and/or market capitalization.  The companies in the fiscal 2019 peer group were:

•	Boot Barn Holding, Inc.	•	Duluth Holding, Inc.	•	Tilly’s Inc.

•	Build-A-Bear Workshop, Inc.	•	Francesca’s Holding Corp.	•	Vera Bradley

•	Cato Group	•	Kirkland’s, Inc.	•	Vince Holding Corp.

•	Christopher & Banks	•	Movado Group	•	Zumiez, Inc.

•	Citi Trends	•	Sportsman’s Warehouse

•	Destination Maternity	•	Tile Shop Holdings

For fiscal 2020, we updated our peer group to remove Destination Maternity, due to bankruptcy, and add Retailwinds, Inc.

In order to develop an appropriate peer group, we consider companies with a range of revenues, assets and market capitalizations that may differ from those included by independent analysts such as Institutional Shareholder Services (ISS).  When we reviewed our 2019 peers, we fell just below the median of the revenues and assets of our peer group.  Our market capitalization was considered in developing our peer group, but due to the fact that our stock is so thinly traded, more weight was given to the revenue and assets. We do so because we believe that companies doing business in specialty retail markets with omni-channel distribution models provide a better benchmark for total shareholder return.  An independent analyst may include a company that falls within the same Standard & Poor’s GICS code with similar revenue and market capitalization but with a different business model, business risks, geographic locations, customer base and industry traffic trends and which, consequently, may have nothing in common with our Company.  For example, a company that owns automotive dealerships is within the same GICS code as our Company, but clearly has a distinctively different business model and is not affected by the same trends that affect specialty retail apparel.

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

At our 2019 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2019 Proxy Statement.  Of the votes cast on the say-on-pay proposal, 91.7% voted in favor of the proposal. The Compensation Committee considered the results of the 2019 advisory vote and believes that it affirms support of our stockholders for our approach to executive compensation, namely to align short- and long-term incentives with the Company’s financial performance.  We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

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

Compensation Components and Fiscal 2019 Compensation Decisions

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

* The above target compensation for the CEO does not reflect the value of Mr. Kanter’s sign-on awards granted in connection with his hiring, which included a PSU award aligned with long-term stockholder growth.

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

The Compensation Committee expects the CEO’s base salary to be at or near the peer group median, and to approximate 25%-33% of his target Direct Compensation.  Our CEO determines the base salary of our other Named Executive Officers, subject to the review and approval of the Compensation Committee, and targets the median of the peer group and published industry compensation surveys.

For fiscal 2019, Messrs. Chane and Gaeta received merit increases of 1.8% and 3.5%, respectively, to bring their base salaries to $290,000 and $295,000, respectively.  There were no other adjustments to the base salaries of our other Named Executive Officers.  Our CEO’s base salary was negotiated as part of his employment agreement.

•	Performance-based Annual Incentive Plan

The Compensation Committee believes that a substantial portion of each Named Executive Officer’s compensation should tie directly to our Company’s financial performance.  Our Fourth Amended and Restated Annual Incentive Plan (“AIP”) provides for an annual performance-based cash incentive for all executives as well as certain non-executive employees.

2019 AIP

On May 1, 2019, the Compensation Committee established financial and operating performance metrics for grants under the 2019 AIP.  The performance targets included Corporate targets (Sales and Adjusted EBITDA), departmental targets for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation, as well as discretionary personal goals.  Because Mr. Kanter had only recently assumed the position of President and CEO, the Compensation Committee felt it was necessary to decrease the number of Corporate targets for fiscal 2019 as compared to previous years and to focus on Sales and Adjusted EBITDA to allow Mr. Kanter the flexibility to implement or modify any business initiatives without rendering other targets under the 2019 AIP irrelevant.

Shortly after assuming his position as President and CEO, Mr. Kanter, working with senior management, evaluated and developed a strategic plan, specifically focused on our marketing and digital platforms in driving greater customer engagement. Senior Management began to implement many initiatives, which included a realignment of the marketing team and a shift in our marketing and digital strategy, expecting much of the benefit of the restructuring to be recognized long-term. In light of the strategic plan developed by Mr. Kanter and the subsequent approval by the Board in August 2019 of the revised strategic plan, the Compensation Committee reconsidered the 2019 AIP and approved modifications to the previously-established targets to align with the revised strategic plan but did not change any of the metrics. In doing so, the Compensation Committee considered the Company’s performance through the end of the second quarter in relation to the previously-established targets and determined that, as of that date, no payout under the previously-established targets was probable.  The Compensation Committee also modified the threshold and maximum limits in which the achievement of the financial metric targets would be met.  In addition, because the 2019 AIP was being modified in August, the Compensation Committee determined that, solely with respect to the portion of any payout earned for achievement of the Corporate targets under the plan, including departmental goals, such portions of the payout would be reduced by 50%. The Compensation Committee believed that it was possible, with an approximate 50% probability, to meet or exceed each of the adjusted targets.

The Company’s Corporate metrics for the 2019 AIP included Sales and Adjusted EBITDA and represented 80% of the AIP for Messrs. Kanter, Stratton, Molloy, Chane, Levin and Reaves, and 40% of the AIP for Messrs. Gaeta and Davey. Messrs. Gaeta and Davey had specific departmental goals representing 40%.  Discretionary personal goals represented the remaining 20% for each Named Executive Officer.  These discretionary goals were pre-established and were an important component to the success of our strategic goals.  For fiscal 2019, Mr. Kanter’s target participation in the AIP was at 100% of his annual salary, on a prorated basis, Messrs. Stratton, Reaves and Davey participated at 55% of their respective salaries, and Messrs. Molloy, Chane and Gaeta participated at 40% of their respective salaries.

The 2019 AIP performance metrics and actual results against these metrics were as follows:

	Metric	Award % Attributable to Target for NEOs except Mr. Gaeta	Award % Attributable to Target for Mr. Gaeta	Minimum/Maximum Potential Payout	2019 Target	2019 Actual (1)	Payout % earned(2)
Corporate Target 1	Sales (excludes wholesale segment)	40.0%	20.0%	100% payout at target, with 50% payout at 99.0% of target and 150% payout at 100.8% of target, with the exception of Mr. Kanter who was eligible for maximum payout of 200% at 100.8% of target.	$466.8 million (3)	$461.5 million	-
Corporate Target 2	Adjusted EBITDA	40.0%	20.0%	100% payout at target, with 50% payout at 96.0% of target and 150% payout at 102.2% of target, with the exception of Mr. Kanter who was eligible for a maximum payout of 200% at 102.2% of target.	$22.4 million (4)	$23.5 million	30.0% (40% for Mr. Kanter and 15% for Mr. Gaeta)
Personal Target 3	Discretionary – Personal Goals	20.0%	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance will be evaluated by the Compensation Committee).  Participants were eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who was eligible to receive a discretionary award up to 40%. (5)

					Varies by NEO	Varies by NEO	15.0%-30.0%
Departmental Goals, if applicable	Store Operations	-	40.0%

Includes 10% for DXL store productivity spread; 10% for universe comparable %, 10% for capture rates and 10% for customer counts.  Except for customer counts, the Company does not publicly disclose many of these statistics.

					Not publicly disclosed: Capture rate Store productivity Universe comp Customer counts: 1,655,000	Customer counts: 1,541,113	Capture rate: 7.0% No other metrics achieved
(1)

As permitted under the AIP and approved by the Compensation Committee, fiscal 2019 actual results were adjusted to exclude certain revenues, expenses and cash flows, which were not considered in the establishment of the Company’s 2019 targets, including its wholesale business, exit costs associated with London operations, CEO transition costs and any impairment of assets.

(2)	As discussed above, the payouts earned for the achievement of the Corporate metrics and the departmental goals were reduced by 50% to reflect the mid-year adjustment in the 2019 AIP.
(3)

The sales target for fiscal 2019 was lower than the actual sales of $470.9 million for fiscal 2018 because it reflected our intention to exit all of the Rochester Clothing stores during fiscal 2019 and also reflected the decrease, and trend, in sales experienced in the first half of fiscal 2019.

(4)

The Adjusted EBITDA target for fiscal 2019 was lower than the actual Adjusted EBITDA target for fiscal 2018 because it reflected: the decrease in Adjusted EBITDA that was experienced in the first half of fiscal 2019; a decrease related to the annual gain previously recognized from the sale-leaseback that was eliminated due to the adoption of ASC 842, Leases and additional expenses approved by the Board in August 2019 related to the change in strategy.
(5)

Personal goals are part of the Company’s annual performance review.  At the start of the fiscal year, each associate, including each of our Named Executive Officers, develops his/her “SMART” goals, each containing a quantifiable measure, which are approved by the CEO. The discretionary component of the 2019 AIP was awarded based on the achievement of these goals.  The personal goals for Messrs. Molloy, Chane and Gaeta consisted of a combination of quantifiable goals specific to their respective corporate function.  The personal goals for our CFO were quantifiable and were primarily tied to managing and reducing selling, general and administrative expenses and managing EBITDA performance.  Our CEO’s personal goals were primarily tied to the overall financial performance of the Company, realigning the management team and infrastructure to achieve identified initiatives.

As a result of achieving certain performance targets for fiscal 2019, as shown above, in March 2020 the Compensation Committee approved, subject to the completion of the audited financial statements, cash bonus payouts to our NEOs as follows:

Named Executive Officer	Payout at Target	Total Payout %	Payout $
Harvey S. Kanter (1)	$621,923	70%	$435,346
Peter H. Stratton, Jr.	$217,250	50%	$108,625
Robert S. Molloy	$150,000	50%	$75,000
Francis C. Chane	$115,346	55%	$63,440
Anthony J. Gaeta	$116,692	37%	$43,176
(1)	Mr. Kanter participated in the 2019 AIP on a pro-rated basis, with an effective date of participation date of April 1, 2019, when he was appointed President and CEO.

Pursuant to the transition agreement with Mr. Levin, he was entitled to participate in the 2019 AIP at 100% of his annual salary based on the actual achievement of the Corporate goals. Upon Messrs. Reaves and Davey’s respective terminations of employment, pursuant to the AIP, each received as part of their severance a pro-rated payout of the 2019 AIP based on their earnings and the Company’s then-current estimate of the achievement of the respective performance targets as of their termination date.  According Messrs. Levin, Reaves and Davey received the following cash payouts under the terms of the 2019 AIP:

Named Executive Officer	Payout $
David A. Levin	$243,360
Brian S. Reaves (1)	$38,214
James S. Davey (2)	$10,374
(1)	Mr. Reaves received a pro-rated cash payout of his 2019 AIP based on his actual earnings through the date of his termination and the then estimated achievement of achieving the Corporate goals.
(2)

Mr. Davey’s termination occurred prior to the approval of the adjusted AIP targets in August 2019, and therefore, his pro-rated cash payout was based on his actual earnings through the date of his termination and the then-estimated achievement of achieving the original Corporate and departmental goals.

•	Long-term incentive plans

The Company’s long-term incentive plans are designed to ensure that the interests of our executives are aligned with those of our stockholders to create sustainable shareholder value and to promote executive retention.

In 2018, the Compensation Committee approved the Second Amended and Restated Long-Term Incentive Plan, as further amended in October 2018, which among other things, extended the performance period to three years, beginning with grants in fiscal 2018. Due to the change in the LTIP from two to three years, there was no opportunity to earn performance awards during fiscal 2019.  The following is a summary of the two LTIPs in effect during fiscal 2019:

Summary of LTIPs:	2018-2020		2019-2021

Effective date	October 24, 2018		August 7, 2019
Performance period	3yrs		3yrs
End of Performance Period	January 30, 2021		January 29, 2022
Target cash value	Annual Salary * Participation Rate		Annual Salary * Participation Rate
	Time-Based	Performance-Based	Time-Based	Performance-Based
Allocation of Target Cash Value	50%	50%	50%	50%
Award type	at effective date: 100% RSUs	RSUs, when earned	at effective date: 50% RSUs 50% Cash	RSUs, Cash or a combination thereof, when earned
Vesting period	25% October 24, 2019 25% April 1, 2020 25% April 1, 2021 25% April 1, 2022	any award earned subject to additional vesting through August 31, 2021	25% August 7, 2020 25% April 1, 2021 25% April 1, 2022 25% April 1, 2023	any award earned subject to additional vesting through August 31, 2022

Performance Targets:	Target:	Min/Max Payout:	Target:	Min/Max Payout:
Target 1	3-yr. average Adjusted EBITDA margin (75% weight) (1)	100% payout at target, with 50% payout at 85.7% of target and 150% payout at 114.3% of target	3-yr. average Adjusted EBITDA margin (50% weight) (1)	100% payout at target, with 50% payout at 94.6% of target and 150% payout at 107.1% of target
Target 2	3-yr. relative total shareholder return as compared to 2018 disclosed proxy peers (25% weight) (2)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% (1st quartile). No payout in the 4th quartile.	3-yr. stacked retail comp (50% weight)	100% payout at target, with 50% payout at 74.4% of target and 150% payout at 138.5% of target

(1)

EBITDA will be adjusted to exclude certain revenues, expenses and cash flows, which were not considered in the establishment of the Company’s targets, including its wholesale business (“Adjusted EBITDA”).  Adjusted EBITDA margin will then be calculated by taking the Adjusted EBITDA for the three-year performance period and dividing by the Company’s total sales over the three-year performance period.  While Adjusted EBITDA is also a metric used in our AIP, we believe that Adjusted EBITDA is the best measure of both our annual and long-term results.

(2)

For the Company and each of its 2018 disclosed proxy peers, the three-year relative total shareholder return will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at February 2, 2018 and January 29, 2021, adjusted for any dividends received.

At the time of establishing the performance targets, the Compensation Committee believed that the above metrics reflected the Company’s primary objective of returning to profitability and driving shareholder return.  We will disclose our targets under the LTIPs once the respective performance periods have ended.  In light of the COVID-19 pandemic, the ability to achieve the performance metrics under both of these LTIPs has been significantly impacted. If appropriate, the Compensation Committee may determine in the future to modify or amend the targets to take into consideration the business interruption caused by COVID-19.  However, no changes are currently anticipated until the Company can better quantify the impact of COVID-19 on the Company’s business as well as the U.S. economy.

The following table illustrates the components of the LTIPs with the respective vesting dates, illustrating that the time-based portion of the LTIP acts as a retention tool:

			Vesting of Awards by Fiscal Year:
		% of
Approval date	Performance Period	total award	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023
10/24/2018	2018-2020 LTIP
	Time-Based Awards, vests April 1*, subject to forfeiture	50%	25%	25%	25%	25%	—
	Performance-Based Awards- vests August 31, if achieved	50%	—	—	100%	—	—

8/7/2019	2019-2021 LTIP
	Time-Based Awards, vests April 1*, subject to forfeiture	50%	—	25%	25%	25%	25%
	Performance-Based Awards- vests August 31, if achieved	50%	—	—	—	100%	—
(1)	The first tranche of time-based awards vest on the later of April 1 following the end of the first year of the performance period or one year from the date of grant, whichever is later.

•	Discretionary Cash and Equity Awards

In particular circumstances, we may utilize cash signing bonuses and equity-based awards when certain employees join the Company.

In connection with his hiring, Mr. Kanter was awarded two sign-on awards: (1) a grant of 720,000 PSUs, with a grant-date fair value of $1.0 million, and (2) a grant of 240,000 RSUs, with a grant-date fair value of $0.6 million.  The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day VWAP is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00.  All PSUs will expire on April 1, 2023 if no performance metric is achieved.  The RSUs are time-based awards that vest ratably over four years, with the first tranche vesting on April 1, 2020.

With the exception of the grant of equity awards to Mr. Kanter in connection with his hiring and a $10,000 bonus to Mr. Gaeta related to the successful roll-out of our “Save the Sale” initiative, there were no discretionary cash or equity awards granted to our Named Executive Officers in fiscal 2019.

•	Other Compensation

In addition to our life insurance programs available to all of our employees, we paid the insurance premium for an additional $2.0 million life insurance policy for Mr. Levin to the benefit of his designated beneficiaries.  That policy was surrendered on January 15, 2020.

We offer our senior executives, including our Named Executive Officers, supplemental disability insurance and long-term care and pay a portion of the premiums, which we do not do for our other employees.

Our Named Executive Officers also receive benefits under certain group health, long-term disability and life insurance plans, which are generally available to all of our eligible employees.

After six months of service with us, all of our employees, including our Named Executive Officers, are eligible to participate in our 401(k) Plan, and after one year of employment are eligible for a Company match.  In May 2018, in connection with our cost reduction initiatives, employer contributions to the 401(k) Plan were suspended, effective July 1, 2018 until December 31, 2019.  As a result, there were no employer contributions to the 401(k) in fiscal 2019.

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

The Tax Cut and Jobs Act of 2017 (“Tax Act”), among other things, repealed the performance-based compensation exemption under Section 162(m) of the Internal Revenue Code of 1986, as amended.  In addition, the Tax Act expanded the group of officers whose compensation is subject to the Section 162(m) deduction limitations. Accordingly, the $1.0 million deduction limitation now applies to (i) anyone serving as the Company’s Chief Executive Officer or Chief Financial Officer at any time during the taxable year, (ii) the top three other highest compensated executive officers of the Company serving at the end of the taxable year and (iii) any individual who had been a covered employee for any taxable year of the Company that started after December 31, 2016.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee
Willem Mesdag, Chairman
Lionel F. Conacher
Mitchell S. Presser
Ward K. Mooney

Summary Compensation Table.  The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our Named Executive Officers for fiscal 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Harvey S. Kanter	2019	$671,923	—	$1,941,974	—	$435,346	$114,824	$3,164,067
President and Chief Executive Officer

David A. Levin	2019	$739,440	—	—	—	$243,360	$594,043	$1,576,843
Former President and Chief Executive	2018	$811,200	—	$506,998	—	$867,173	$258,418	$2,443,789
Officer and former Acting CEO	2017	$826,800	—	$515,923	—	$285,246	$37,351	$1,665,320

Peter H. Stratton, Jr.	2019	$395,000	—	$69,123	—	$108,625	$15,497	$588,245
Executive Vice President, Chief	2018	$395,000	—	$169,307	—	$232,240	$25,122	$821,669
Financial Officer and Treasurer	2017	$384,038	—	$158,496	—	$52,997	$24,722	$620,253

Robert S. Molloy	2019	$375,000	—	$65,625	—	$75,000	$17,620	$533,245
Chief Administrative Officer,	2018	$366,346	—	$161,434	—	$156,650	$26,639	$711,069
General Counsel and Secretary	2017	$351,635	—	$152,642	—	$48,526	$26,893	$579,696

Francis C. Chane	2019	$288,365	—	$50,749		$63,440	$16,869	$419,423
Senior Vice President, Supply Chain
and Customer Fulfillment

Anthony J. Gaeta	2019	$291,730	$10,000	$51,625		$43,176	$11,874	$408,405
Senior Vice President,
Store Sales and Operations

Brian S. Reaves	2019	$375,000		$87,499		—	$301,605	$764,104
Former Executive Vice President and	2018	$432,692	—	$201,248	—	$254,401	$100,648	$988,989
Chief Operating Officer	2017	$325,000	—	$133,560	—	$44,850	$26,702	$530,112

James S. Davey	2019	$233,654		—		$—	$282,029	$515,683
Former Executive Vice President and	2018	$403,269	—	$328,147	$150,000	$190,303	$11,888	$1,083,607
Chief Marketing Officer

(1)

The amounts reflect the fair value, as of grant date, of awards computed in accordance with FASB ASC Topic 718, and not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year.  The fair value of performance-based awards, based on a market condition, was determined as of the date of grant using a Monte-Carlo valuation model and the fair value of stock option awards were estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all awards is included in Note A and Note I to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

(2)	See table “Stock Awards” below for a breakdown of 2019 amounts reflected in this column.

The fair value associated with the performance-based component of the equity awards under the 2019-2021 LTIP was determined based on the probable outcome of the performance conditions as of the service-inception date.  Because the achievement of the performance targets under the 2019-2021 LTIP was not deemed probable as of the service-inception date, no value was attributed to the performance-based portion of these awards.  Mr. Levin was not eligible to participate in the 2019-2021 LTIP and Mr. Davey was not employed by the Company when the plan was approved. The following reflects the fair values of the performance-based equity portion of the 2019-2021 LTIP assuming the highest level of performance conditions will be achieved for each of the Named Executive Officers:

Harvey S. Kanter	$468,563
David A. Levin	$—
Peter H. Stratton, Jr.	$103,688
Robert S. Molloy	$98,438
Francis C. Chane	$76,125
Anthony J. Gaeta	$77,438
Brian S. Reaves	$131,250
James S. Davey	$—

The amount shown in the Option Award column for fiscal 2018 represents the fair value, as of grant date, of a sign-on award of stock options to Mr. Davey, which were forfeited in connection with his termination of employment.

(3)	Represents cash awards earned under the Company’s AIPs for each respective year.

(4)	See table “All Other Compensation” below for a breakdown of 2019 amounts reflected in this column

The following table provides a breakdown of the amounts in 2019 in the “Stock Awards” column of the Summary Compensation Table above:

Name	2019-2021 LTIP (1)	Sign-on Performance-Based Award (2)	Sign-on Time-Based Award (3)	Total Stock Awards
Harvey S. Kanter	$312,374	$1,029,600	$600,000	$1,941,974
David A. Levin	$—	$—	$—	$—
Peter H. Stratton, Jr.	$69,123	$—	$—	$69,123
Robert S. Molloy	$65,625	$—	$—	$65,625
Francis C. Chane	$50,749	$—	$—	$50,749
Anthony J. Gaeta	$51,625	$—	$—	$51,625
Brian S. Reaves	$87,499	$—	$—	$87,499
James S. Davey	$—	$—	$—	$—
(1)

Represents the grant of time-based RSUs issued under the 2019-2021 LTIP, which will vest in four tranches with the first 25% vesting on August 7, 2020 and the remaining tranches vesting on April 1, 2021, April 1, 2022 and April 1, 2023.  The award to Mr. Reaves was forfeited in connection with his termination of employment.

(2)

Represents the grant-date fair value of the sign-on grant of PSUs to Mr. Kanter. The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00.  All PSUs will expire on April 1, 2023 if no performance metric is achieved.

(3)	Represents the sign-on grant of time-based RSUs that vest ratably over four years with the first one-fourth having vested on April 1, 2020.

The following table provides a breakdown of the amounts for 2019 in the “All Other Compensation” of the Summary Compensation Table above:

Name	Auto Allowance	Severance and accrued benefits (1)	Life Insurance Premiums	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Consulting Fees (2)	Relocation and Commuting Costs	Total Other Compensation
Harvey S. Kanter	$8,462	$—	$—	$2,188	$4,174	$-	$100,000	$114,824
David A. Levin	$9,039	$—	$1,354	$5,531	$5,811	$572,308	$—	$594,043
Peter H. Stratton, Jr.	$8,400	$—	$—	$4,034	$3,063	$—	$—	$15,497
Robert S. Molloy	$8,400	$—	$—	$4,821	$4,399	$—	$—	$17,620
Francis C. Chane	$8,400	$—	$—	$4,361	$4,108	$—	$—	$16,869
Anthony J. Gaeta	$8,400	$—	$—		$3,474	$—	$—	$11,874
Brian S. Reaves	$5,654	$289,156	$—	$3,536	$3,259	$—	$—	$301,605
James S. Davey	$3,715	$269,467	$—	$6,725	$2,122	$—	$—	$282,029
(1)

Mr. Reaves’ employment was terminated on October 4, 2019.  Severance included (i) a cash payment of $250,000 to be paid bi-weekly over 6 months, (ii) $942 of accrued vacation and (iii) a cash payment of $38,214 for his pro-rated participation in the Company’s annual incentive plan.  Severance excluded the value of $81,827 for 51,789 RSUs which vested on a pro-rated basis pursuant to the Company’s long-term incentive plans.

Mr. Davey’s employment was terminated on July 11, 2019.  Severance included (i) a cash payment of $243,750 to be paid bi-weekly over 6.5 months, (ii) 15,343 of accrued vacation and (iii) a cash payment of $10,374 for his pro-rated participation in the Company’s annual incentive plan.  Severance excluded the value of $88,366 for 47,003 RSUs which vested on a pro-rated basis pursuant to the Company’s long-term incentive plans.

(2)

Because a successor CEO had not been hired as of December 31, 2018, Mr. Levin and the Company entered into a letter agreement, whereby Mr. Levin served as Acting CEO from the period of January 1, 2019 through April 1, 2019.

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

The total annual compensation for our CEO, Mr. Kanter, for fiscal 2019, as shown in the “Summary Compensation Table”, was $3,164,067.  This amount included the grant of one-time signing awards, with a grant-date fair value of $1,629,600 in connection with his hiring. The total annual compensation for our median employee was $21,996, calculated using the same methodology as used in the “Summary Compensation Table”.  Based on this information, for fiscal 2019 the ratio of the annual total compensation of Mr. Kanter, our CEO, to the median of the annual total compensation of all employees was 144 to 1.

Under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure.  As there were no changes in our employee population or to the median-paid employee’s compensation arrangements in fiscal 2019 that would significantly affect the pay ratio disclosure, the employee representing the median-paid employee is the same employee selected for our 2017 disclosure.  To identify the median employee in 2017, we evaluated all employees, other than our CEO, employed by the Company as of December 31, 2017 and utilized the following methodology:

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

•

We excluded employees located outside of the U.S. under the de minimis exception to the pay ratio rule, which permits exclusion if a company’s non-U.S. employees account for 5% or less of total employees.  The jurisdictions and approximate number of employees excluded were Canada (16), United Kingdom (14) and Hong Kong (3).

Employment Agreements

Harvey S. Kanter, President, Chief Executive Officer and Director

On February 19, 2019, we entered into an employment agreement with Mr. Kanter (the “Employment Agreement”).  Pursuant to the terms of the Employment Agreement, Mr. Kanter was appointed President, Chief Executive Officer and a director of the Company effective April 1, 2019.  From February 19, 2019 to March 31, 2019, Mr. Kanter served as an Advisor to the Acting CEO.  The initial term of the Employment Agreement is three years, ending March 31, 2022 (“Initial Term”), and will automatically renew, upon the same terms and conditions, for successive periods of one year, unless either party terminates in accordance with the terms of the employment agreement.  The Employment Agreement provided that Mr. Kanter would receive compensation of $50,000 for the period of February 19, 2019 through March 31, 2019 for his services as an Advisor to the Acting CEO and would receive an annual base salary of $735,000 as President and Chief Executive Officer, effective April 1, 2019, with an annual automobile allowance of $10,000.

Mr. Kanter is eligible to participate in our annual incentive plan at a target rate of 100% of his earned salary, up to a maximum payout of up to 200% of target. Mr. Kanter is also eligible to participate in our long-term incentive plans at a target bonus equal to 170% of his base salary in effect on the effective date of participation.  Pursuant to the terms of the LTIP, 50% of any award will be time-based compensation and 50% will be performance-based compensation.  Maximum payout of performance-based compensation is 150% of target.  Mr. Kanter waived his right to participate in the 2018-2020 LTIP.

In connection with his hiring, Mr. Kanter received a housing allowance of $100,000 in April 2019, $50,000 in April 2020 and will receive $50,000 on April 1, 2021.  Mr. Kanter also received a one-time grant of 720,000 PSUs on February 19, 2020, which will be settled in shares of the Company’s common stock upon vesting. The PSUs vest in three equal installments, if any, when the Company’s 90-day volume-weighted average closing price of its stock reaches $4.00, $6.00 and $8.00.  Any performance shares that are unvested at April 1, 2023 will be forfeited. Mr. Kanter also received a one-time grant of 240,000 RSUs, which vest in four equal annual installments beginning April 1, 2020.

If Mr. Kanter terminates his employment for Good Reason or the Company terminates his employment without Justifiable Cause:

(i)

During the Initial Term, Mr. Kanter will be eligible to receive, subject to certain requirements described in the Employment Agreement, a severance payment equal to (x) the Base Salary he would have been paid through the end of the Initial Term plus (y) bonuses under the Company’s Annual Incentive Plan for the remaining partial and complete fiscal years in the Initial Term as if Mr. Kanter had remained employed through the end of the Initial Term.  Bonuses will be calculated assuming target and any partial year will be prorated.  The severance payment will be paid in 24 monthly installments; and

(ii)

During any one-year period that commences after the end of the Initial Term, Mr. Kanter will be eligible to receive a payment equal to (x) his then current Base Salary plus (y) the then value of his target bonus under the Annual Incentive Plan, payable in 24 monthly installments, and,

(iii)

If the Company timely elects not to renew the Employment Agreement after the Initial Term, Mr. Kanter will be eligible to receive a payment equal to (i) three months of his then current Base Salary plus (ii) the then value of 25% of his target bonus under the Annual Incentive Plan, payable in 24 monthly installments.

If Mr. Kanter’s employment is terminated by him for Good Reason or by the Company without Justifiable Cause during the one-year period following a Change in Control, then Mr. Kanter will be eligible to receive, subject to certain requirements described in the Employment Agreement, a payment equal to (i) two times his then current Base Salary plus (ii) the then value of two times his target bonus under the Annual Incentive Plan, generally payable in a lump sum within 60 days of the termination of his employment following a Change in Control.

Senior Executives

We also have employment agreements with each of our Senior Executives (the “Sr. Exec. Employment Agreements”). The term of each employment agreement begins on the respective effective date and continues until terminated by either party. Our Senior Executives are eligible to participate in our AIP.  For fiscal 2019, Messrs. Stratton, Reaves and Davey participated at a target rate of 55% and Messrs. Molloy, Chane and Gaeta participated at a target rate of 40%.  Senior Executives are also eligible to participate in our LTIPs at 70% of their respective average base salaries, as defined in the plan, depending on our performance (based on long-term performance goals). Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

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

Payouts to Former Executive Officers

David A. Levin, Former Acting CEO

The Company entered into a Transition Agreement with Mr. Levin in March 2018 (as amended, the “Transition Agreement”).  The Transition Agreement modified and supplemented certain terms of Mr. Levin’s Employment Agreement, which was last revised and restated as of November 5, 2009. Pursuant to the Transition Agreement, Mr. Levin’s employment agreement ended December 31,

2019. Under the terms of the Transition Agreement, Mr. Levin continued to serve as President, Chief Executive Officer and a director of the Company until January 1, 2019.  As of that date, Mr. Levin resigned as President and Chief Executive Officer and as a director of the Company, but pursuant to the terms of the Transition Agreement, Mr. Levin remained employed by the Company to perform reasonable transition duties or other consulting activities or projects, through December 31, 2019. Accordingly, during for fiscal 2019, Mr. Levin was paid, on a pro-rata basis, his base salary of $811,200 and his annual automobile allowance of $10,000 through December 31, 2019. Mr. Levin was also eligible to participate in the 2019 AIP at a target rate of 100% of his $811,200 base salary.

Because no successor CEO had been hired prior to December 31, 2018, pursuant to a letter agreement between the Company and Mr. Levin. Mr. Levin was compensated for serving as Acting CEO from January 1, 2019 until he resigned on April 1, 2019, at which point, Mr. Kanter assumed the position of President, Chief Executive Officer and a director of the Company.

Mr. Levin will be entitled to receive the cash value of any performance award earned under the 2018-2020 LTIP, based on actual performance results, if and when such targets are achieved. At target, Mr. Levin would be entitled to receive $811,200.

Brian S. Reaves, Former Chief Operating Officer and James S. Davey, Former Chief Marketing Officer

Pursuant to the terms of the employment agreements with Messrs. Reaves and Davey, each were entitled to receive 6 months of base salary and accrued vacation.  Under the 2019 AIP plan, each received a pro-rated cash payout based on the then-estimated achievement of the Company’s Corporate and, if applicable, department goals.  Messrs. Reaves and Davey also received a pro-rated vesting of time-based awards under the 2017-2018 LTIP and the 2018-2020 LTIP. The amounts paid to Messrs. Reaves and Davey in connection with their terminations are detailed above in the footnotes to the “All Other Compensation” table.

Additionally, Messrs. Reaves and Davey will be entitled to receive, on a pro-rated basis, the cash value of any performance award earned under the 2018-2020 LTIP, if and when such performance targets are achieved.  At target, Messrs. Reaves and Davey would be entitled to receive $97,436 and $69,951, respectively.

Estimated Potential Payments to Named Executive Officers

The following table shows the payments that would be made to our current Named Executive Officers assuming a “termination without cause” or a “resignation for good reason” (each a “Qualifying Termination”) or a Qualifying Termination following a Change in Control, as described in the employment agreements, as of February 1, 2020.  Messrs. Levin, Reaves and Davey are not included in the below table, as their employment with the Company was terminated during fiscal 2019 and are discussed above.

			Long-Term Incentive Plan
Name	Continued Base Salary (1)	Annual Incentive Plan (2)	Time-Based Awards (3)	Performance-Based Compensation (4)	Total Potential Payments
Harvey S. Kanter
Qualifying Termination	$3,185,000	$435,346	$112,946	$175,639	$3,908,931
Qualifying Termination due to change in control	$2,205,000	$435,346	$112,946	$175,639	$2,928,931
Peter H. Stratton, Jr.
Qualifying Termination	$197,500	$108,625	$65,429	$138,250	$509,804
Qualifying Termination due to change in control	$395,000	$108,625	$65,429	$138,250	$707,304
Robert S. Molloy
Qualifying Termination	$187,500	$75,000	$69,552	$131,250	$463,302
Qualifying Termination due to change in control	$375,000	$75,000	$69,552	$131,250	$650,802
Francis C. Chane
Qualifying Termination	$145,000	$63,440	$51,768	$100,333	$360,541
Qualifying Termination due to change in control	$290,000	$63,440	$51,768	$100,333	$505,541
Anthony J. Gaeta
Qualifying Termination	$147,500	$43,176	$54,115	$100,917	$345,708
Qualifying Termination due to change in control	$295,000	$43,176	$54,115	$100,917	$493,208
(1)

Because Mr. Kanter is in the Initial Term of his Employment Agreement, for a Qualifying Termination, Mr. Kanter is entitled to receive, as continued base salary, the sum of the remaining base salary and annual incentive payout, assuming target, that he would have received during the Initial Term of his employment.  For the other Named Executive Officers, continued base salary for Qualifying Termination assumes six months of salary, which includes one month for notice. Continued base salary for Qualifying Termination due to change in control is the sum of two times base salary plus the then-amount of the annual incentive payout at target for Mr. Kanter and one-year base salary for the other Named Executive Officers.

(2)	The amounts represent the actual incentive earned for 2019 AIP.
(3)

Time-based awards under our LTIPs represent time-based RSUs under our 2017-2018 LTIP, 2018-2020 LTIP and 2019-2021 LTIP.  Because the respective performance period for the 2017-2018 LTIP is complete, all outstanding awards become fully vested under both a Qualifying Termination and Qualifying Termination due to a change in control.  Because the 2018-2020 LTIP will have completed its second year of its performance period and the 2019-2021 LTIP will have completed its first year of its performance period, each participant would vest in shares based on a pro-rata vesting percentage, which is calculated based on the number of effective days of participation over the total number of days in the performance period.  Mr. Kanter would also be entitled to receive a pro-rata vesting of his 240,000 RSUs which were granted to him in connection with his hiring.

(4)

Because the performance periods for the 2018-2020 LTIP and the 2019-2021 LTIP were not complete as of February 1, 2020, for a Qualifying Termination, each participant would be entitled to receive a pro-rated vesting percentage, at the end of the performance period for each of the respective LTIPs based on the actual performance level achieved. The above table assumes actual performance level achieved is target. For a Qualifying Termination due to a change in control, each participant would be entitled to receive a pro-rated vesting percentage, at the date of the change in control at target.  Mr. Kanter’s PSUs would forfeit unexercised unless if, during the following thirty-days after his termination, a performance target is achieved he would be entitled to any unvested PSUs that would have vested if he had not been terminated.

(5)	All outstanding time-based awards were valued using the closing stock price of our stock on January 31, 2020 of $1.11 per share.

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

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2019.

		Service	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Inception	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
	Date	Date	($)	($)	($)	($) (1)	($) (1)	($) (1)	(#)	(#)	($ / Sh)	($)

Harvey S. Kanter
-Sign-on time-based award (2)	2/19/2019		—	—	—	—	—	—	240,000	—	—	$600,000
-Sign-on performance-based award (2)	2/19/2019		—	—	—	—	—	—	720,000	—	—	1,029,600
-2019 AIP (3)		5/1/2019	$124,385	$621,923	$1,243,846	—	—	—	—	—	—	—
-2019-2021 LTIP, Time-Based (4)	8/7/2019	2/3/2019	-	312,375	-	—	—	—	182,675	—	—	312,374
-2019-2021 LTIP, Performance-Based (4)	8/7/2019	2/3/2019	78,094	312,375	468,563	$78,094	$312,375	$468,563	—	—	—	—
David A. Levin
-2019 AIP (3)		5/1/2019	$162,240	$811,200	$1,216,800	—	—	—	—	—	—	—
Peter H. Stratton, Jr.
-2019 AIP (3)		5/1/2019	$43,450	$217,250	$325,875	—	—	—	—	—	—	—
-2019-2021 LTIP, Time-Based (4)	8/7/2019	2/3/2019	—	69,125	—	—	—	—	40,423	—	—	$69,123
-2019-2021 LTIP, Performance-Based (4)	8/7/2019	2/3/2019	17,281	69,125	103,688	$17,281	$69,125	$103,688	—	—	—	—
Robert S. Molloy
-2019 AIP (3)		5/1/2019	$30,000	$150,000	$225,000	—	—	—	—	—	—	—
-2019-2021 LTIP, Time-Based (4)	8/7/2019	2/3/2019	—	65,625	—	—	—	—	38,377	—	—	$65,625
-2019-2021 LTIP, Performance-Based (4)	8/7/2019	2/3/2019	16,406	65,625	98,438	$16,406	$65,625	$98,438	—	—	—	—
Francis C. Chane
-2019 AIP (3)		5/1/2019	$23,069	$115,346	$173,019	—	—	—	—	—	—	—
-2019-2021 LTIP, Time-Based (4)	8/7/2019	2/3/2019	—	50,750	—	—	—	—	29,678	—	—	$50,749
-2019-2021 LTIP, Performance-Based (4)	8/7/2019	2/3/2019	12,688	50,750	76,125	$12,688	$50,750	$76,125	—	—	—	—
Anthony J. Gaeta
-2019 AIP (3)		5/1/2019	$23,338	$116,692	$175,038	—	—	—	—	—	—	—
-2019-2021 LTIP, Time-Based (4)	8/7/2019	2/3/2019	—	51,625	—	—	—	—	30,190	—	—	$51,625
-2019-2021 LTIP, Performance-Based (4)	8/7/2019	2/3/2019	12,906	51,625	77,438	$12,906	$51,625	$77,438	—	—	—	—
Brian S. Reaves
-2019 AIP (3)		5/1/2019	$55,000	$275,000	$412,500	—	—	—	—	—	—	—
-2019-2021 LTIP, Time-Based (4)	8/7/2019	2/3/2019	—	87,500	—	—	—	—	51,169	—	—	$87,499
-2019-2021 LTIP, Performance-Based (4)	8/7/2019	2/3/2019	21,875	87,500	131,250	$21,875	$87,500	$131,250	—	—	—	—
James S. Davey
-2019 AIP (3)		5/1/2019	$36,000	$247,500	$371,250	—	—	—	—	—	—	—
(1)

Performance-based awards under the LTIP plans are denominated in dollars at the service inception date.  The actual grant date of equity awards will occur only if the performance targets are achieved. See footnote 4 below for additional information on the 2019-2021 LTIP.

(2)

In connection with Mr. Kanter’s hiring, he received 240,000 RSUs that will vest ratably over four years, with the first one-fourth vesting on April 1, 2020.  He also received 720,000 PSUs. The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day VWAP is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00.  All PSUs will expire on April 1, 2023 if no performance metric is achieved.

(3)

The threshold payout for each executive assumes the achievement of only the individual personal goals, target payout assumes 100%, and the maximum payout assumes 150% of the payout targets under the 2019 AIP, with the exception of the maximum payout for Mr. Kanter which is 200%.  See “Compensation Components and Fiscal 2019 Compensation Decisions - Performance-based Annual Incentive Plan – 2019 AIP” for more information on the targets set under the 2019 AIP. The respective actual cash payment made to each of the Named Executive Officers under the 2019 AIP is included in the “Summary Compensation Table” for fiscal 2019.

(4)

On August 7, 2019, the Compensation Committee approved the performance targets for the 2019-2021 LTIP. The performance-based awards represent 50% of the total potential payout under the 2019-2021 LTIP, of which 50% is payable in cash and 50% payable in equity.  The amounts in the above table represent the dollar value of any future grant of cash and equity assuming a potential payout at threshold, target and maximum for each executive estimated based on achieving 25% (the payout of achieving the threshold of one metric), 100% and 150%, respectively, of the payout targets set by the Compensation Committee. The actual grant of equity will occur only if the performance targets are achieved. The remaining 50% represents time-based awards, which were granted 50% cash and 50% in RSUs.  The above table reflects the cash award and the RSUs that were granted on August 7, 2019.  The cash award and the RSUs vest in four equal tranches, with the first tranche vesting on August 7, 2020 and the remaining tranches vesting on April 1, 2021, April 1, 2022 and April 1, 2023.  In connection with Mr. Reaves termination of employment, all awards granted under the 2019-2021 LTIP were forfeited. See “Compensation Components and Fiscal 2019 Compensation Decisions - Long-Term Incentive Program - 2019-2021 Performance Period” above for more information on the targets.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2019.

2019 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)(1)	(#)		($)(1)
Harvey S. Kanter	—	—	—			—		—	720,000	(2)	799,200
	—	—	—			240,000	(2)	$266,400	—		—
	—	—	—			182,675	(3)	$202,769	—		—

David A. Levin	195,942	—	—	$5.04	3/31/2020	—		—	—		—

Peter H. Stratton, Jr.	8,587	—	—	$4.19	3/16/2021	—		—	—		—
	33,816	—	—	$5.04	5/28/2023	—		—	—		—
	—	—	—			21,798	(4)	$24,196
	—	—	—			35,509	(5)	$39,415	—		—
	—	—	—			40,423	(3)	$44,870	—		—

Robert S. Molloy	20,606	—	—	$3.20	3/19/2020	—		—	—		—
	13,955	—	—	$4.19	3/16/2021	—		—	—		—
	54,951	—	—	$5.04	5/28/2023	—		—	—		—
	—	—	—			21,184	(4)	$23,514	—		—
	—	—	—			33,711	(5)	$37,419	—		—
	—	—	—			38,377	(3)	$42,598	—		—

Francis C. Chane	38,888	—	—	$5.04	5/28/2023	—		—	—		—
	—	—	—			15,043	(4)	$16,698	—		—
	—	—	—			25,620	(5)	$28,438	—		—
	—	—	—			29,678	(3)	$32,943	—		—

Anthony J. Gaeta	18,719	—	—	$5.04	5/28/2023	—		—	—		—
	—	—	—			16,778	(4)	$18,624	—		—
	—	—	—			25,620	(5)	$28,438	—		—
	—	—	—			30,190	(3)	$33,511	—		—

(1)	The value of shares was calculated using the closing price of our common stock of $1.11 on January 31, 2020.
(2)

These awards represent sign-on awards to Mr. Kanter and consists of a grant of 240,000 RSUs that will vest ratably over four years, beginning on April 1, 2020 and a grant of 720,000 PSUs that will vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day VWAP is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00.  All PSUs will expire on April 1, 2023 if no performance metric is achieved.

(3)

These awards represent the unvested portion of RSUs granted on August 7, 2019 in connection with our 2019-2021 LTIP.  These awards vest in four equal installments on August 7, 2020, April 1, 2021, April 1, 2022 and April 1, 2023.

(4)

These awards represent the unvested portion of RSUs granted on April 3, 2017 (and an incremental award on November 27, 2017 to Mr. Gaeta related to his promotion) in connection with our 2017-2018 LTIP. These awards vested on April 1, 2020.

(5)

These awards represent the unvested portion of RSUs granted on October 24, 2018 in connection with our 2018-2020 LTIP. These awards vest in three remaining tranches on April 1, 2020, April 1, 2021 and April 1, 2022.

Option Exercises and Stock Vested Table.  The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2019. No options were exercised by any Named Executive Officer in fiscal 2019.

2019 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of shares Vested (1) (#)	Value Realized on Vesting ($)(2)
Harvey S. Kanter	-	$-
David A. Levin	361,573	$601,756
Peter H. Stratton, Jr.	58,196	$120,788
Robert S. Molloy	56,003	$116,331
Francis C. Chane	40,572	$83,938
Anthony J. Gaeta	37,157	$76,348
Brian S. Reaves	91,011	$170,907
James S. Davey	72,307	$150,560

(1)	The stock awards that vested during fiscal 2019 include awards granted under the 2016-2017 LTIP, 2017-2018 LTIP and 2018-2020 LTIP.
(2)

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

401(k) Plan

The Company has one defined contribution plan, the Destination XL Group, Inc. 401(k) Savings Plan (the “401(k) Plan”). Employees who are 21 years of age or older are eligible to make deferrals after 6 months of employment and are eligible to receive a match from the Company after one year of employment and 1,000 hours.  Our Named Executive Officers are eligible to participate in the 401(k) Plan, and the amount of any Company match to our Named Executive Officers is set forth above in the “All Other Compensation” table. In May 2018, in connection with our cost reduction initiatives, employer contributions to the 401(k) Plan were suspended, effective July 1, 2018 until December 31, 2019. As a result, there were no employer contributions in fiscal 2019.

Key Man Insurance

We had a key man life insurance policy on the life of Mr. Levin in the amount of $2,000,000 until January 15, 2020.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board with respect to the compensation paid to our non-employee directors.  Pursuant to the Company’s Fourth Amended and Restated Compensation Plan (the “Non-Employee Director Compensation Plan”), non-employee directors are compensated as follows:

•	each independent director receives a quarterly retainer of $30,000;
•	the Chairman of the Board or Lead Director, as applicable, will receive a quarterly retainer of $5,000;
•	the Chairperson of the Audit Committee will receive a quarterly retainer of $2,500; and
•	the Chairperson of each other Board committee will receive a quarterly retainer of $1,250.

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director.  The substance of this plan is now encompassed within the Non-Employee Director Compensation Plan. There are 500,000 shares authorized for issuance under this plan for the sole purpose of satisfying elections to receive shares of common stock in lieu of cash for service as a director, of which 187,897 shares remain available for future issuances at February 1, 2020.  The Non-Employee Director Compensation Plan is a stand-alone plan and is not a sub-plan under our 2016 Incentive Compensation Plan (the “2016 Plan”).  Accordingly, shares issued under this plan do not reduce the shares available for issuance under the 2016 Plan.

Each non-employee director is required to receive 50% of his or her annual retainer in equity, in the form of stock options, stock or deferred shares.  Because the Non-Employee Director Compensation Plan is not a shareholder-approved plan and the acquisition of equity must be voluntary under Nasdaq rules, we cannot utilize shares under this plan to satisfy this mandated election.  Therefore, in fiscal 2019 any grants of equity to satisfy this required election were issued from the 2016 Plan.  Any voluntary election of shares, above this 50% retainer requirement, was issued from the Non-Employee Director Compensation Plan. Stock options and deferred shares were issued from the 2016 Plan.

We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company.  We believe that the total compensation that our non-employee directors receive is in line with our current peer group.

In connection with the COVID-19 pandemic, in March 2020, the non-employee directors agreed to suspend their compensation for the second quarter of fiscal 2020.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2019.  Harvey S. Kanter is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director.  Compensation earned by Mr. Kanter is included above in the “Summary Compensation Table.”

2019 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
John E. Kyees, Chairman	$72,500	$72,491	$—	$—	$144,991
Jack Boyle	$60,000	$59,997	$—	$—	$119,997
Lionel F. Conacher	$60,000	$59,997	$—	$—	$119,997
Seymour Holtzman, former Executive Chairman	$—	$—	$—	$200,000	$200,000
Willem Mesdag	$—	$124,992	$—	$—	$124,992
Ward K. Mooney	$65,000	$64,993	$—	$—	$129,993
Mitchell S. Presser	$—	$124,992	$—	$—	$124,992
Ivy Ross	$61,250	$59,997	$—	$—	$121,247

(1)

All non-employee directors are required to receive at least 50% of their annual retainer in the form of equity. For fiscal 2019, Mr. Presser elected to receive all compensation, including his retainer and chair fees, in unrestricted shares of our common stock and Mr. Mesdag elected to receive all compensation, including his retainer and chair fees, in deferred stock.  Mr. Kyees elected to receive his compensation, including his retainer, Chairman of the Board and chair fees, in a combination of 50% deferred stock and 50% cash. Messrs. Boyle, Conacher, Mooney, Ms. Ross and Mr. Walsh elected to receive 50% of their retainer in unrestricted shares of our common stock and 50% in cash.  With respect to chairperson fees, Ms. Ross elected cash and Mr. Mooney elected a combination of 50% cash and 50% unrestricted shares.  The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the consolidated closing price of our common stock on the grant date.  Payments are made at the beginning of each quarter, with the grant date being the first business day of each respective quarter.

(2)	Represents the portion of each director’s compensation that was paid in the form of equity.
(3)

There were no stock option grants to any of the directors in fiscal 2019.  Each director had the following number of stock options outstanding at February 1, 2020:  Mr. Kyees: 43,648; Mr. Boyle: 15,000; Mr. Conacher: 15,000; Mr. Mesdag: 15,000; Ms. Ross: 15,000.

(4)	Mr. Holtzman received compensation from us pursuant to the Employment and Chairman Compensation Agreement. See “Former Executive Chairman Compensation” below for additional information.

Former Executive Chairman Compensation

Since August 7, 2014, Mr. Holtzman has been compensated for his services pursuant to an Employment and Chairman Compensation Agreement (“Compensation Agreement”).  Pursuant to that agreement, Mr. Holtzman has served as both an employee of the Company, reporting to the Board, and as Executive Chairman, with the duties of the Chairman of the Board set forth in the Company’s Fourth Amended and Restated By-Laws.  The initial term of the agreement was for two years and was automatically extended for additional one-year terms.

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

If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at its discretion, has the right to grant Mr. Holtzman a bonus for his additional services.  No such bonus was granted during fiscal 2019.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee who served on the Compensation Committee during fiscal 2019 was at any time during fiscal 2019 or at any other time an officer or employee of our Company. During fiscal 2019, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 15, 2020.  We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Red Mountain Capital Partners, LLC Red Mountain Partners, L.P. RMCP GP LLC Red Mountain Capital Management, Inc. Willem Mesdag 10100 Santa Monica Boulevard, Suite 925 Los Angeles, California 90067	8,668,995	(2)	16.9%
J. Carlo Cannell 245 Meriwether Circle Alta, Wyoming 83414	5,413,680	(3)	10.6%
Seymour Holtzman 100 N Wilkes Barre Blvd. Wilkes Barre, PA 18702	4,792,018	(4)	9.4%
Prescott Group Capital Management, L.L.C. Prescott Group Aggressive Small Cap, L.P. Prescott Group Aggressive Small Cap II, L.P. Phil Frohlich 1924 South Utica, Suite 1120 Tulsa, Oklahoma 74104-6529	4,188,324	(5)	8.2%
Glenn J. Krevlin 600 Fifth Avenue, 11th Floor New York, New York 10020	4,104,751	(6)	8.0%
Signia Capital Management, LLC 111 N. Post Street, Suite 301 Spokane, Washington 99201	2,576,230	(7)	5.0%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 51,077,397 shares of our common stock outstanding as of May 15, 2020.

(2)

Beneficial ownership information for Red Mountain Partners, L.P. (“RMP”) and Red Mountain Capital Partners LLC (“RMCP LLC”) is based on a Form 4 dated January 17, 2020.  Of the shares reflected in the table, (i) 7,522,354 shares are held directly by RMP, (ii) 862,523 shares are held directly by RMCP LLC, (iii) 15,000 shares are receivable upon exercise of options held by Mr. Mesdag and (iv) 227,418 shares are receivable upon settlement of deferred stock upon Mr. Mesdag’s separation from the Board. RMCP GP LLC (“RMCP GP”) is the general partner of RMP.  RMCP LLC is the managing member of RMCP GP.  Red Mountain Capital Management, Inc. (“RMCM”) is the managing member of RMCP LLC.  Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of RMCM. Each of Mr. Mesdag, RMCM, RMCP LLC, and RMCP GP, by virtue of their direct or indirect control of RMP, may be deemed to beneficially own some or all of the securities reported as being held by RMP. Each of Mr. Mesdag and RMCM, by virtue of their direct or indirect control of RMCP LLC, may be deemed to beneficially own some or all of the securities reported as being held by RMCP LLC. Each of RMCP LLC, RMP and RMCP GP affirms membership in a group with each other but disclaims membership in a group with RMCM or Mr. Mesdag. Each of RMCM and Mr. Mesdag disclaims membership in a group with any person. The shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged. Pursuant to letter agreements between RMCP LLC and the Company, RMCP LLC agreed, without prior written consent from the Company, not to acquire, offer to acquire or agree to acquire, directly or indirectly, by purchase or otherwise (i) any additional common stock of the Company or direct or indirect rights to acquire common stock of the Company, such that RMCP LLC and its affiliates collectively would beneficially own, for purposes of Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder, after giving effect to such acquisition, in excess of 17.12% of the amount of the issued and outstanding common stock of the Company, and up to 20% but only to the extent such increase either results from compensation to Mr. Mesdag for services on the Board or a reduction in the number of shares of common stock issued and outstanding, or (ii) any assets of the Company or any subsidiary thereof or any successor to or person in control of the Company.

(3)

Based on Amendment No. 7 to Schedule 13D, dated January 29, 2020. J. Carlo Cannell, is the sole managing member of Cannell Capital LLC.  Cannell Capital LLC is the investment adviser to and general partner of Tonga Partners, L.P. (“Tonga”) and Tristan Partners, L.P. (“Tristan”), an investment adviser to Tristan Offshore Fund Ltd. (“Tristan Offshore”), and an investment sub-advisor for Cuttyhunk Master Portfolio (“Cuttyhunk,” and collectively with Tonga, Tristan and Tristan Offshore, the “Investment Vehicles”). Mr. Cannell is the sole managing member of Cannell Capital LLC. As such, Mr. Cannell possesses the sole power to vote and to direct the disposition of the shares held by the Investment Vehicles.

(4)

Based on a Form 4, dated January 17, 2020.  Of these shares, 339,594 shares are held by Jewelcor Management, Inc.  Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc.

(5)

Based on Amendment No. 3 to Schedule 13G, dated January 21, 2020.  Prescott Group Capital Management, L.L.C., Prescott Group Aggressive Small Cap, L.P., Prescott Group Aggressive Small Cap II L.P. and Mr. Phil Frohlich were the beneficial owners of an aggregate of 4,188,324 shares of common stock. Prescott Capital, as the general partner of the Small Cap Funds, the general partners of Prescott Master Fund, may direct the Small Cap Funds to direct the vote and disposition of the shares held by Prescott Master Fund. As the principal of Prescott Capital, Mr. Phil Frohlich may direct the vote and disposition of the shares held by Prescott Master Fund. Pursuant to a letter agreement between Prescott Group Capital Management, L.L.C. and the Company, Prescott Group Capital Management, L.L.C. agreed, without prior written consent from the Company, not to acquire, offer to acquire or agree to acquire, directly or indirectly, by purchase or otherwise (i) any additional common stock of the Company or direct or indirect rights to acquire common stock of the Company, such that Prescott collectively would beneficially own, for purposes of Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder, after giving effect to such acquisition, in excess of 15% of the amount of the issued and outstanding common stock of the Company or (ii) any assets of the Company or any subsidiary thereof or any successor to or person in control of the Company.

(6)	Based on Amendment No. 14 to Schedule 13G, dated April 22, 2019.
(7)

Based on Schedule 13G, dated January 9, 2020.  Signia Capital Management, LLC possesses sole voting power with respect to 1,954,803 of these shares and sole dispositive power with respect to 2,576,230 of these shares.

Security Ownership of Management

The following table sets forth certain information as of May 15, 2020, with respect to our directors, our Named Executive Officers (as defined above under “Executive Compensation”) and our directors and executive officers as a group.  Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
John E. Kyees	221,871	(2)	*
Chairman of the Board
Harvey S. Kanter	128,000		*
President and Chief Executive Officer and Director
David A. Levin	1,607,465		3.1%
Former President and Chief Executive Officer, former Director, former Acting CEO
Peter H. Stratton, Jr.	208,825	(3)	*
Executive Vice President, Chief Financial Officer and Treasurer
Robert S. Molloy	309,588	(4)	*
Chief Administrative Officer, General Counsel and Secretary
Francis C. Chane	201,032	(5)	*
Senior Vice President,
Anthony J. Gaeta	119,037	(6)	*
Senior Vice President,
Brian S. Reaves	278,959		*
Former Executive Vice President, Chief Operating Officer
James S. Davey	—		—
Former Executive Vice President and Chief Marketing Officer
Jack Boyle, Director	191,224	(7)	*
Lionel F. Conacher, Director	141,334	(8)	*
Seymour Holtzman, Director	4,792,018		9.4%
Willem Mesdag, Director	8,668,995	(9)	16.9%
Ward K. Mooney, Director	181,009		*
Mitchell S. Presser, Director	436,089		*
Ivy Ross, Director	132,149	(7)	*
Directors and executive officers as a group (16 persons)	15,931,025	(10)	30.8%

*	Less than 1%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 51,077,397 shares of our common stock outstanding as of May 15, 2020.

(2)	Includes 43,648 shares subject to stock options exercisable within 60 days and 107,655 shares of deferred stock.
(3)	Includes 42,403 shares subject to stock options exercisable within 60 days.
(4)	Includes 68,906 shares subject to stock options exercisable within 60 days.
(5)	Includes 38,888 shares subject to stock options exercisable within 60 days.
(6)	Includes 18,719 shares subject to stock options exercisable within 60 days.
(7)	Includes 15,000 shares subject to stock options exercisable within 60 days.
(8)	Includes 10,000 shares subject to stock options exercisable within 60 days.

(9)

Includes 15,000 shares subject to stock options exercisable within 60 days and 227,418 shares of deferred stock receivable upon Mr. Mesdag’s separation from the Board.  Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc.  With the exception of the stock options and deferred stock, all shares are held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC as reported above in footnote (2) to the Security Ownership of Certain Beneficial Owners table.  By virtue of his direct or indirect control of Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC, Mr. Mesdag is deemed to beneficially own all of the securities reported held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC.  With the exception of the stock options and deferred stock, these shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged.

(10)	Includes 291,456 shares subject to stock options exercisable within 60 days and 335,073 shares of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of February 1, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,095,087	$4.84	(2)	3,949,513
Equity compensation plans not approved by security holders (3)	96,153	—		187,897
Total	3,191,240	$4.84		4,137,410
(1)	Includes 754,833 outstanding stock options, 1,324,650 outstanding RSUs, 720,000 outstanding PSUs and 295,604 outstanding deferred stock awards.
(2)	The weighted-average exercise price is calculated solely based upon outstanding stock options and excludes RSUs, PSUs and deferred stock awards.
(3)

Pursuant to the Non-Employee Director Compensation Plan, we have 500,000 shares authorized for stock issuances in lieu of cash director fees, of which 187,897 shares were available at February 1, 2020.  On December 19, 2019, the Company granted 96,153 RSUs, which vested on April 1, 2020, as an inducement award.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Seymour Holtzman/Jewelcor Management, Inc. (JMI)

Seymour Holtzman currently serves as a member of the Board.  Mr. Holtzman served as the Company’s Executive Chairman of the Board from August 2014 through January 2019, and as it Chairman of the Board from April 2000 to August 2014.  Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”).

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

Director Independence

Our Board is currently comprised of nine members, a majority of whom are “independent” under the rules of Nasdaq.  The Board has determined that the following directors are independent: Messrs. Boyle, Kyees, Conacher, Mesdag, Mooney, Presser and Ms. Ross.

Item 14.  Principal Accountant Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended February 1, 2020.  KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firm for the fiscal years ended February 1, 2020 (“fiscal 2019”) and February 2, 2019 (“fiscal 2018”):

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$905,777	$948,727
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	1,780	1,780
Total Fees	$907,557	$950,507

(1)

Audit Fees related to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K for fiscal 2019 and fiscal 2018, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and for reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q. Audit Fees in fiscal 2019 and fiscal 2018 also included work performed in connection with the Company’s adoption of ASC 842 and fiscal 2019 includes services provided in connection with our registration statements on Form S-8.

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

All of the services provided in fiscal 2019 and fiscal 2018 under Audit Fees and All Other Fees were pre-approved by the Audit Committee.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

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
June 1, 2020

	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer
/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Executive Vice President, Chief Financial Officer and Treasurer