Form 10-Q
period 2020-05-02
DESTINATION XL GROUP, INC.
filed 2020-06-04
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

As of May 15, 2020, the registrant had 51,077,397 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 2, 2020	February 1, 2020
	(Fiscal 2020)	(Fiscal 2019)

ASSETS
Current assets:
Cash and cash equivalents	$26,147	$4,338
Accounts receivable	1,938	6,219
Inventories	108,325	102,420
Prepaid expenses and other current assets	4,963	10,883
Total current assets	141,373	123,860

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	69,645	78,279
Operating lease right-of-use assets	165,528	186,413
Intangible assets	1,150	1,150
Other assets	609	1,215
Total assets	$378,305	$390,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,861	$31,763
Accrued expenses and other current liabilities	15,925	18,123
Operating leases, current	41,780	41,176
Borrowings under credit facility	79,532	39,301
Total current liabilities	169,098	130,363

Long-term liabilities:
Long-term debt	14,827	14,813
Operating leases, non-current	171,775	182,051
Other long-term liabilities	5,099	5,267
Total long-term liabilities	191,701	202,131

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 63,833,270 and 63,297,598 shares issued at May 2, 2020 and February 1, 2020, respectively	638	633
Additional paid-in capital	313,529	312,933
Treasury stock at cost, 12,755,873 shares at May 2, 2020 and February 1, 2020	(92,658)	(92,658)
Accumulated deficit	(197,780)	(156,054)
Accumulated other comprehensive loss	(6,223)	(6,431)
Total stockholders' equity	17,506	58,423
Total liabilities and stockholders' equity	$378,305	$390,917

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 2, 2020	May 4, 2019
	(Fiscal 2020)	(Fiscal 2019)

Sales	$57,227	$112,973
Cost of goods sold including occupancy costs	44,013	63,560
Gross profit	13,214	49,413

Expenses:
Selling, general and administrative	32,112	44,611
CEO transition costs	—	702
Impairment of assets	16,335	—
Depreciation and amortization	5,732	6,338
Total expenses	54,179	51,651

Operating loss	(40,965)	(2,238)

Interest expense, net	(741)	(864)

Loss before provision (benefit) for income taxes	(41,706)	(3,102)
Provision (benefit) for income taxes	20	(21)

Net loss	$(41,726)	$(3,081)

Net loss per share - basic and diluted	$(0.82)	$(0.06)

Weighted-average number of common shares outstanding:
Basic	50,758	49,602
Diluted	50,758	49,602

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 2, 2020	May 4, 2019
	(Fiscal 2020)	(Fiscal 2019)
Net loss	$(41,726)	$(3,081)

Other comprehensive income before taxes:
Foreign currency translation	(34)	(24)
Pension plans	242	201
Other comprehensive income before taxes	208	177
Tax provision related to items of other comprehensive income	—	(51)
Other comprehensive income, net of tax	208	126
Comprehensive loss	$(41,518)	$(2,955)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 1, 2020	63,297	$633	$312,933	(12,755)	$(92,658)	$(156,054)	$(6,431)	$58,423
Board of directors compensation	93	1	148					149
Stock compensation expense			452					452
Issuance of common stock, upon RSUs release	437	4	(4)					—
Deferred stock vested	6	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							242	242
Foreign currency, net of taxes							(34)	(34)
Net loss						(41,726)		(41,726)
Balance at May 2, 2020	63,833	$638	$313,529	(12,755)	$(92,658)	$(197,780)	$(6,223)	$17,506

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 2, 2019	62,242	$622	$310,393	(12,755)	$(92,658)	$(153,534)	$(6,183)	$58,640
Board of directors compensation	36	—	142					142
Stock compensation expense			414					414
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity			304					304
Issuance of common stock, upon RSUs release	374	4	(4)					—
Shares withheld for taxes related to net share settlement of RSUs	(78)	—	(192)					(192)
Deferred stock vested	2	—	—					—
Change in accounting principle due to adoption of ASC 842						5,276		5,276
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							150	150
Foreign currency, net of taxes							(24)	(24)
Net loss						(3,081)		(3,081)
Balance at May 4, 2019	62,576	$626	$311,057	(12,755)	$(92,658)	$(151,339)	$(6,057)	$61,629

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	May 2, 2020	May 4, 2019
	(Fiscal 2020)	(Fiscal 2019)
Cash flows from operating activities:
Net loss	$(41,726)	$(3,081)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred debt issuance costs	35	35
Impairment of assets	16,335	—
Depreciation and amortization	5,732	6,338
Stock compensation expense	452	414
Board of directors stock compensation	149	142

Changes in operating assets and liabilities:
Accounts receivable	4,281	601
Inventories	(5,905)	(5,509)
Prepaid expenses and other current assets	5,920	(142)
Other assets	606	(342)
Accounts payable	98	(11,009)
Operating leases, net	(1,327)	(814)
Accrued expenses and other liabilities	(1,461)	(3,128)
Net cash used for operating activities	(16,811)	(16,495)

Cash flows from investing activities:
Additions to property and equipment, net	(1,590)	(3,734)
Net cash used for investing activities	(1,590)	(3,734)

Cash flows from financing activities:
Net borrowings under credit facility	40,214	22,336
Debt issuance costs associated with credit facility amendment	(4)	—
Tax withholdings paid related to net share settlements of RSUs	—	(192)
Net cash provided by financing activities	40,210	22,144
Net increase in cash and cash equivalents	21,809	1,915
Cash and cash equivalents:
Beginning of period	4,338	4,868
End of period	$26,147	$6,783

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited Consolidated Financial Statements for the fiscal year ended February 1, 2020 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2020.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2020 and fiscal 2019 are 52-week periods ending on January 30, 2021 and February 1, 2020, respectively.

Impact of COVID-19 Pandemic on Business

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. The COVID-19 pandemic has had an adverse effect on the Company’s operations, employees, distribution and logistics, its vendors and customers.  All of the Company’s store locations were closed temporarily on March 17, 2020, with an initial expectation that they would reopen at the end of March.  However, as of May 2, 2020, all but three stores remain closed, with three additional stores open for curbside pickup. As the Company heads into the second quarter of fiscal 2020, it expects to gradually reopen stores in connection with state and local guidelines, and expects, although there can be no assurances, that the majority of its stores will be reopen by the end of June 2020. As of June 2, 2020, 201 of the Company’s 321 stores have opened.

In response to the uncertainty that exists relating to the COVID-19 pandemic, the Company has taken significant precautionary measures to reduce expenses, preserve liquidity, and mitigate the adverse impact of the pandemic to the Company. The majority of the Company’s workforce was furloughed in March 2020 and 34 employees were laid-off in May 2020.  For the safety of its employees, non-furloughed employees at the Company’s headquarters will continue to work from home, where possible, until at least September 2020.  For roles that require employees to be on-site, such as its distribution center, the Company is providing protective equipment, practicing social distancing and increasing sanitizing standards.  The Company expects to bring furloughed associates back as store locations begin to open and respective sales levels return. In March 2020, the management team (director-level and above) took a temporary salary reduction ranging from 10%-20% and the Company’s non-employee directors suspended their second quarter fiscal 2020 compensation.

In March 2020, as a proactive measure, the Company drew $30.0 million under its revolving facility in order to increase the Company’s cash position and preserve financial flexibility.  In addition, in April 2020 the Company entered into an amendment to its credit facility to, among other things, increase its borrowing base availability and permit the Company the ability to enter into promissory notes with its merchandise vendors.  See Note 3, Debt, for a discussion of the amendment. The Company has been in discussion with its landlords and has requested rent concessions on payments due during the pandemic. No rent concessions were agreed upon until the second quarter of fiscal 2020. See Note 4, Leases, for more discussion. Further, the Company has taken proactive steps to manage cash by substantially eliminating capital spend, negotiating deferred payment terms with vendors, reducing operating expenses and cancelling purchase orders for merchandise, where possible.  The Company intends to proceed cautiously and continue to take proactive steps to manage its liquidity.

Segment Information

The Company has three principal operating segments: its stores, direct and wholesales businesses.  The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.   Due to

the immateriality of the wholesale segment’s revenues, profits and assets, its operating results are aggregated with the retail segment for both periods.

Intangibles

In fiscal 2018, the Company purchased the rights to the domain name “dxl.com.”  The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset.  Due to the significant impact of the COVID-19 pandemic on the Company’s business during the first quarter of fiscal 2020, the Company performed a qualitative review of the domain name as of May 2, 2020 and concluded that it was more likely than not that the intangible asset was not impaired and therefore no quantitative assessment was required.  As a result of the ongoing uncertainty surrounding the impact of the COVID-19 pandemic on the Company’s operations, it may be necessary to perform similar qualitative reviews at various points throughout fiscal 2020.

Accounts Payable

During the first quarter of fiscal 2020, the Company received extended payment terms with two of its merchandise vendors, by entering into short-term notes.  The short-term notes, totaling $2.0 million, have terms of less than one-year and accrue interest at an annual rate of 4.0%, with payments due monthly.  At May 2, 2020, the outstanding balance of the notes was $1.7 million and is included in Accounts Payable on the Consolidated Balance Sheet.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At May 2, 2020, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three months ended May 2, 2020 and May 4, 2019, respectively, were as follows:

	May 2, 2020			May 4, 2019
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(6,478)	$47	$(6,431)	$(5,521)	$(662)	$(6,183)

Other comprehensive income (loss) before reclassifications, net of taxes	77	(34)	43	28	(24)	4

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	165	—	165	122	—	122

Other comprehensive income (loss) for the period	242	(34)	208	150	(24)	126

Balance at end of quarter	$(6,236)	$13	$(6,223)	$(5,371)	$(686)	$(6,057)

(1)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $165,000 for each three-month period ended May 2, 2020 and May 4, 2019, respectively.  As a result of the adoption of ASU 2019-12, as discussed below, there was no tax provision for the three months of fiscal 2020.

Stock-based Compensation

All share-based payments, including grants of employee stock options and restricted stock, are recognized as an expense in the Consolidated Statements of Operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment. Actual results and future changes in estimates may differ from the Company’s current estimates.

The Company has outstanding performance stock units (PSUs) with a market condition.  The respective grant-date fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model.  The valuation included assumptions with respect to the Company’s historical volatility, risk-free rate and cost of equity.

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

As a result of the significant impact of the COVID-19 pandemic on the Company’s business during the first quarter of fiscal 2020 and the continued uncertainty, the Company reassessed the recoverability of the carrying value for its long-lived assets as of May 2, 2020, assuming that its stores will gradually open throughout the second quarter of fiscal 2020 but that consumer retail spending will remain substantially curtailed for a period of time.  Due to uncertainty around the duration and extent of the pandemic’s impact on future cash flows, the Company’s projections were based on multiple probability-weighted scenarios.  Based on the results of that assessment, the Company recorded an impairment charge of $16.3 million for the first quarter of fiscal 2020.  The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value.

There was no material impairment of long-lived assets in the first three months of fiscal 2019.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in the first quarter of fiscal 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning accumulated deficit.

Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments.

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

See Note 4 ‘‘Leases’’ for additional information.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.” This guidance amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. Topic 326 replaces the existing incurred credit loss model with an impairment model (known as the current expected credit loss ("CECL") model), which is based on expected losses rather than incurred losses. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard in the first quarter of fiscal 2020 and it did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance modifies the disclosure requirements on fair value measurements in Topic 820 by removing disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, by modifying the measurement uncertainty disclosure, and by requiring additional disclosures for Level 3 fair value measurements, among others. The Company adopted this standard in the first quarter of fiscal 2020 with new disclosures adopted on a prospective basis. The standard did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. In the first quarter of fiscal 2020, the Company elected early adoption of ASU 2019-12. The provisions related to intra period tax allocation and interim recognition of enactment of tax laws are being adopted on a prospective basis. The effect of the adoption of ASU 2019-12 was not material to the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the first three months of fiscal 2020, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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
̶

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For the first three months of fiscal 2020 and fiscal 2019, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”.  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.2 million and $2.7 million at May 2, 2020 and February 1, 2020, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.9 million and $1.0 million at May 2, 2020 and February 1, 2020, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note 1, the Company’s business consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses.  The operating results from the wholesale segment, which were immaterial, have been aggregated with this reportable segment, but the revenues are separately reported below. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors:

	For the three months ended
(in thousands)	May 2, 2020		May 4, 2019
Store sales	$32,327	58.6%	$86,715	78.4%
Direct sales	22,882	41.4%	23,833	21.6%
Retail segment	$55,209		$110,548
Wholesale segment	2,018		2,425
Total Sales	$57,227		$112,973

3. Debt

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement, as amended, with Bank of America, N.A., as agent, providing for a secured $140.0 million credit facility.  On April 15, 2020, the Company entered into a Third Amendment to the Credit Facility (the “Third Amendment”).  The Third Amendment, among other things, (i) extended the current advance rate of 10%, under the “first-in, last out” (FILO) term facility (the “FILO loan”), from May 24, 2020 to December 31, 2020, at which time it will step-down to 7.5%; (ii) lowered the Loan Cap, as described below, and eliminated the springing financial covenant, (iii) increased the Applicable Margins under the FILO and Revolving Facility (defined below) by 150 basis points and (iv) permitted the Company to enter into promissory notes with vendors in satisfaction of outstanding payables for existing goods, in an aggregate amount not to exceed $15.0 million (as amended, the “Credit Facility”).

The Credit Facility provides maximum committed borrowings of $125.0 million in revolver loans, with the ability, pursuant to an accordion feature, to increase the Credit Facility by an additional $50.0 million upon the request of the Company and the agreement of the lender(s) participating in the increase (the “Revolving Facility”). The Revolving Facility provides for a sublimit of $20.0 million for commercial and standby letters of credit and up to $15.0 million for swingline loans. The Company’s ability to borrow under the Revolving Facility (the “Loan Cap”) is determined using an availability formula based on eligible assets. Pursuant to the Third Amendment, the excess availability under the Credit Facility cannot be less than the greater of (i) 10% of the Revolving Loan Cap (calculated without giving effect to the FILO (first-in, last-out) Push Down Reserve) or (ii) $10.0 million.  The maturity date of the Credit Facility is May 24, 2023. The Company’s obligations under the Credit Facility are secured by a lien on substantially all of its assets.

To help manage its near-term liquidity in light of the uncertainty related to COVID-19 and provide financial flexibility, the Company drew $30.0 million under its secured revolving credit facility in March 2020. At May 2, 2020, the Company had outstanding borrowings under the Revolving Facility of $79.8 million, before unamortized debt issuance costs of $0.3 million. At May 2, 2020, outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $1.9 million. Unused excess availability was $16.8 million at May 2, 2020. Average monthly borrowings outstanding under the Revolving Facility during the first three months of fiscal 2020 were $63.4 million, resulting in an average unused excess availability of approximately $31.7 million. The Company’s ability to borrow under the Revolving Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Borrowings made pursuant to the Revolving Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%. The Company was also subject to an unused line fee of 0.25%. At May 2, 2020, the Company’s prime-based interest rate was 5.00%. At May 2, 2020, the Company had approximately $79.5 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 3.75%. The LIBOR-based contracts expired on May 4, 2020. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

Borrowings and repayments under the Revolving Facility for the three months ended May 2, 2020 and May 4, 2019 were as follows:

	For the three months ended
(in thousands)	May 2, 2020	May 4, 2019
Borrowings	$52,560	$44,232
Repayments	(12,346)	(21,896)
Net borrowings (repayments)	$40,214	$22,336

The fair value of the amount outstanding under the Revolving Facility at May 2, 2020 approximated the carrying value.

Long-Term Debt

Long-term debt at May 2, 2020 and February 1, 2020 is as follows:

(in thousands)	May 2, 2020	February 1, 2020
FILO Loan	$15,000	$15,000
Less: unamortized debt issuance costs	(173)	(187)
Total long-term debt	14,827	14,813
Less: current portion of long-term debt	—	—
Long-term debt, net of current portion	$14,827	$14,813

The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts (including certain trade names) that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time.  The Third Amendment to the Credit Facility extended these advance rates by approximately seven months before they begin to step down.  The FILO loan can be repaid, in whole or in part, subject to certain payment conditions.  The term loan expires on May 24, 2023, if not repaid in full prior to that date.

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings were increased by approximately 150 basis points. Accordingly, borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a carrying percentage based on the Company’s excess availability, of either 3.75% or 4.00% until May 24, 2021 or 3.25% or 3.50% after May 24, 2021 or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability of either 4.75% or 5.00% until May 24, 2021, or 4.25% or 4.50% after May 24, 2021.  At May 2, 2020, the outstanding balance of $15.0 million was in a 1-month LIBOR-based contract with an interest rate of 5.75%.  The LIBOR-based contract expired on May 19, 2020.  When a LIBOR-based contract expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The Company paid interest and fees totaling $0.7 million and $0.9 million for the three months ended May 2, 2020 and May 4, 2019, respectively.

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

The following table is a summary of the Company’s components of net lease cost for the three months ended May 2, 2020 and May 4, 2019:

	For the three months ended
	May 2, 2020	May 4, 2019
(in thousands)
Operating lease cost	$12,640	$13,253
Short-term lease costs (1)	—	—
Variable lease costs(2)	3,800	4,045
Total lease costs	$16,440	$17,298

(1)	The Company had no short-term lease costs.
(2)	Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the first three months ended May 2, 2020 and May 4, 2019 is as follows:

(dollars in thousands)	For the three months ended
Cash paid for amounts included in the measurement of lease liabilities:	May 2, 2020	May 4, 2019
Operating cash flows for operating leases (1)	$9,805	$14,611
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$559	$1,851

Weighted average remaining lease term	5.2 yrs.	5.8 yrs.
Weighted average discount rate	7.08%	7.08%

(1)

Due to the store closures, the Company did not make scheduled rent payments, due April 1, 2020, of $4.2 million, this amount is included in the Accounts Payable balance at May 2, 2020.  We are engaging with landlords to discuss rent concessions. No rent concessions were agreed upon until the second quarter of fiscal 2020.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of May 2, 2020:

(in thousands)
2020 (remaining)	$41,479
2021	54,468
2022	49,225
2023	41,156
2024	30,855
Thereafter	38,245
Total minimum lease payments	$255,428
Less: amount of lease payments representing interest	41,873
Present value of future minimum lease payments	$213,555
Less: current obligations under leases	41,780
Long-term lease obligations	$171,775

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”).  All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan.   See Note 6, Stock-Based Compensation.

At May 2, 2020, the Company has two active LTIPs: 2018-2020 LTIP and 2019-2021 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage.  Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  All time-based awards under the 2018-2020 LTIP were restricted stock units (RSUs).  For the 2019-2021 LTIP, 50% of the time-based awards granted were RSUs and 50% were cash.

Performance targets for the 2018-2020 LTIP and the 2019-2021 LTIP were established and approved by the Compensation Committee on October 24, 2018 and August 7, 2019, respectively.  Performance period for both LTIPs is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2021 and August 31, 2022, respectively.  The time-based awards under the 2018-2020 LTIP and the 2019-2021 LTIP vest in four equal installments through April 1, 2022 and April 1, 2023, respectively.  Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2018-2020 LTIP is estimated to be approximately $3.7 million. Approximately half of the compensation expense relates to the time-vested RSUs, which is being expensed straight-line over 41 months. Through the end of the first quarter of fiscal 2020, the Company has accrued $0.2 million for performance awards under the 2018-2020 LTIP.  For the 2019-2021 LTIP, assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense is estimated to be approximately $3.8 million.  Approximately half of the compensation relates to time-based awards, 50% RSUs and 50% cash, which is being expensed straight-line over 44 months. There was no accrual at May 2, 2020 for performance awards under the 2019-2021 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  On August 8, 2019, the Company’s shareholders approved an amendment to increase the share reserve by an additional 2,800,000 shares. At May 2, 2020, the Company had 3,980,412 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At May 2, 2020, 504,024 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan, 2016 Plan and inducement awards, on a combined basis, for the first three months of fiscal 2020:

	RSUs (1)	Deferred shares (2)	Fully-vested shares (3)	Performance Share Units (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	1,420,803	295,604	—	720,000	2,436,407	$1.95
Shares granted	—	45,714	69,440	—	115,154	$1.08
Shares vested/issued	(436,839)	(6,245)	(69,440)	—	(512,524)	$2.20
Shares canceled	(17,443)	—	—	—	(17,443)	$2.11
Outstanding non-vested shares at end of quarter	966,521	335,073	—	720,000	2,021,594	$1.84
(1)	During the first three months of fiscal 2020, the vesting of RSUs was primarily related to the time-based awards under the Company’s LTIP plans, see Note 5, Long-Term Incentive Plans.
(2)

The 45,714 shares of deferred stock, with a grant date fair value of $49,371, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first three months of fiscal 2020, the Company granted 69,440 shares of stock, with a fair value of approximately $74,995, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Fourth Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

(4)

The 720,000 shares of performance stock units (“PSUs”), with a fair value of $1.0 million, represent a sign-on grant to Mr. Kanter.  The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00.  All PSUs will expire on April 1, 2023 if no performance metric is achieved.  The $1.0 million is being expensed over the respective derived service periods of each tranche of 16 months, 25 months and 30 months, respectively.  The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on: the Company’s historical volatility of 55.9%, a term of 4.1 years, stock price on the date of grant of $2.50 per share, a risk-free rate of 2.5% and a cost of equity of 9.5%.

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	754,833	$4.84	3.1 years	$—
Options granted	—	—	—	—
Options expired and canceled	(216,548)	$4.86	—	—
Options exercised	—	—	—	—
Outstanding options at end of quarter	538,285	$4.83	3.1 years	$—
Options exercisable at end of quarter	533,285	$4.85	3.1 years	$—

Except for the grant of equity to directors in connection with their first quarter retainer, there were no equity grants in the first quarter of fiscal 2020.  In addition, in March 2020, the Company’s non-employee directors voted to suspend their compensation for the second quarter of fiscal 2020.

For the first three months of fiscal 2019, the Company granted 720,000 PSUs, 390,299 RSUs and 19,371 shares of deferred stock.

Non-Employee Director Compensation Plan

The Company granted 23,148 shares of common stock, with a fair value of approximately $24,999, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2020. As mentioned above, the non-employee directors voted to suspend their second quarter compensation.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.5 million and $0.4 million for the first three months of fiscal 2020 and fiscal 2019, respectively. The total compensation cost related to time-vested stock options, RSU and PSU awards not yet recognized as of May 2, 2020 was approximately $2.1 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 28 months.

7. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 2, 2020	May 4, 2019
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	50,758	49,602
Common stock equivalents – stock options and restricted stock (1)	—	—
Diluted weighted average common shares outstanding	50,758	49,602

(1)	Common stock equivalents of 261 shares and 525 shares for the three months ended May 2, 2020 and May 4, 2019, respectively, were excluded due to the net loss in each period.

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

	For the three months ended
	May 2, 2020	May 4, 2019
(in thousands, except exercise prices)
Stock options	538	942
Restricted stock units	963	1,105
Restricted and deferred stock	160	39
Range of exercise prices of such options	$1.85 - $7.02	$2.00 - $7.02

The above options, which were outstanding at May 2, 2020, expire from May 3, 2020 to June 29, 2028.

Excluded from the computation of basic and diluted earnings per share for both periods were 720,000 shares of unvested performance stock units.  These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved.  In addition, 335,073 shares and 220,836 shares of deferred stock for three months ended May 2, 2020 and May 4, 2019, respectively, were excluded from basic earnings per share.  Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.   Unvested time-based restricted shares of 20,000 were also excluded in the first three months of fiscal 2019.

8. Income Taxes

Since the end of fiscal 2014, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, the Company believes that a full valuation allowance remains appropriate at this time, based on the Company’s forecast for fiscal 2020.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.  At May 2, 2020, the Company had total deferred tax assets of $107.3 million, total deferred tax liabilities of $49.8 million and a valuation allowance of $57.5 million.

As of May 2, 2020, for federal income tax purposes, the Company has net operating loss carryforwards of $141.5 million, which will expire from fiscal 2022 through fiscal 2036 and net operating loss carryforwards of $50.1 million that are not subject to expiration.  For state income tax purposes, the Company has $112.5 million of net operating losses that are available to offset future taxable income, which will expire from fiscal 2020 through fiscal 2040.  Additionally, the Company has $3.4 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2040.

The Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at May 2, 2020 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act") was signed into law. This law includes several taxpayer favorable provisions which may impact the Company including an employee retention credit, relaxed interest expense limitations, provides for a carryback of net operating losses, permits accelerated depreciation on certain store build out costs and allows for the deferral of employer FICA taxes. In addition, it provided for the accelerated payment of any refundable alternative minimum tax credit (“AMT”).  At May 2, 2020, the Company’s AMT receivable was $1.1 million.

The discrete tax rate method was used for calculating tax expense for the first three months of fiscal 2020 and fiscal 2019.  The net tax provision for the first three months of fiscal 2020, primarily related to certain states’ margin tax.  The Company’s net tax benefit for the first three months of fiscal 2019 was the result of the deferred tax impact of $51,000, in other comprehensive income (loss), which resulted in a corresponding decrease in valuation allowance.  This income tax benefit was partially offset by tax expense, primarily for certain states’ margin tax.

9. CEO Transition Costs

Results for the first three months of fiscal 2019, included $0.7 million related to CEO search costs, Acting CEO consulting costs, housing allowance and legal fees.

10. Nasdaq Notification of Non-Compliance

The Company’s common stock is publicly traded and listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “DXLG.”  Nasdaq has continued listing standards that the Company must maintain to avoid delisting, including, among others, a minimum bid price requirement of $1.00 per share. On April 9, 2020, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that, based upon the closing bid price of its common stock for the last 30 consecutive trading days, the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price for the Company’s common stock was less than $1.00 per share for the previous 30 consecutive trading days. At that time, the Company was granted a 180 calendar-day grace period to regain compliance with the minimum bid price requirement. On April 17, 2020, the Company received a follow-up letter from the Listing Qualifications staff notifying the Company that Nasdaq had determined to toll all compliance periods through June 30, 2020.  Accordingly, the Company’s 180 calendar-day grace period to regain compliance with the minimum bid price requirement was extended to December 21, 2020.

The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Global Select Market. The Company intends to monitor the closing bid price of the Company’s common stock to allow a reasonable period for the price to rebound from its recent decline but will continue to consider its available options to regain compliance. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our ability to withstand the impact of the COVID-19 pandemic on our business and results in fiscal 2020 and to manage through the pandemic, including our efforts to restructure and reduce costs, manage inventory, negotiate rent concessions or rent relief from its landlords, market to our customers to encourage shopping online, and maintain sufficient liquidity, the expected pace of store reopenings, and our expected liquidity for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended February 1, 2020, included in our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities and Exchange Commission on March 19, 2020 (our “Fiscal 2019 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to our “Risk Factors” found in Part II, Item 1A of this Quarterly Report, which supplements our discussion of “Risk Factors” found in Part I, Item 1A of our Fiscal 2019 Annual Report.  This discussion set forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks relating to the COVID-19 pandemic, the execution of our corporate strategy, and our ability to grow our wholesale segment, predict customer tastes and fashion trends, forecast sales growth trends, maintain and build our brand awareness and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail, wholesale and direct operations in the United States and Canada.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At May 2, 2020, we operated 228 Destination XL stores, 17 DXL outlet stores, 50 Casual Male XL retail stores, 26 Casual Male XL outlet stores. Our e-commerce site, dxl.com, supports our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on January 30, 2021 and February 1, 2020 as “fiscal 2020” and “fiscal 2019,” respectively. Both fiscal 2020 and fiscal 2019 are 52-week periods.

SEGMENT REPORTING

We have three principal operating segments: our stores, direct business and our wholesale business.  We consider our stores and direct business segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our omni-channel business approach.  Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results have been aggregated with the retail segment for both periods.

COMPARABLE SALES

Our customer’s shopping experience continues to evolve across multiple channels and we are continually adapting to meet the guest’s needs.  The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in a store and, more recently due to the COVID-19 pandemic, pick-up at curbside.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we do not report comparable sales separately for our retail segment.  However, as we continue to invest in building our e-commerce platform, bringing a heightened digital focus to our Company, additional disclosure on our e-commerce growth as it relates to our current initiatives is important.  We define store sales as sales that originate and are fulfilled directly at the store level.  E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

Total comparable sales include our retail stores that have been open for at least 13 months and our direct business. Stores that have been remodeled or re-located during the period are also included in our determination of comparable sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months.  If a store becomes a clearance center, it is also removed from the calculation of comparable sales.  The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.  However, due to our temporary store closures beginning in mid-March 2020 and the overall impact of the COVID-19 pandemic on our sales, we have not included a discussion of comparable sales for the first quarter of fiscal 2020 as we do not believe it provides a meaningful metric of our performance during the period.

RESULTS OF OPERATIONS

Impact of COVID-19 Pandemic on Our Business

On March 11, 2020, the World Health Organization declared COVID-19 as a global pandemic. The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for men’s clothing and accessories. While the pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations, we moved early and decisively over the past quarter to preserve our financial flexibility and position ourselves to withstand the short-term impact of the pandemic and its impact on the consumer. We have been communicating consistently and transparently with our employees, suppliers, landlords and banks and believe this direct and active communication has meaningfully enhanced the level of partnership and trust to support the plans we have in place to manage through the pandemic.  Over the past several weeks, we have taken proactive measures to manage our resources and mitigate the adverse impact of this pandemic, and have:

•

Closed all of our retail stores on March 17, 2020 for the safety of our associates and customers, which has had a material impact on our results of operations.  Where permitted, we operated approximately 30 stores (while closed to the public) to assist with picking, packing and shipping e-commerce orders. As we head into the second quarter of fiscal 2020, we expect to gradually reopen stores in connection with local and state guidelines, with an expectation to have all of our stores open by the end of June 2020.  Our primary concern will be the continued safety of our associates and customers.  As stores reopen, we expect they will operate with limited hours and staffing, with the option of no-contact curbside pickup. As of June 2, 2020, 201 of our 321 stores have opened.  We further expect that once stores reopen it may take several months before customer demand returns given the continued uncertainty of the COVID-19 pandemic and its effect on our global economy and consumer behavior.

•

Furloughed all store associates and approximately 60% of our corporate office, in connection with our store closures.  For the safety of our associates, non-furloughed associates at the Company’s headquarters will continue to work from home, where possible, until at least September 2020.  For roles that require associates to be on-site, such as our distribution center, we are providing protective equipment, practicing social distancing and increasing sanitizing standards.  We expect to bring furloughed associates back as store locations begin to open.

•

Through our wholesale segment, in the second quarter of fiscal 2020 we will be sourcing and selling masks to Fortune 100 companies with nearly 2.5 million masks sold and 250,000 masks for sale on DXL.com.  The distribution center has not only supported mask making, but continues to operate throughout the pandemic, which has allowed us to provide uninterrupted service to our customers through our growing digital e-commerce channels.

•

Instituted temporary salary reductions ranging from 10% -20% for members of senior management (director level and above) and suspended all merit increases for fiscal 2020.  With the expected changes to our business, we are restructuring various departments, which resulted in the elimination of approximately 34 positions in May 2020.

•	Suspended second quarter compensation to our non-employee directors.
•	Drew $30.0 million under our revolving credit facility on March 20th to preserve our access to cash and amended our credit facility on April 15th to improve our excess availability.
•	Cancelled $148 million, at retail, in merchandise receipts for fiscal 2020 and continue to work with vendors for extended payment terms.
•	Eliminated capital improvement programs for all discretionary spend and non-essential capital expenditures.

In addition to the significant impact on our revenue and workforce during the first quarter of fiscal 2020, the COVID-19 pandemic also has impacted the valuation of certain of our assets and our operating cash flows.  As discussed below, because of the material impact of the pandemic on our business during the quarter, we reviewed our assets for impairment, which resulted in an impairment charge of $16.3 million for the quarter related to the write-down of certain right-of-use assets and property and equipment.  With respect to liquidity, in addition to the $30.0 million draw-down on our credit facility and amendment to our credit facility discussed below, we also entered into short-term notes, totaling $2.0 million, with two of our merchandise vendors to extend payment terms. We are also currently negotiating with landlords on rent concessions for April through July rent, due to the store closures and shelter-in-place orders.  We did not make scheduled rent payments, due April 1, 2020, of $4.2 million, and while no rent concessions were made in the first quarter of 2020, several rent concessions have been agreed upon in the second quarter of fiscal 2020. There can be no assurance that we will be able to negotiate such concessions in the future.  We will also consider all opportunities that may be available to us under the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act") to help mitigate the impact of the pandemic.

Based on these actions and our current projections, we believe we have sufficient liquidity to cover our working capital requirements for the next 12 months.  At the end of the first quarter of fiscal 2020, we had a cash balance of $26.1 million, total debt of $96.5 million and remaining availability under our credit facility of $16.8 million.  However, we cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may continue to materially impact our financial condition and results of operations.

Financial Summary

The following is a summary of results for the first quarter of fiscal 2020 as compared to the first quarter of the prior year, including adjusted EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted EBITDA.

	For the three months ended
	May 2, 2020	May 4, 2019
(in millions, except per share data)
Net loss	$(41.7)	$(3.1)
Adjusted EBITDA (Non-GAAP basis)	$(18.9)	$4.8

Per diluted share:
Net loss	$(0.82)	$(0.06)
Adjusted net loss (Non-GAAP basis)	$(0.37)	$(0.04)

Sales

	For the three months ended
(in thousands)	May 2, 2020		May 4, 2019
Store sales	$32,327	58.6%	$86,715	78.4%
Direct sales	22,882	41.4%	23,833	21.6%
Retail segment	$55,209		$110,548
Wholesale segment	2,018		2,425
Total Sales	$57,227		$112,973

Total sales for the first quarter of fiscal 2020 decreased 49.3% to $57.2 million from $113.0 million in the first quarter of fiscal 2019.  This decrease was principally due to the closing of all of our store locations on March 17, 2020. We have been highly promotional since our stores closed to encourage our customers to shop online and to mitigate a build-up of seasonal inventory.

The growth of our wholesale business continues to be a key initiative in fiscal 2020 led by our business with Amazon Essentials which contributed $2.0 million of sales in the first quarter.  As discussed above, during the first quarter of fiscal 2020 we have also launched a new wholesale line of business in the design and sourcing of protective masks, with sales beginning in the second quarter of fiscal 2020.

With increasing unemployment and the continued uncertainty surrounding the COVID-19 pandemic, we expect to continue to market to our customers primarily through digital and direct means, in an effort to drive traffic to both our website as well as to our stores as they open.

Gross Margin Rate

For the first quarter of fiscal 2020, our gross margin rate, inclusive of occupancy costs, was 23.1% as compared to a gross margin rate of 43.7% for the first quarter of fiscal 2019. The decrease of 20.6% was comprised of a decline of 13.3% from the deleveraging in occupancy costs, due to the store closures, and a decrease of 7.3% in merchandise margins.  The decrease in merchandise margins reflects the increased promotional posture we took in the second half of the first quarter in response to COVID-19 and an increase in our inventory reserves of approximately $0.7 million.

Although by its nature, margins from our wholesale business are lower than our retail business, the gross margin rate in the first quarter of fiscal 2020 for wholesale significantly improved over the prior year.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the first quarter of fiscal 2020 were 56.1% as compared to 39.5% for the first quarter of fiscal 2019. On a dollar basis, SG&A decreased by $12.5 million, or 28%, for the first quarter of fiscal 2020 as compared to the prior year.  This decrease in expenses was primarily driven by furloughs of both our store associates and certain corporate associates as well as several measures that we have taken to reduce operating expenses, including marketing, corporate payroll, and other discretionary spending. Further, our management team (director level and above) took temporary salary reductions ranging from 10% - 20%.  Non-employee directors of our board received their first quarter compensation but in March 2020 announced the suspension of their compensation for the second quarter of fiscal 2020.

SG&A expenses are managed through two primary cost centers:  Customer Facing Costs and Corporate Supporting Costs.  Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 25.7% of sales for the first three months of fiscal 2020 as compared to 22.6% of sales for the first three months of last year.  Corporate Supporting Costs, which include the distribution center, support, and other corporate overhead costs, represented 30.4% of sales for the first three months of fiscal 2020 compared to 16.9% of sales for the first three months of last year.  While these percentages for the first quarter of fiscal 2020 are skewed by the loss of sales, we are continuing to assess and rationalize our entire SG&A cost structure as we start to reopen our stores. Given the changes to our business as a result of this pandemic, we have started to restructure various areas to ensure that we can operate most efficiently.  This included the elimination of approximately 34 positions in the first quarter of fiscal 2020. Across both our corporate office and stores, we plan to bring back staff as we reopen and business comes back with a planned three-phased approach, but will look to optimize store hours and staffing models based on customer demand, and overall store payroll costs are expected to trend lower than historical levels.

Impairment of Assets

We regularly review assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed.  Our recoverability analysis in the first quarter of 2020 included the impact of the COVID-19 pandemic on the operations of our stores and we used projections that were based on multiple probability-weighted scenarios, assuming that our stores will gradually open throughout the second quarter of fiscal 2020 but that consumer retail spending will remain substantially curtailed for a period of time.  As a result, we recorded an impairment charge of $16.3 million for the first quarter of fiscal 2020.  The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets, related to leases where the carrying value exceeded fair value, and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value. As discussed above, there remains uncertainty regarding the impact of the COVID-19 pandemic on our future results of our operations, which could result in additional impairments.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2020 of $5.7 million as compared to $6.3 million for the first quarter of fiscal 2019.  With the majority of our new store growth complete, our depreciation costs are decreasing.

Interest Expense, Net

Net interest expense for the first quarter of fiscal 2020 decreased to $0.7 million as compared to $0.9 million for the first quarter of fiscal 2019 due to a decrease in the effective borrowing rates during much of the first quarter and was partially offset by an increase in average borrowings.  As a result of our recent amendment to our Credit Facility in April 2020, our interest rates under our Credit Facility, which includes our FILO loan, increased by approximately 150 basis points, which will increase our interest costs on a go-forward basis for the remainder of fiscal 2020. In addition, as discussed above, on March 20, 2020, we drew approximately $30.0 million against our revolver. This action was taken to provide the Company with flexibility to manage its cash flow during this uncertain time.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2013.  Based on our forecast for fiscal 2020, we believe that a full valuation allowance continues to remain appropriate at this time.

The discrete tax rate method was used for calculating tax expense. Due to current period losses, our current tax provision for the first three months of fiscal 2020 and fiscal 2019 was primarily due to current state margin tax, based on gross receipts less certain deductions.  The total income tax benefit for the first three months of fiscal 2019 also included a deferred tax impact of $51,000 in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance.

Net Loss

For the first quarter of fiscal 2020, we had a net loss of $(41.7) million, or $(0.82) per diluted share, compared with a net loss of $(3.1) million, or $(0.06) per diluted share, for the first quarter of fiscal 2019.

On a non-GAAP basis, before CEO transition costs and asset impairment costs and assuming a normalized tax rate of 26% for all periods, adjusted net loss per share for the first quarter of fiscal 2020 was ($0.37) per diluted share as compared to adjusted net loss of ($0.04) per diluted share for the first quarter of 2019.

Inventory

Our inventory on May 2, 2020, decreased approximately $4.0 million to $108.3 million, as compared to $112.3 million at May 4, 2019.  We began reacting to the pandemic with respect to inventory in early March by ultimately cancelling during the quarter approximately $148 million, at retail, of open orders for fiscal 2020. During the first quarter of fiscal 2020, through our direct business, we accelerated our promotional activity to sell through spring merchandise that had been slated for the stores. With respect to the remainder of fiscal 2020, we expect to be responsive to business changes, but expect that our fall inventory buys will be below fiscal 2019 levels.  Our objective is to maintain a healthy inventory, which will include narrowing our assortment while also continuing to manage clearance levels.  At May 2, 2020, our clearance inventory represented 11.5% of our total inventory, as compared to 10.6% at May 4, 2019.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in April 2020 (“Credit Facility”). Although our cash flows from operations has been significantly impacted by the lost revenue as of result of the COVID-19 pandemic, we believe that we have taken sufficient steps to manage our available cash flow for the foreseeable future.  During the first quarter of fiscal 2020, we amended our Credit Facility to increase our borrowing base, negotiated extended payment terms with vendors, cancelled inventory purchase orders, reduced operating costs and reduced capital spending.  Based on our current projections, we believe our cash on hand, availability under our Credit Facility, ongoing cash generated from our direct business and wholesale business and from the gradual reopening of our retail operations, will be sufficient to cover our working capital requirements and limited capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic will impact our financial results will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

For the first three months of fiscal 2020, cash flow from operations decreased by approximately $0.3 million to $(16.8) million as compared to $(16.5) million for the first three months of fiscal 2019.  Free cash flow, a non-GAAP measure, improved by $1.8 million to $(18.4) million for the first three months of fiscal 2020 as compared to $(20.2) million for the first three months of fiscal 2019. The primary reason for this improvement of free cash flow was due to the decrease in capital expenditures of $2.1 million. Cash flow from financing activities increased $18.1 million to $40.2 million for the first three months of fiscal 2020 as compared $22.1 million for the first three months of fiscal 2019, due to the $30.0 million draw-down on our Credit Facility in March 2020 to provide the Company with financial flexibility during the pandemic.

The following is a summary of our total debt outstanding at May 2, 2020 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	79,792	(260)	79,532
FILO Loan	15,000	(173)	14,827
Total debt	$94,792	$(433)	$94,359

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

We had outstanding borrowings of $79.8 million under the Credit Facility at May 2, 2020. At May 2, 2020, outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $1.9 million.  The average monthly borrowing outstanding under the Credit Facility during the first three months ended May 2, 2020 was approximately $63.4 million, resulting in an average unused excess availability of approximately $31.7 million. Unused excess availability at May 2, 2020 was $16.8 million.

FILO Loan

The Credit Facility also includes a FILO loan for $15.0 million.  The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time. During the first quarter of fiscal 2020, we entered into an amendment that extended these advance rates to December 2020 before they begin to step down.

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings are increased by approximately 150 basis points.  Accordingly, current borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 3.75% or 4.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 4.75% or 5.00%.  At May 2, 2020, the outstanding balance of $15.0 million was in a 1-month LIBOR-based contract with an interest rate of 5.75%.

Capital Expenditures

The following table sets forth the open stores and related square footage at May 2, 2020 and May 4, 2019, respectively:

	May 2, 2020		May 4, 2019
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	228	1,729	220	1,697
DXL Outlets	17	82	16	82
Casual Male XL Retail	50	164	60	200
Casual Male Outlets	26	79	29	88
Rochester Clothing	-	-	3	36
Total Stores	321	2,054	328	2,103

In our efforts to preserve our liquidity, in March 2020 we have reduced the majority of our capital spending, unless such spending is necessary to our immediate business needs.  Our capital expenditures for the first three months of fiscal 2020 were $1.6 million as compared to $3.7 million for the first three months of fiscal 2019.  During the first quarter of fiscal 2020, we closed two Casual Male XL outlets.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Form 10-K for the year ending February 1, 2020.  See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

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

Adjusted net loss and adjusted net loss per diluted share. Adjusted net loss and adjusted net loss per share reflect an adjustment assuming a normal tax rate of 26% and the add-back of CEO transition and impairment of assets.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%.

	For the three months ended
	May 2, 2020		May 4, 2019
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(41,726)	$(0.82)	$(3,081)	$(0.06)
Adjust:
CEO transition costs	-		702
Impairment of assets	16,335		-
Add back actual income tax provision (benefit)	20		(21)
Add income tax benefit, assuming a normal tax rate of 26%	6,596		624

Adjusted net loss (non-GAAP basis)	$(18,775)	$(0.37)	$(1,776)	$(0.04)

Weighted average number of common shares
outstanding on a diluted basis		50,758		49,602

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the three months ended
(in millions)	May 2, 2020	May 4, 2019
Cash flow from operating activities (GAAP basis)	$(16.8)	$(16.5)
Capital expenditures, infrastructure projects	(1.2)	(2.0)
Capital expenditures for DXL stores	(0.4)	(1.7)
Free Cash Flow (non-GAAP basis)	$(18.4)	$(20.2)

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before CEO transition costs and any impairment of assets.  We believe that adjusted EBITDA is useful to investors in evaluating our performance.

	For the three months ended
	May 2, 2020	May 4, 2019
(in millions)
Net loss (GAAP basis)	$(41.7)	$(3.1)
Add back:
CEO transition costs	-	0.7
Impairment of assets	16.3	-
Provision (benefit) for income taxes	-	-
Interest expense	0.7	0.9
Depreciation and amortization	5.7	6.3
Adjusted EBITDA (non-GAAP basis)	$(18.9)	$4.8

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

At May 2, 2020, we had outstanding borrowings of approximately $79.8 million, of which approximately $79.5 million were in LIBOR-based contracts with an interest rate of approximately 3.75%. The remainder was prime-based borrowings, with a rate of 5.00%.  At May 2, 2020, the $15.0 million outstanding borrowings under the FILO loan were in a LIBOR-based contract with an interest rate of 5.75%.

Based upon a sensitivity analysis as of May 2, 2020, assuming average outstanding borrowing during the first three months of fiscal 2020 of $63.4 million under our Credit Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $392,000 on an annualized basis.

Foreign Currency

Our two DXL stores located in Ontario, Canada conduct business in Canadian dollars.  Both stores were closed temporarily on March 17th due to the COVID-19 pandemic.  As of May 2, 2020, the stores had not re-opened and sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 2, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

While the majority of our employees are working remotely during the COVID-19 pandemic, we have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 2, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

Except as described below, there have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2019 Annual Report.

The global impact of the COVID-19 pandemic has had and, based on the current status and uncertainty, will likely continue to have a significant adverse effect on our business, financial results, liquidity, supply chain and workforce.

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) a global pandemic.  Federal, state and local agencies have mandated various restrictions including travel restrictions, restrictions on public gatherings, state of emergencies, stay-at-home orders and closure of all non-essential businesses, among others.

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial results and liquidity.  We closed all of our stores on March 17, 2020, expecting that all stores would reopen at the end of March 2020. As of May 2, 2020, only three stores have opened, with three additional stores open for curbside pickup.  As of June 2, 2020, we have reopened 201 of our 321 stores. While our direct and wholesale businesses were operational, our total revenues for the first quarter of fiscal 2020 decreased by almost 50%.  Based on the continuing uncertainty regarding the pandemic, we are unable, within reason, to estimate the impact to the remainder of fiscal 2020.  As such, we are focused on mitigating the effects of the COVID-19 pandemic and preserving our liquidity. These efforts included, among other things, (i) the furloughing of substantially all of our associates, (ii) temporarily reducing, on a tiered basis, the salaries of all members of management, (iii) suspending merit increases, (iv) eliminating approximately 34 positions in May 2020, (v) suspending compensation for non-employee directors for the second quarter of fiscal 2020, (vi) eliminating capital expenditures and operating expenses, where possible, (vii) negotiating with vendors and landlords for extended payment terms, (viii) cancelling approximately $148.0 million of on-order merchandise, at retail, (ix) drawing approximately $30.0 million under our credit facility and amending that facility to increase our borrowing base availability by delaying the step-down of our advance rates and amending the agreement to permit the Company the ability to enter into an aggregate of up to $15.0 million in promissory notes with merchandise vendors, and (x) pursuing all opportunities that may be available to us under the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act").

The above actions may not be successful in mitigating the effects of this pandemic, which is highly uncertain and difficult to predict, and the actions that we take may negatively impact or delay our strategic initiatives. For example, even if the majority of our stores reopen during the second quarter of fiscal 2020, we cannot be assured that (i) consumer demand and, therefore, sales will return to levels experienced prior to the pandemic, (ii) new practices or protocols could impact our business and may continue and/or increase, such as, for example, occupancy limitations, or (iii) that our associates will be willing to staff our stores, as a result of health concerns. Furthermore;

•	we may not be able to effectively manage our operating costs on a lower sales base;
•	we cannot be assured that inventory costs will not increase or that inventory will be readily accessible from our vendors;
•

we may not be successful in negotiations with landlords for rent concessions. We did not make scheduled rent payments, due April 1, 2020, and landlords may take actions to terminate our lease arrangements, which would have a negative effect on our business; and

•	we cannot be assured that we will not have further impairments on our long-lived assets.

In addition to the specific risks to our business noted above, we will also be subject to the long-term effects the COVID-19 pandemic may have on the U.S. economy as a whole. The U.S. is experiencing unprecedented unemployment and a possible economic recession that would likely impact consumer discretionary spending, and therefore consumer demand for our products. The magnitude of the impact of the COVID-19 pandemic will be determined by the length of time that the pandemic continues, and while government authorities’ measures relating to the pandemic may be relaxed as the pandemic abates, these measures may be reinstated as the pandemic continues to evolve. In addition to the risks noted above, the COVID-19 pandemic may also heighten other risks described in our Fiscal 2019 Annual Report, including risks to our supply chain, the health and safety of our customers and employees, and our ability to maintain compliance with the financial covenants under our Credit Facility.

We may not be able to maintain the listing of our common stock on NASDAQ.

Our common stock currently trades on The Nasdaq Global Select Market (“Nasdaq”). Nasdaq has continued listing standards that the Company must maintain to avoid delisting, including, among others, a minimum bid price requirement of $1.00 per share. On April 9,

2020, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that, based upon the closing bid price of its common stock for the last 30 consecutive trading days, the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price for the Company’s common stock was less than $1.00 per share for the previous 30 consecutive trading days. At that time, the Company was granted a 180 calendar-day grace period to regain compliance with the minimum bid price requirement. On April 17, 2020, the Company received a follow-up letter from the Listing Qualifications staff notifying the Company that they had determined to toll all compliance periods through June 30, 2020.  Accordingly, the Company’s 180 calendar-day grace period to regain compliance with the minimum bid price requirement was extended to December 21, 2020.

The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Global Select Market. The Company intends to monitor the closing bid price of the Company’s common stock to allow a reasonable period for the price to rebound from its recent decline but will continue to consider its available options to regain compliance. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Third Amendment to Seventh Amended and Restated Credit Agreement dated as of April 9, 2020, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Lead Borrower, the Company and CMRG Apparel, LLC, as Borrowers, and the Guarantors identified therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2020, and incorporated herein by reference).

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: June 4, 2020	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)