Form 10-Q
period 2020-08-01
DESTINATION XL GROUP, INC.
filed 2020-08-27
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

As of August 15, 2020, the registrant had 51,554,917 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 1, 2020	February 1, 2020
	(Fiscal 2020)	(Fiscal 2019)

ASSETS
Current assets:
Cash and cash equivalents	$20,414	$4,338
Accounts receivable	2,574	6,219
Inventories	87,388	102,420
Prepaid expenses and other current assets	9,908	10,883
Total current assets	120,284	123,860

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	65,258	78,279
Operating lease right-of-use assets	157,095	186,413
Intangible assets	1,150	1,150
Other assets	593	1,215
Total assets	$344,380	$390,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,533	$31,763
Accrued expenses and other current liabilities	20,899	18,123
Operating leases, current	45,626	41,176
Borrowings under credit facility	66,545	39,301
Total current liabilities	151,603	130,363

Long-term liabilities:
Long-term debt	14,841	14,813
Operating leases, non-current	165,310	182,051
Other long-term liabilities	5,241	5,267
Total long-term liabilities	185,392	202,131

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 63,840,794 and 63,297,598 shares issued at August 1, 2020 and February 1, 2020, respectively	638	633
Additional paid-in capital	313,874	312,933
Treasury stock at cost, 12,755,873 shares at August 1, 2020 and February 1, 2020	(92,658)	(92,658)
Accumulated deficit	(208,494)	(156,054)
Accumulated other comprehensive loss	(5,975)	(6,431)
Total stockholders' equity	7,385	58,423
Total liabilities and stockholders' equity	$344,380	$390,917

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(Fiscal 2020)	(Fiscal 2019)	(Fiscal 2020)	(Fiscal 2019)

Sales	$76,442	$123,245	$133,669	$236,218
Cost of goods sold including occupancy costs	54,945	68,676	98,958	132,236
Gross profit	21,497	54,569	34,711	103,982

Expenses:
Selling, general and administrative	25,795	47,478	57,907	92,089
CEO transition costs	—	—	—	702
Impairment of assets	—	—	16,335	—
Depreciation and amortization	5,340	6,210	11,072	12,548
Total expenses	31,135	53,688	85,314	105,339

Operating income (loss)	(9,638)	881	(50,603)	(1,357)

Interest expense, net	(1,052)	(851)	(1,793)	(1,715)

Income (loss) before provision (benefit) for income taxes	(10,690)	30	(52,396)	(3,072)
Provision (benefit) for income taxes	24	(8)	44	(29)

Net income (loss)	$(10,714)	$38	$(52,440)	$(3,043)

Net income (loss) per share - basic and diluted	$(0.21)	$0.00	$(1.03)	$(0.06)

Weighted-average number of common shares outstanding:
Basic	51,078	49,867	50,918	49,734
Diluted	51,078	50,175	50,918	49,734

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(Fiscal 2020)	(Fiscal 2019)	(Fiscal 2020)	(Fiscal 2019)
Net income (loss)	$(10,714)	$38	$(52,440)	$(3,043)

Other comprehensive income before taxes:
Foreign currency translation	(5)	(59)	(39)	(83)
Pension plans	253	191	495	392
Other comprehensive income before taxes	248	132	456	309
Tax provision related to items of other comprehensive income	—	(30)	—	(81)
Other comprehensive income, net of tax	248	102	456	228
Comprehensive income (loss)	$(10,466)	$140	$(51,984)	$(2,815)

The accompanying notes are an integral part of the consolidated financial statements.

.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 1, 2020	63,297	$633	$312,933	(12,755)	$(92,658)	$(156,054)	$(6,431)	$58,423
Board of directors compensation	93	1	148					149
Stock compensation expense			452					452
Issuance of common stock, upon RSUs release	437	4	(4)					—
Deferred stock vested	6	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							242	242
Foreign currency, net of taxes							(34)	(34)
Net loss						(41,726)		(41,726)
Balance at May 2, 2020	63,833	$638	$313,529	(12,755)	$(92,658)	$(197,780)	$(6,223)	$17,506
Stock compensation expense			345					345
Deferred stock vested	8	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							253	253
Foreign currency, net of taxes							(5)	(5)
Net loss						(10,714)		(10,714)
Balance at August 1, 2020	63,841	$638	$313,874	(12,755)	$(92,658)	$(208,494)	$(5,975)	$7,385

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	August 1, 2020	August 3, 2019
	(Fiscal 2020)	(Fiscal 2019)
Cash flows from operating activities:
Net loss	$(52,440)	$(3,043)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization of deferred debt issuance costs	72	69
Impairment of assets	16,335	—
Depreciation and amortization	11,072	12,548
Stock compensation expense	797	928
Board of directors stock compensation	149	284

Changes in operating assets and liabilities:
Accounts receivable	3,645	23
Inventories	15,032	(3,537)
Prepaid expenses and other current assets	975	(889)
Other assets	622	(441)
Accounts payable	(13,230)	2,511
Operating leases, net	4,487	(2,115)
Accrued expenses and other liabilities	3,488	(5,420)
Net cash provided by (used for) operating activities	(8,996)	918

Cash flows from investing activities:
Additions to property and equipment, net	(2,128)	(7,597)
Net cash used for investing activities	(2,128)	(7,597)

Cash flows from financing activities:
Net borrowings under credit facility	27,225	7,502
Debt issuance costs associated with credit facility amendment	(25)	—
Tax withholdings paid related to net share settlements of RSUs	—	(198)
Net cash provided by financing activities	27,200	7,304
Net increase in cash and cash equivalents	16,076	625
Cash and cash equivalents:
Beginning of period	4,338	4,868
End of period	$20,414	$5,493

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

Impact of COVID-19 Pandemic on Business

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. The COVID-19 pandemic has had an adverse effect on the Company’s operations, employees, distribution and logistics, its vendors and customers.  All of the Company’s store locations were closed temporarily on March 17, 2020.  The Company began reopening stores in late April and by the end of June 2020 all retail stores had been reopened.  While all of our stores are open, they are operating with reduced operating hours and it has been and may continue to be necessary to close and re-open stores in response to any ongoing COVID concerns.

In response to the uncertainty that exists relating to the COVID-19 pandemic, the Company has taken significant precautionary measures to reduce expenses, preserve liquidity, and mitigate the adverse impact of the pandemic to the Company. The majority of the Company’s workforce was furloughed in March 2020 and 34 employees were laid-off in May 2020.  As store locations were reopened, employees were gradually brought back, however, due to the reduced store traffic and sales, 430 store associates were laid-off in July.  For the safety of its employees, employees at the Company’s headquarters will continue to work from home, where possible, until at least January 2021.  For store personnel and roles that require employees to be on-site, such as its distribution center, the Company is providing protective equipment, practicing social distancing and has increased sanitizing standards.  The management team (director-level and above) took a temporary salary reduction ranging from 10%-20% during the period April 5, 2020 through August 2, 2020 and the Company’s non-employee directors suspended their second quarter fiscal 2020 compensation.

In March 2020, as a proactive measure, the Company drew $30.0 million under its revolving facility in order to increase the Company’s cash position and preserve financial flexibility.  In addition, in April 2020 the Company entered into an amendment to its credit facility to, among other things, increase its borrowing base availability and permit the Company the ability to enter into promissory notes with its merchandise vendors.  See Note 3, Debt, for a discussion of the amendment. During the second quarter of fiscal 2020, the Company entered into rent concessions with the majority of its landlords, in the form of rent abatements, rent deferments and, to a lesser extent, lease term extensions. See Note 4, Leases, for more discussion. Further, since early March, the Company has taken proactive steps to manage cash by substantially eliminating capital spend, negotiating deferred payment terms with vendors and, in limited cases, entering into short term notes, reducing operating expenses and cancelling purchase orders for merchandise, where possible.  The Company intends to proceed cautiously and continue to take proactive steps to manage its liquidity.

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

Intangibles

In fiscal 2018, the Company purchased the rights to the domain name “dxl.com.”  The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset.  Due to the significant impact of the COVID-19 pandemic on the Company’s business during the first six months of fiscal 2020, the Company performed a qualitative review of the domain name as of May 2, 2020 and August 1, 2020, and concluded that it was more likely than not that the intangible asset was not impaired and therefore no quantitative assessment was required.  As a result of the ongoing uncertainty surrounding the impact of the COVID-19 pandemic on the Company’s operations, it may be necessary to perform similar qualitative reviews at various points throughout the remainder of fiscal 2020.

Accounts Payable

During the first six months of fiscal 2020, the Company received extended payment terms with certain of its merchandise vendors, by entering into short-term notes.  The short-term notes, totaling $3.5 million, have terms of less than one-year and accrue interest at an annual rate of 4.0%, with payments due monthly.  At August 1, 2020, the outstanding balance of the notes was $2.0 million and is included in Accounts Payable on the Consolidated Balance Sheet.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At August 1, 2020, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three and six months ended August 1, 2020 and August 3, 2019, respectively, were as follows:

	August 1, 2020			August 3, 2019
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(6,236)	$13	$(6,223)	$(5,371)	$(686)	$(6,057)

Other comprehensive income (loss) before reclassifications, net of taxes	77	(5)	72	27	(40)	(13)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	176	—	176	115	—	115

Other comprehensive income (loss) for the period	253	(5)	248	142	(40)	102

Balance at end of quarter	$(5,983)	$8	$(5,975)	$(5,229)	$(726)	$(5,955)

	August 1, 2020			August 3, 2019
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(6,478)	$47	$(6,431)	$(5,521)	$(662)	$(6,183)

Other comprehensive income (loss) before reclassifications, net of taxes	154	(39)	115	55	(64)	(9)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	341	—	341	237	—	237

Other comprehensive income (loss) for the period	495	(39)	456	292	(64)	228

Balance at end of quarter	$(5,983)	$8	$(5,975)	$(5,229)	$(726)	$(5,955)

(1)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $176,000 and $156,000 for the three-month period ended August 1, 2020 and August 3, 2019, respectively, and $341,000 and $321,000 for the six-month period ended August 1, 2020 and August 3, 2019, respectively.  As a result of the adoption of ASU 2019-12, as discussed below, there was no tax provision for the second quarter and first six months of fiscal 2020. The tax effect for the second quarter and first six months of fiscal 2019 was $41,000 and $84,000, respectively.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first six months of fiscal 2020.  There were no grants of stock options during the first six months of fiscal 2019.

August 1, 2020
Expected volatility	82.3% - 87.8%
Risk-free interest rate	0.22% - 0.27%
Expected life	3.0 - 4.0 yrs.
Dividend rate	—
Weighted average fair value of options granted	$0.32

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

As a result of the significant impact of the COVID-19 pandemic on the Company’s business during the first quarter of fiscal 2020 and the continued uncertainty, the Company reassessed the recoverability of the carrying value for its long-lived assets as of May 2, 2020, assuming that its stores would gradually open throughout the second quarter of fiscal 2020 but that consumer retail spending will remain substantially curtailed for a period of time.  Due to uncertainty around the duration and extent of the pandemic’s impact on future cash flows, the Company’s projections were based on multiple probability-weighted scenarios.  Based on the results of that assessment, the Company recorded an impairment charge of $16.3 million in the first quarter of fiscal 2020.  The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value.

There was no material impairment of long-lived assets in the second quarter of fiscal 2020 or for first six months of fiscal 2019.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in the first quarter of fiscal 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning accumulated deficit.

Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At August 1, 2020, the Company has no short-term leases.

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

See Note 4 ‘‘Leases’’ for additional information.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.” This guidance amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. Topic 326 replaces the existing incurred credit loss model with an impairment model (known as the current expected credit loss ("CECL") model), which is based on expected losses rather than incurred losses. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard in the first quarter of fiscal 2020 and it did not have a material impact on the Company’s Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the first six months of fiscal 2020, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

̶

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For the first six months of fiscal 2020 and fiscal 2019, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”.  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.1 million and $2.7 million at August 1, 2020 and February 1, 2020, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.0 million and $1.0 million at August 1, 2020 and February 1, 2020, respectively.

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

	For the three months ended				For the six months ended
(in thousands)	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
Store sales	$38,465	53.9%	$95,119	78.9%	$70,792	55.9%	$181,834	78.7%
Direct sales	32,959	46.1%	25,406	21.1%	55,841	44.1%	49,239	21.3%
Retail segment	$71,424		$120,525		$126,633		$231,073
Wholesale segment	5,018		2,720		7,036		5,145
Total Sales	$76,442		$123,245		$133,669		$236,218

3. Debt

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement, as amended, with Bank of America, N.A., as agent, providing for a secured $140.0 million credit facility.  On April 15, 2020, the Company entered into a Third Amendment to the Seventh Amended and Restated Credit Facility, as amended (the “Third Amendment”).  The Third Amendment, among other things, (i) extended the current advance rate of 10%, under the “first-in, last out” (FILO) term facility (the “FILO loan”), from May 24, 2020 to December 31, 2020, at which time it will step-down to 7.5%; (ii) lowered the Loan Cap, as described below, and eliminated the springing financial covenant, (iii) increased the Applicable Margins under the FILO and Revolving Facility (defined below) by 150 basis points and (iv) permitted the Company to enter into promissory notes with vendors in satisfaction of outstanding payables for existing goods, in an aggregate amount not to exceed $15.0 million (as amended, the “Credit Facility”).

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

To help manage its near-term liquidity in light of the uncertainty related to COVID-19 and provide financial flexibility, the Company drew $30.0 million under its secured revolving credit facility in March 2020. At August 1, 2020, the Company had outstanding borrowings under the Revolving Facility of $66.8 million, before unamortized debt issuance costs of $0.3 million. At August 1, 2020, outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $0.6 million. Unused excess availability was $12.4 million at August 1, 2020. Average monthly borrowings outstanding under the Revolving Facility during the first six months of fiscal 2020 were $69.2 million, resulting in an average unused excess availability of approximately $23.2 million. The Company’s ability to borrow under the Revolving Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Borrowings made pursuant to the Revolving Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%. The Company was also subject to an unused line fee of 0.25%. At August 1, 2020, the Company’s prime-based interest rate was 5.25%. At August 1, 2020, the Company had approximately $62.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 4.00%. The LIBOR-based contracts expired on August 3, 2020. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

Borrowings and repayments under the Revolving Facility for the six months ended August 1, 2020 and August 3, 2019 were as follows:

	For the six months ended
(in thousands)	August 1, 2020	August 3, 2019
Borrowings	$53,471	$72,384
Repayments	(26,246)	(64,882)
Net borrowings (repayments)	$27,225	$7,502

The fair value of the amount outstanding under the Revolving Facility at August 1, 2020 approximated the carrying value.

Long-Term Debt

Long-term debt at August 1, 2020 and February 1, 2020 is as follows:

(in thousands)	August 1, 2020	February 1, 2020
FILO Loan	$15,000	$15,000
Less: unamortized debt issuance costs	(159)	(187)
Total long-term debt	14,841	14,813
Less: current portion of long-term debt	—	—
Long-term debt, net of current portion	$14,841	$14,813

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

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings were increased by approximately 150 basis points. Accordingly, borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a carrying percentage based on the Company’s excess availability, of either 3.75% or 4.00% until May 24, 2021 or 3.25% or 3.50% after May 24, 2021 or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability of either 4.75% or 5.00% until May 24, 2021, or 4.25% or 4.50% after May 24, 2021.  At August 1, 2020, the outstanding balance of $15.0 million was in a 6-month LIBOR-based contract with an interest rate of 6.00%.  The LIBOR-based contract expired on November 15, 2020.  When a LIBOR-based contract expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The Company paid interest and fees totaling $1.6 million and $1.8 million for the six months ended August 1, 2020 and August 3, 2019, respectively.

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

Due to the COVID-19 pandemic and all stores having to close temporarily, the Company held rent payments for the period of April through June 2020.  During the second quarter of fiscal 2020, the Company received concessions with the majority of its landlords in the form of rent deferrals, abatements and, to a lesser extent, lease extensions.  For the remainder of the leases, the outstanding lease payments were paid and the leases remain in good standing.  ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied.  Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term.  In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has opted not to elect this practical expedient and instead account for these rent concessions as lease modifications during the second quarter of fiscal 2020 in accordance with ASC 842. As of August 1, 2020, no material amounts related to leases remain in Accounts Payable, and the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on second quarter concessions and lease modifications.

The following table is a summary of the Company’s components of net lease cost for the second quarter and first six months ended August 1, 2020 and August 3, 2019:

	For the three months ended		For the six months ended

	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
(in thousands)
Operating lease cost	$11,300	$13,215	$23,932	$26,468
Variable lease costs(1)	3,266	3,954	7,069	7,999
Total lease costs	$14,566	$17,169	$31,001	$34,467

(1)	Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the first six months ended August 1, 2020 and August 3, 2019 is as follows:

(dollars in thousands)	For the six months ended
Cash paid for amounts included in the measurement of lease liabilities:	August 1, 2020	August 3, 2019
Operating cash flows for operating leases (1)	$18,527	$29,221
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$559	$3,053
Net decrease in right-of-use assets due to lease modifications associated with rent concessions during the second quarter of fiscal 2020	$(578)	-

Weighted average remaining lease term	5.0 yrs.	5.6 yrs.
Weighted average discount rate	6.48%	7.10%

(1)

This decrease in cash payments for the first six months of fiscal 2020 as compared to the prior year is primarily due to rent abatements and deferments negotiated during the second quarter of fiscal 2020 for rent obligations due while stores were closed.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of August 1, 2020:

(in thousands)
2020 (remaining)	$27,978
2021	58,166
2022	49,959
2023	41,321
2024	31,031
Thereafter	38,509
Total minimum lease payments	$246,964
Less: amount of lease payments representing interest	36,028
Present value of future minimum lease payments	$210,936
Less: current obligations under leases	45,626
Long-term lease obligations	$165,310

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”).  All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan.   See Note 6, Stock-Based Compensation.

At August 1, 2020, the Company has three active LTIPs: 2018-2020 LTIP, 2019-2021 LTIP and 2020-2022 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage.  Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  All time-based awards under the 2018-2020 LTIP were granted in restricted stock units (RSUs) and the time-based awards for the 2019-2021 LTIP were granted in a combination of 50% RSUs and 50% cash. For the 2020-2022 LTIP, the time-based awards were granted in a combination of 50% stock options and 50% cash.

Performance targets for the 2018-2020 LTIP, 2019-2021 LTIP and 2020-2022 LTIP were established and approved by the Compensation Committee on October 24, 2018, August 7, 2019, and June 11, 2020, respectively.  The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2021, August 31, 2022 and August, 31, 2023, respectively.  The time-based awards under the 2018-2020 LTIP, 2019-2021 LTIP and 2020-2022 LTIP vest in four equal installments through April 1, 2022, April 1, 2023 and April 1, 2024, respectively.  Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2018-2020 LTIP, 2019-2021 LTIP and 2020-2022 LTIP is estimated to be approximately $3.7 million, $3.8 million and $3.8 million, respectively.  Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 41 months, 44 months and 46 months, respectively.

Through the end of the second quarter of fiscal 2020, the Company has accrued $0.2 million for performance awards under the 2018-2020 LTIP and $0.1 million for performance awards under the 2020-2022 LTIP.  There was no accrual at August 1, 2020 for performance awards under the 2019-2021 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  On August 8, 2019, the Company’s shareholders approved an amendment to increase the share reserve by an additional 2,800,000 shares. At August 1, 2020, the Company had 842,466 shares available under the 2016 Plan. Subsequent to the end of the second quarter of fiscal 2020, the Company’s shareholders approved an amendment to increase the share reserve by an additional 1,740,000 shares.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At August 1, 2020, 464,016 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan, 2016 Plan and inducement awards, on a combined basis, for the first six months of fiscal 2020:

	RSUs (1)	Deferred shares (2)	Fully-vested shares (3)	Performance Share Units (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	1,420,803	295,604	—	720,000	2,436,407	$1.95
Shares granted	—	45,714	69,440	—	115,154	$1.08
Shares vested/issued	(436,839)	(13,936)	(69,440)	—	(520,215)	$2.20
Shares canceled	(17,443)	—	—	—	(17,443)	$2.11
Outstanding non-vested shares at end of quarter	966,521	327,382	—	720,000	2,013,903	$1.84

(1)	During the first six months of fiscal 2020, the vesting of RSUs was primarily related to the time-based awards under the Company’s LTIP plans, see Note 5, Long-Term Incentive Plans.
(2)

The 45,714 shares of deferred stock, with a grant date fair value of $49,371, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director pursuant to the Company’s Fourth Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”)

(3)

During the first six months of fiscal 2020, the Company granted 69,440 shares of stock, with a fair value of approximately $74,995, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Non-Employee Director Compensation Plan.

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

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (in 000's)
Stock Options
Outstanding options at beginning of year	754,833	$4.84	2.6 years	$—
Options granted (1)	3,185,542	$0.55	—	2
Options expired and canceled	(264,146)	$4.85	—	—
Options exercised	—	—	—	—
Outstanding options at end of quarter	3,676,229	$1.12	9.0 years	$—
Options exercisable at end of quarter	490,687	$4.83	3.1 years	$—

(1)

In the second quarter of fiscal 2020, the Company granted to Mr. Kanter a stock option to purchase 450,000 shares of the Company’s common stock, at an exercise price of $0.64 per share, which will vest over 34 months. The Company also granted stock options to purchase an aggregate of 2,735,542 shares of the Company’s common stock, at an exercise price of $0.53 per share, in connection with the time-based grant of awards under its 2020-2022 LTIP, see Note 5, Long-Term Incentive Plans.

For the first six months of fiscal 2020, the Company granted stock options to purchase an aggregate of 3,185,542 shares of common stock and 45,714 shares of deferred stock.  For the first six months of fiscal 2019, the Company granted 720,000 PSUs, 390,299 RSUs and 43,455 shares of deferred stock.  The Company’s non-employee directors voted to suspend their compensation for the second quarter of fiscal 2020. Subsequently, such compensation resumed in the third quarter of fiscal 2020.

Non-Employee Director Compensation Plan

The Company granted 23,148 shares of common stock, with a fair value of approximately $24,999, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2020. As mentioned above, the non-employee directors voted to suspend their second quarter compensation.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.8 million and $0.9 million for the first six months of fiscal 2020 and fiscal 2019, respectively. The total compensation cost related to time-vested stock options, RSU and PSU awards not yet recognized as of August 1, 2020 was approximately $2.7 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 32 months.

7. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	51,078	49,867	50,918	49,734
Common stock equivalents – stock options and restricted stock (1)	—	308	—	—
Diluted weighted average common shares outstanding	51,078	50,175	50,918	49,734

(1)

Common stock equivalents of 178 shares and 206 shares for the three and six months ended August 1, 2020, respectively, and 415 shares for the six months ended August 3, 2019, were excluded due to the net loss in each period.

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

	For the three months ended		For the six months ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
(in thousands, except exercise prices)
Stock options	3,676	865	3,676	850
Restricted stock units	963	1,056	963	1,040
Restricted and deferred stock	160	85	160	63
Range of exercise prices of such options	$0.53 - $7.02	$1.85 - $7.02	$0.53 - $7.02	$2.00 - $7.02

The above options, which were outstanding at August 1, 2020, expire from January 31, 2021 to June 11, 2030.

Excluded from the computation of basic and diluted earnings per share for both periods were 720,000 shares of unvested performance stock units.  These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved.  In addition, 327,382 shares and 242,040 shares of deferred stock at August 1, 2020 and August 3, 2019, respectively, were excluded from basic earnings per share.  Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

Since the end of fiscal 2014, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, the Company believes that a full valuation allowance remains appropriate at this time, based on the Company’s forecast for fiscal 2020.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.  At August 1, 2020, the Company had total deferred tax assets of $107.4 million, total deferred tax liabilities of $47.4 million and a valuation allowance of $60.0 million.

As of August 1, 2020, for federal income tax purposes, the Company has net operating loss carryforwards of $158.2 million, which will expire from fiscal 2022 through fiscal 2036 and net operating loss carryforwards of $34.0 million that are not subject to expiration.  For state income tax purposes, the Company has $112.2 million of net operating losses that are available to offset future taxable income, which will expire from fiscal 2020 through fiscal 2040.  Additionally, the Company has $3.9 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2040.

The Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at August 1, 2020 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act") was signed into law. This law includes several taxpayer favorable provisions which may impact the Company including relaxed interest expense limitations, a carryback of net operating losses, permitted accelerated depreciation on certain store build out costs and allowance for the deferral of employer FICA taxes. The CARES Act also included an Employee Retention Credit, which provided the Company with a $1.2 million refundable tax credit in the second quarter of fiscal 2020.  The refundable tax credit allowed eligible employers to receive a 50% tax credit for each employee up to $10,000 in wages and other eligible expenses. This credit only impacts payroll taxes, which are recorded in pre-tax income and has no impact on the income tax provision.  In addition, it provided for the accelerated payment of any refundable alternative minimum tax credit (“AMT”).  Accordingly, during the second quarter of fiscal 2020, the Company received $1.1 million for its refundable AMT receivable.

The discrete tax rate method was used for calculating tax expense for the second quarter and first six months of fiscal 2020 and fiscal 2019.  The net tax provision for the second quarter and first six months of fiscal 2020, primarily related to certain states’ margin tax.  The Company’s net tax benefit for the second quarter and first six months of fiscal 2019 was the result of the deferred tax impact of $30,000 and $81,000, respectively, in other comprehensive income (loss), which resulted in a corresponding decrease in valuation allowance.  This income tax benefit was partially offset by tax expense, primarily for certain states’ margin tax.

9. CEO Transition Costs

Results for the first six months of fiscal 2019, included $0.7 million related to CEO search costs, Acting CEO consulting costs, housing allowance and legal fees.

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

The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Global Select Market. The Company intends to monitor the closing bid price of the Company’s common stock to allow a reasonable period for the price to rebound from its recent decline but will continue to consider its available options to regain compliance. Subsequent to the end of the second quarter of fiscal 2020, on August 12, 2020, the Company received approval from its shareholders to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio of not less than 1-for-2 and not more than 1-for-5, such ratio, and the timing and implementation of such reverse stock split, to be determined in the sole discretion of the Company’s Board of Directors. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our ability to withstand the impact of the COVID-19 pandemic on our business and results in fiscal 2020 and to manage through the pandemic, our efforts to restructure and reduce costs, expected inventory levels in the second half of 2020, the impact of direct sales on results in fiscal 2020, the ability to keep some or all of our reopened stores open and operating during more normalized hours, and our expected liquidity for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended February 1, 2020, included in our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities and Exchange Commission on March 19, 2020 (our “Fiscal 2019 Annual Report”).

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail, wholesale and direct operations in the United States and Toronto, Canada.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At August 1, 2020, we operated 228 Destination XL stores, 17 DXL outlet stores, 49 Casual Male XL retail stores, 23 Casual Male XL outlet stores. Our e-commerce site, dxl.com, supports our stores, brands and product extensions.

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

DIRECT SALES

Our customer’s shopping experience continues to evolve across multiple channels and we are continually adapting to meet our guests’ needs.  The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in a store and, more recently due to the COVID-19 pandemic, pick-up at curbside.  As we continue to invest in building our e-commerce platform, bringing a heightened digital focus to our Company, additional disclosure on our e-commerce growth as it relates to our current initiatives is important.  We define store sales as sales that originate and are fulfilled directly at the store level.  E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

COMPARABLE SALES

Due to the fact that our stores were closed temporarily during much of the second quarter and first six months of fiscal 2020 and continue to operate with reduced hours due to the COVID-19 pandemic, we have not included a discussion of comparable sales for the second quarter and first six months of fiscal 2020 as we do not believe it provides a meaningful metric of our performance during the period.

RESULTS OF OPERATIONS

Impact of COVID-19 Pandemic on Our Business

On March 11, 2020, the World Health Organization declared COVID-19 as a global pandemic. The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for men’s clothing and accessories. While the pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations, we moved early and decisively over the past several months to preserve our financial flexibility and position ourselves to withstand the short-term impact of the pandemic and its impact on the consumer. We continue to communicate consistently and transparently with our employees, suppliers, landlords and banks and believe this direct and active communication has meaningfully enhanced the level of partnership and trust to support the plans we have in place to manage through the pandemic.

We closed all of our retail stores on March 17, 2020 and, beginning at the end of April 2020 and continuing into the second quarter of fiscal 2020, we started to gradually reopen stores.  As of the end of June, all stores had been reopened although all operating at reduced hours. Since the reopening, some stores have had to close for periods of time. Store sales were gradually improving in the early weeks of the second quarter, but we started to see some dips as certain key areas of the country began experiencing a resurgence of the virus.  We expect that this uncertainty will continue for the remainder of fiscal 2020 and we may have to close and reopen certain store locations to protect our associates and customers, in response to state and local guidelines.  Accelerating the trend that we saw in the first quarter of fiscal 2020, sales from our direct business increase by $7.6 million, and accounted for approximately 46.1% of our retail sales compared to 21.1% for last year’s second quarter and it is playing a vital role as we are seeing our customers’ shopping preferences shift to online.  Given the increased demand, we have been very fortunate that our distribution center has been able to operate without any business disruption.  As we previously announced, we began selling protective masks through our wholesale business in the second quarter of fiscal 2020.  The sale of protective masks to wholesale accounts accounted for $4.1 million of our $5.0 million in wholesale sales.

We believe that managing and preserving our liquidity is our top priority to navigate through the pandemic.  We have been proactive and decisive in managing our cash obligations.  We proactively worked with our leasing partners to mitigate cash burn from short-term lease obligations while our stores were closed.  Over the past two quarters, we have worked with our vendors on extended payment terms, including entering into short-term promissory terms with vendors. During the second quarter, we negotiated short term rent relief agreements, primarily through rent abatements and rent deferments, with the majority of our landlords.  As a result of lease modifications, the Company has reduced rent payments by approximately $10.0 million for fiscal 2020.  As of the end of the second quarter, all store leases were current and in good standing.

We have restructured our business, where possible, to reduce operating costs to align with expected sales levels.  All of our store associates and approximately 60% of our corporate office had been on furlough since March 2020. As we reopened stores in the second quarter, we gradually brought many of these associates back, doing our best to extend benefits to others remaining on furlough.  However, given our current sales expectations in light of the continuing impact of the pandemic on consumer spending, there were approximately 34 corporate associates in May 2020 and 430 store associates in July 2020 that were terminated and not brought back from furlough.  In addition to the furlough, our corporate management team (director level and above) also took a temporary salary reduction, ranging from 10% to 20%, from April 5, 2020 until the end of the second quarter and our non-employee members of board of directors suspended their compensation for the second quarter as well. We also eliminated much of our advertising expense during the second quarter, focusing our marketing spend on digital advertising.

In the first quarter of fiscal 2020, we drew $30.0 million under our revolving credit facility to preserve our access to cash and we also amended our credit facility to improve our excess availability under our revolver.  At August 1, 2020, we had $20.4 million in cash, total debt outstanding, net of debt issuance costs, of $81.4 million and remaining availability under our credit facility of $12.4 million.

Total debt, net of cash, for the second quarter of fiscal 2020 was $61.0 million, as compared to $58.7 million in the second quarter of fiscal 2019.  At August 1, 2020, our accounts payable balance of $18.5 million, which included $2.0 million of promissory notes payable through April 2021, compared to an accounts payable balance of $36.9 million at August 3, 2019.  As we previously mentioned, we cancelled approximately $148 million, at retail, in merchandise receipts for fiscal 2020, and have been focused on keeping our current inventory healthy.  At August 1, 2020, our inventory was at $87.4 million, down from $110.4 million at the end of the second quarter last year.  While we expect our inventory to increase in the third quarter as we prepare for the fall season, this lower level of inventory negatively impacts our availability under the credit facility.  Our access to liquidity will remain our primary objective for the balance of fiscal 2020 and we do believe that we have sufficient liquidity to meet our working capital requirements over the next twelve months, given no further significant shutdowns of the economy.

As we head into the second half of fiscal 2020, we are cautiously optimistic.  Prior to the COVID-19 pandemic, our key objective was to grow our direct business, and with the current pandemic, those initiatives have just been accelerated and we are working to meet the changing shopping behaviors of our customers.  We are working towards becoming a “digital first” retailer, because the vast majority of consumers begin their shopping experience, whether it be online or in a store, with their digital phones.  With the current disruption in the retail landscape, we also see potential opportunity to attract a new customer base to our business.

Financial Summary

The following is a summary of results for the second quarter and the first six months of fiscal 2020 as compared to the prior year, including adjusted EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted EBITDA.

	For the three months ended		For the six months ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
(in millions, except per share data)
Net income (loss)	$(10.7)	$0.0	$(52.4)	$(3.0)
Adjusted EBITDA (Non-GAAP basis)	$(4.3)	$7.1	$(23.2)	$11.9

Per diluted share:
Net income (loss)	$(0.21)	$0.00	$(1.03)	$(0.06)
Adjusted net income (loss) (Non-GAAP basis)	$(0.15)	$0.00	$(0.52)	$(0.04)

Sales

	For the three months ended				For the six months ended
(in thousands)	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
Store sales	$38,465	53.9%	$95,119	78.9%	$70,792	55.9%	$181,834	78.7%
Direct sales	32,959	46.1%	25,406	21.1%	55,841	44.1%	49,239	21.3%
Retail segment	$71,424		$120,525		$126,633		$231,073
Wholesale segment	5,018		2,720		7,036		5,145
Total Sales	$76,442		$123,245		$133,669		$236,218

Total sales for the second quarter of fiscal 2020 decreased 38.0% to $76.4 million from $123.2 million in the second quarter of fiscal 2019.  We were able to open our stores sooner than expected during the second quarter, and by the end of June, all locations had been reopened.  However, with the resurgence of the virus in certain key areas of the country, we started to experience a slowdown in sales from stores in those impacted geographies as July progressed. We continued to see a shift to online shopping during the second quarter and expect to see a similar trend through the remainder of fiscal 2020. Sales from direct business were driven by sales from our DXL.com website, which increased 69% over the prior year second quarter. The strong growth in our direct business, is a direct outcome of the digital strategies we have implemented and the customers’ shift in shopping preferences further grow in response to COVID-19.  Our wholesale business contributed $5.0 million in sales during the second quarter, as compared to $2.7 million in the prior year, driven primarily by the sale of $4.1 million in protective masks.

Total sales for the first six months of fiscal 2020 decreased 43.4% to $133.7 million from $236.2 million for the first six months of fiscal 2019.  This decrease was principally due to the closing of all of our store locations on March 17, 2020 as well as the decrease in consumer spending as a direct result of the COVID-19 pandemic.  With increasing unemployment and the continued uncertainty surrounding the pandemic, we expect to continue to market to our customers primarily through digital and direct means, in an effort to drive traffic to both our website and stores.

Gross Margin Rate

For the second quarter of fiscal 2020, our gross margin rate, inclusive of occupancy costs, was 28.1% as compared to a gross margin rate of 44.3% for the second quarter of fiscal 2019. The decrease of 16.2% was comprised of a decline of 5.1% from the deleveraging in occupancy costs, due to the decreased sales base, and a decrease of 11.1% in merchandise margins.  Although merchandise margins were down in the second quarter, they were better than expected.  We remained highly promotional during the first half of the second quarter in order to reduce inventories and drive our on-line business, but began to scale back after Father’s Day.  Our gross margin improved significantly post Father’s Day, where we saw a merchandise margin improvement of 1260 basis points for the month of July, as compared to May.  Because of the growth in our direct channel and free shipping promotions, shipping costs for the second quarter increased over the prior year.  Because of the growth in our direct channel and free shipping promotions, shipping costs for the second quarter increased over the prior year.

For the first six months of fiscal 2020, our gross margin, inclusive of occupancy costs, was 26.0% as compared to 44.0% for the first six months of fiscal 2019.  The decrease of 18.1% was comprised of a decline of 8.6% from the deleveraging in occupancy costs, due to the store closures and overall reduced sales base, and a decrease of 9.5% in merchandise margins. The decrease in merchandise margins reflects the increased promotional posture we took in response to COVID-19 and an increase in our inventory reserves of approximately $0.7 million in the first quarter of fiscal 2020. We have been highly promotional since our stores closed to encourage our customers to shop online and to mitigate a build-up of seasonal inventory.

Although by its nature, margins from our wholesale business are lower than our retail business, the gross margin rate in the second quarter and first six months of fiscal 2020 for wholesale significantly improved over the prior year.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the second quarter of fiscal 2020 were 33.7% as compared to 38.5% for the second quarter of fiscal 2019. On a dollar basis, SG&A decreased by $21.7 million, or 45.7%, for the second quarter of fiscal 2020 as compared to the prior year.  For the first six months of fiscal 2020, SG&A expenses were 43.3% as compared to 39.0% for the first six months of fiscal 2019.  On a dollar basis, SG&A expense decreased $34.2 million or 37.1%.

We took several steps to reduce our operating costs while our stores were closed, including the furlough of both our store associates and certain corporate associates, a reduction in marketing costs, a temporary salary reduction of 10-20% for management and the suspension of non-employee director compensation for the second quarter.  As we reopened stores during the second quarter, our operating costs were realigned with the expected sales levels and associates were brought back on a staggered schedule.  We continue to assess and rationalize our entire SG&A cost structure. Given the changes to our business as a result of this pandemic, we are restructuring various areas to ensure that we can operate most efficiently.  This included the elimination of approximately 34 corporate positions in the first quarter of fiscal 2020 and an additional 430 store associates in the second quarter.  With the reduced sales levels and store traffic, our stores are operating at minimal staffing levels and we did not see an opportunity, at this time, to bring back certain positions from furlough, such as tailors and wardrobe consultants.

SG&A expenses are managed through two primary cost centers:  Customer Facing Costs and Corporate Supporting Costs.  Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 20.0% of sales for the first six months of fiscal 2020 as compared to 23.3% of sales for the first six months of last year.  Corporate Supporting Costs, which include the distribution center, support, and other corporate overhead costs, represented 23.3% of sales for the first six months of fiscal 2020 compared to 15.7% of sales for the first six months of last year.

Impairment of Assets

We regularly review assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed.  Based on the indicators present in the first quarter of fiscal 2020, we completed a recoverability analysis, which included the impact of the COVID-19 pandemic on the operations of our stores and we used projections that were based on multiple probability-weighted scenarios, assuming that our stores gradually open throughout the second quarter of fiscal 2020 but that consumer retail spending will remain substantially curtailed for a period of time.  As a result of that analysis, in the first quarter of fiscal 2020 we recorded an impairment charge of $16.3 million. The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets, related to leases where the carrying value exceeded fair value, and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value. No impairment charge was recorded in the second quarter of fiscal 2020, however, as discussed above, there remains uncertainty regarding the impact of the COVID-19 pandemic on our future results of operations, which could result in additional impairments.

Depreciation and Amortization

Depreciation and amortization for the second quarter and first six months of fiscal 2020 of $5.3 million and $11.1 million, respectively, decreased from $6.2 million and $12.5 million for the second quarter and first six months of fiscal 2019.

Interest Expense, Net

Net interest expense for the second quarter and first six months of fiscal 2020 increased to $1.1 million and $1.8 million, respectively, as compared to $0.9 million and $1.7 million, respectively, for the second quarter and first six months of fiscal 2019 due to an increase in average borrowings, and an increase in the effective borrowing rates.  As a result of our recent amendment to our Credit Facility in

April 2020, our interest rates under our Credit Facility, which includes our FILO loan, increased by approximately 150 basis points, which will increase our interest costs on a go-forward basis for the remainder of fiscal 2020. In addition, as discussed above, on March 20, 2020, we drew approximately $30.0 million against our revolving credit facility. This action was taken to provide the Company with flexibility to manage its cash flow during this uncertain time.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2013.  Based on our forecast for fiscal 2020, we believe that a full valuation allowance continues to remain appropriate at this time.

The discrete tax rate method was used for calculating tax expense. Due to current period losses, our current tax provision for the first six months of fiscal 2020 and fiscal 2019 was primarily due to current state margin tax, based on gross receipts less certain deductions.  The total income tax benefit for the second quarter and first six months of fiscal 2019 also included a deferred tax impact of $30,000 and $81,000, respectively, in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance.

Net Loss

For the second quarter of fiscal 2020, we had a net loss of $(10.7) million, or $(0.21) per diluted share, compared with net income of $0.0 million, or $0.00 per diluted share, for the second quarter of fiscal 2019. For the first six months of fiscal 2020, we had a net loss of $(52.4) million, or $(1.03) per diluted share, as compared to a net loss of $(3.0) million, or $(0.06) per diluted share.

On a non-GAAP basis, before asset impairment costs and CEO transition costs and assuming a normalized tax rate of 26% for all periods, adjusted net loss per share for the second quarter and first six months of fiscal 2020 was ($0.15) per diluted share and ($0.52) per shares, respectively, as compared to adjusted net income (loss) of $0.00 per diluted share and ($0.04) per diluted share, respectively, for the second quarter and first six months of 2019.

Inventory

Our inventory on August 1, 2020, decreased approximately $23.0 million to $87.4 million, as compared to $110.4 million at August 3, 2019.  We began reacting to the pandemic with respect to inventory in early March by ultimately cancelling approximately $148 million, at retail, of open orders for fiscal 2020. With respect to the remainder of fiscal 2020, we expect to be responsive to business changes, but expect that our fall inventory buys will be below fiscal 2019 levels.  Our objective is to maintain a healthy inventory, which will include narrowing our assortment while also continuing to manage clearance levels.  At August 1, 2020, our clearance inventory decreased by $2.2 million and represented 11.3% of our total inventory, as compared to 10.9% at August 3, 2019.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in April 2020 (“Credit Facility”). Although our cash flows from operations has been significantly impacted by the lost revenue as of result of the COVID-19 pandemic, we believe that we have taken sufficient steps to manage our available cash flow for the foreseeable future.  During the first six months of fiscal 2020, we amended our Credit Facility to increase our borrowing base, negotiated extended payment terms with vendors, cancelled inventory purchase orders, reduced operating costs and reduced capital spending.  Based on our current projections, we believe our cash on hand, availability under our Credit Facility, ongoing cash generated from our direct business, wholesale business and from the our retail operations, although they are operating on reduced hours, will be sufficient to cover our working capital requirements and limited capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic will impact our financial results will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

For the first six months of fiscal 2020, cash flow from operations decreased by approximately $9.9 million to $(9.0) million as compared to $0.9 million for the first six months of fiscal 2019.  Free cash flow, a non-GAAP measure, decreased by $4.4 million to $(11.1) million for the first six months of fiscal 2020 as compared to $(6.7) million for the first six months of fiscal 2019. The primary reason for this decrease in free cash flow was due to a decrease in earnings offset by a decrease in capital expenditures. Cash flow from financing activities increased $19.9 million to $27.2 million for the first six months of fiscal 2020 as compared $7.3 million for the first six months of fiscal 2019, due to the $30.0 million draw-down on our Credit Facility in March 2020 to provide the Company with financial flexibility during the pandemic.

The following is a summary of our total debt outstanding at August 1, 2020 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$66,803	$(258)	$66,545
FILO Loan	15,000	(159)	14,841
Total debt	$81,803	$(417)	$81,386

Our Credit Facility provides for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, may be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase (the “Revolving Facility”).  The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the Revolving Facility under the Credit Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  The current maturity date is May 24, 2023.

We had outstanding borrowings of $66.8 million under the Credit Facility at August 1, 2020. At August 1, 2020, outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $0.6 million.  The average monthly borrowing outstanding under the Credit Facility during the first six months ended August 1, 2020 was approximately $69.2 million, resulting in an average unused excess availability of approximately $23.2 million. Unused excess availability at August 1, 2020 was $12.4 million.

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

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings were increased by approximately 150 basis points.  Accordingly, current borrowings made under the FILO loan bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 3.75% or 4.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 4.75% or 5.00%.  At August 1, 2020, the outstanding balance of $15.0 million was in a 6-month LIBOR-based contract with an interest rate of 6.00%.

Capital Expenditures

The following table sets forth the open stores and related square footage at August 1, 2020 and August 3, 2019, respectively:

	August 1, 2020		August 3, 2019
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	228	1,729	220	1,697
DXL Outlets	17	82	16	82
Casual Male XL Retail	49	160	60	200
Casual Male Outlets	23	69	29	88
Rochester Clothing	-	-	3	36
Total Stores	317	2,040	328	2,103

In our efforts to preserve our liquidity, we have reduced the majority of our capital spending, unless such spending is necessary to our immediate business needs.  Our capital expenditures for the first six months of fiscal 2020 were $2.1 million as compared to $7.6 million for the first six months of fiscal 2019.  During the first six months of fiscal 2020, we closed five Casual Male XL outlets and one Casual Male XL retail store.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Form 10-K for the year ending February 1, 2020.  See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Adjusted net income (loss), adjusted net income (loss) per diluted share, free cash flow and Adjusted EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net loss or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

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

	For the three months ended				For the six months ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss) (GAAP basis)	$(10,714)	$(0.21)	$38	$0.00	$(52,440)	$(1.03)	$(3,043)	$(0.06)
Adjust:
CEO transition costs	-		-		-		702
Impairment of assets	-		-		16,335		-
Add back actual income tax provision (benefit)	24		(8)		44		(29)
Add income tax (provision) benefit, assuming a normal tax rate of 26%	2,779		(8)		9,376		616

Adjusted net income (loss) (non-GAAP basis)	$(7,911)	$(0.15)	$22	$0.00	$(26,685)	$(0.52)	$(1,754)	$(0.04)

Weighted average number of common shares
outstanding on a diluted basis		51,078		50,175		50,918		49,734

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the six months ended
(in millions)	August 1, 2020	August 3, 2019
Cash flow from operating activities (GAAP basis)	$(9.0)	$0.9
Capital expenditures, infrastructure projects	(1.4)	(5.2)
Capital expenditures for DXL stores	(0.7)	(2.4)
Free Cash Flow (non-GAAP basis)	$(11.1)	$(6.7)

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before CEO transition costs and any impairment of assets.  We believe that adjusted EBITDA is useful to investors in evaluating our performance.

	For the three months ended		For the six months ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
(in millions)
Net income (loss) (GAAP basis)	$(10.7)	$0.0	$(52.4)	$(3.0)
Add back:
CEO transition costs	-	-	-	0.7
Impairment of assets	-	-	16.3	-
Provision (benefit) for income taxes	-	-	0.0	-
Interest expense	1.1	0.9	1.8	1.7
Depreciation and amortization	5.3	6.2	11.1	12.5
Adjusted EBITDA (non-GAAP basis)	$(4.3)	$7.1	$(23.2)	$11.9

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

At August 1, 2020, we had outstanding borrowings of approximately $66.8 million, of which approximately $62.0 million were in LIBOR-based contracts with an interest rate of approximately 4.00%. The remainder was prime-based borrowings, with a rate of 5.25%.  At August 1, 2020, the $15.0 million outstanding borrowings under the FILO loan were in a LIBOR-based contract with an interest rate of 6.00%.

Based upon a sensitivity analysis as of August 1, 2020, assuming average outstanding borrowing during the first six months of fiscal 2020 of $69.2 million under our Credit Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $421,000 on an annualized basis.

Foreign Currency

Our two DXL stores located in Ontario, Canada conduct business in Canadian dollars.  Both stores were closed temporarily on March 17, 2020 due to the COVID-19 pandemic and did not reopen until June 2, 2020 and June 16, 2020.  Sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 1, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

While the majority of our employees are working remotely during the COVID-19 pandemic, we have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first six months ended August 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial results and liquidity.  All of our stores were closed on March 17, 2020 and remained closed the end of April 2020, at which point we began to open our stores on a gradual basis through June 30, 2020.  While our direct and wholesale businesses were operational, our total revenues for the first six months of fiscal 2020 decreased by approximately 43.4%.  Based on the continuing uncertainty regarding the pandemic, we are unable, within reason, to estimate the impact to the remainder of fiscal 2020.  As such, we are focused on mitigating the effects of the COVID-19 pandemic and preserving our liquidity. These efforts included, among other things, (i) the furloughing of substantially all of our associates while our stores remained closed, (ii) temporarily reducing, on a tiered basis, the salaries of all members of management through August 2, 2020, (iii) suspending merit increases, (iv) eliminating approximately 34 positions in May 2020 and an additional 430 store associates in July 2020, (v) suspending compensation for non-employee directors for the second quarter of fiscal 2020, (vi) eliminating capital expenditures and operating expenses, where possible, (vii) negotiating with vendors and landlords for extended payment terms, (viii) cancelling approximately $148.0 million of on-order merchandise, at retail, (ix) drawing approximately $30.0 million under our credit facility and amending that facility to increase our borrowing base availability by delaying the step-down of our advance rates and amending the agreement to permit the Company the ability to enter into an aggregate of up to $15.0 million in promissory notes with merchandise vendors, and (x) pursuing all opportunities that may be available to us under the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act").

The above actions may not be successful in mitigating the effects of this pandemic, which is highly uncertain and difficult to predict, and the actions that we take may negatively impact or delay our strategic initiatives. For example, even though the majority of our stores have reopened, we cannot be assured that (i) consumer demand and, therefore, sales will return to levels experienced prior to the pandemic, (ii) new practices or protocols could impact our business and may continue and/or increase, such as, for example, occupancy limitations, (iii) our stores can remain open if there is a resurgence of the virus and therefore need to close again, or (iv) our associates will be willing to staff our stores, as a result of health concerns. Furthermore;

•	we may not be able to effectively manage our operating costs on a lower sales base;
•	we may not be able to effectively manage the availability under our Credit Facility;
•	we cannot be assured that inventory costs will not increase or that inventory will be readily accessible from our vendors;

and

•	we cannot be assured that we will not have further impairments of our long-lived assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2020 Annual Incentive Plan

On June 23, 2020, the Compensation Committee established the performance metrics for the 2020 Annual Incentive Plan (“AIP”), in which our Named Executive Officers participate.  Our Named Executive Officers, as reported in the 2019 Proxy Statement are Messrs. Kanter, Stratton, Molloy, Chane and Gaeta.  The potential payout for each performance metric is based on full-year results for fiscal 2020.  A participant’s payout under the AIP is based on earned wages, accordingly, each participant’s earned wages for fiscal 2020 reflect a reduction in normal earnings due to either: (i) furlough or (ii) temporary pay reductions, ranging from 10% to 20%.  Each of our Named Executive Officers took a temporary salary reduction of 20% for the period April 5, 2020 through August 2, 2020.

For fiscal 2020, Mr. Kanter, Mr. Stratton and Mr. Molloy will participate at 100%, 55% and 50% of their respective earned wages while Messrs. Chane and Gaeta will participate at 40% of their respective earned wages.

The following performance metrics and potential payouts levels are derived from the Company’s annual operating plan and budget for fiscal 2020, as revised in March 2020 for the COVID-19 pandemic.  These metrics are intended to be achievable, with an approximate 50% probability; however, given the uncertainty surrounding the COVID-19 pandemic and its impact on our financial results, there is an inherent risk that these metrics may not be attainable.  Consistent with prior years, we will disclose the actual targets under the AIP once the performance period has ended.

		Potential Payout
Performance Metric	Weight	Threshold (50% payout)	Target (100% payout)	Maximum (150% payout, except Kanter where payout is 200%)

Sales	40%	94.1%	100.0%	105.9%

Adjusted EBITDA	40%	89.1%	100.0%	110.9%

Personal Goals (1)	20%	-	100.0%	150.0%

(1)	Personal goals are part of the Company’s annual performance review. The personal goals are a combination of quantifiable and qualitative goals specific to their respective corporate function.

Item 6. Exhibits.

4.1	Form of Indenture (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-238929) filed June 4, 2020 and incorporated herein by reference).

10.1	Third Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2020 and incorporated herein by reference).

10.2	Amended Employment Agreement between the Company and Ujjwal Dhoot effective as of August 2, 2020.

10.3	Form of Non-Qualified Option Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan, as amended).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 27, 2020	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)