Form 10-Q
period 2020-10-31
DESTINATION XL GROUP, INC.
filed 2020-11-20
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of November 13, 2020, the registrant had 51,880,030 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 31, 2020	February 1, 2020
	(Fiscal 2020)	(Fiscal 2019)

ASSETS
Current assets:
Cash and cash equivalents	$21,417	$4,338
Accounts receivable	5,222	6,219
Inventories	94,898	102,420
Prepaid expenses and other current assets	5,535	10,883
Total current assets	127,072	123,860

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	60,617	78,279
Operating lease right-of-use assets	147,540	186,413
Intangible assets	1,150	1,150
Other assets	540	1,215
Total assets	$336,919	$390,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,580	$31,763
Accrued expenses and other current liabilities	22,837	18,123
Operating leases, current	45,616	41,176
Borrowings under credit facility	68,019	39,301
Total current liabilities	165,052	130,363

Long-term liabilities:
Long-term debt	14,855	14,813
Operating leases, non-current	150,906	182,051
Other long-term liabilities	5,049	5,267
Total long-term liabilities	170,810	202,131

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 64,323,455 and 63,297,598 shares issued at October 31, 2020 and February 1, 2020, respectively	643	633
Additional paid-in capital	314,316	312,933
Treasury stock at cost, 12,755,873 shares at October 31, 2020 and February 1, 2020	(92,658)	(92,658)
Accumulated deficit	(215,516)	(156,054)
Accumulated other comprehensive loss	(5,728)	(6,431)
Total stockholders' equity	1,057	58,423
Total liabilities and stockholders' equity	$336,919	$390,917

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(Fiscal 2020)	(Fiscal 2019)	(Fiscal 2020)	(Fiscal 2019)

Sales	$85,171	$106,581	$218,840	$342,799
Cost of goods sold including occupancy costs	54,099	62,776	153,057	195,012
Gross profit	31,072	43,805	65,783	147,787

Expenses:
Selling, general and administrative	32,820	42,108	90,727	134,197
CEO transition costs	—	—	—	702
Impairment of assets	(1,135)	—	15,200	—
Exit costs associated with London operations	—	1,737	—	1,737
Depreciation and amortization	5,302	6,329	16,374	18,877
Total expenses	36,987	50,174	122,301	155,513

Operating loss	(5,915)	(6,369)	(56,518)	(7,726)

Interest expense, net	(1,080)	(870)	(2,873)	(2,585)

Loss before provision (benefit) for income taxes	(6,995)	(7,239)	(59,391)	(10,311)
Provision (benefit) for income taxes	27	(49)	71	(78)

Net loss	$(7,022)	$(7,190)	$(59,462)	$(10,233)

Net loss per share - basic and diluted	$(0.14)	$(0.14)	$(1.16)	$(0.21)

Weighted-average number of common shares outstanding:
Basic	51,545	50,089	51,127	49,853
Diluted	51,545	50,089	51,127	49,853

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(Fiscal 2020)	(Fiscal 2019)	(Fiscal 2020)	(Fiscal 2019)
Net loss	$(7,022)	$(7,190)	$(59,462)	$(10,233)

Other comprehensive income before taxes:
Recognition of accumulated foreign currency translation adjustment	—	792	—	792
Foreign currency translation	—	2	(39)	(81)
Pension plans	247	196	742	588
Other comprehensive income before taxes	247	990	703	1,299
Tax provision related to items of other comprehensive income	—	(70)	—	(151)
Other comprehensive income, net of tax	247	920	703	1,148
Comprehensive loss	$(6,775)	$(6,270)	$(58,759)	$(9,085)

The accompanying notes are an integral part of the consolidated financial statements.

.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 1, 2020	63,297	$633	$312,933	(12,755)	$(92,658)	$(156,054)	$(6,431)	$58,423
Board of directors compensation	93	1	148					149
Stock compensation expense			452					452
Issuance of common stock, upon RSUs release	437	4	(4)					—
Deferred stock vested	6	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							242	242
Foreign currency, net of taxes							(34)	(34)
Net loss						(41,726)		(41,726)
Balance at May 2, 2020	63,833	$638	$313,529	(12,755)	$(92,658)	$(197,780)	$(6,223)	$17,506
Stock compensation expense			345					345
Deferred stock vested	8	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							253	253
Foreign currency, net of taxes							(5)	(5)
Net loss						(10,714)		(10,714)
Balance at August 1, 2020	63,841	$638	$313,874	(12,755)	$(92,658)	$(208,494)	$(5,975)	$7,385
Board of directors compensation	252	3	117					120
Stock compensation expense			326					326
Issuance of common stock, upon RSUs release	131	1	(1)					—
Deferred stock vested	100	1	—					1
Accumulated other comprehensive income:
Pension plan, net of taxes							247	247
Net loss						(7,022)		(7,022)
Balance at October 31, 2020	64,324	$643	$314,316	(12,755)	$(92,658)	$(215,516)	$(5,728)	$1,057

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 2, 2019	62,242	$622	$310,393	(12,755)	$(92,658)	$(153,534)	$(6,183)	$58,640
Board of directors compensation	36	—	142					142
Stock compensation expense			414					414
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity			304					304
Issuance of common stock, upon RSUs release	374	4	(4)					—
Shares withheld for taxes related to net share settlement of RSUs	(78)	—	(192)					(192)
Deferred stock vested	2	—	—					—
Change in accounting principle due to adoption of ASC 842						5,276		5,276
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							150	150
Foreign currency, net of taxes							(24)	(24)
Net loss						(3,081)		(3,081)
Balance at May 4, 2019	62,576	$626	$311,057	(12,755)	$(92,658)	$(151,339)	$(6,057)	$61,629
Board of directors compensation	45	—	142					142
Stock compensation expense			514					514
Issuance of common stock, upon RSUs release	67	1	(1)					—
Shares withheld for taxes related to net share settlement of RSUs	(3)	—	(6)					(6)
Cancellation of restricted stock	(20)	—	—					—
Deferred stock vested	3	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							142	142
Foreign currency, net of taxes							(40)	(40)
Net income						38		38
Balance at August 3, 2019	62,668	$627	$311,706	(12,755)	$(92,658)	$(151,301)	$(5,955)	$62,419
Board of directors compensation	55	—	142					142
Stock compensation expense			494					494
Issuance of common stock, upon RSUs release	348	3	(3)					—
Shares withheld for taxes related to net share settlement of RSUs	(30)	—	(46)					(46)
Deferred stock vested	3	—						—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							145	145
Foreign currency, net of taxes							(17)	(17)
Recognition of accumulated foreign currency translation adjustment							792	792
Net loss						(7,190)		(7,190)
Balance at November 2, 2019	63,044	$630	$312,293	(12,755)	$(92,658)	$(158,491)	$(5,035)	$56,739

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 31, 2020	November 2, 2019
	(Fiscal 2020)	(Fiscal 2019)
Cash flows from operating activities:
Net loss	$(59,462)	$(10,233)
Adjustments to reconcile net loss to net cash used for operating activities:
Recognition of accumulated foreign currency translation adjustment	—	792
Amortization of deferred debt issuance costs	108	104
Impairment of assets	15,200	—
Depreciation and amortization	16,374	18,877
Stock compensation expense	1,123	1,422
Board of directors stock compensation	269	426

Changes in operating assets and liabilities:
Accounts receivable	997	544
Inventories	7,522	(13,374)
Prepaid expenses and other current assets	5,348	(100)
Other assets	675	(352)
Accounts payable	(3,183)	(7,380)
Operating leases, net	763	(2,992)
Accrued expenses and other liabilities	5,631	(2,138)
Net cash used for operating activities	(8,635)	(14,404)

Cash flows from investing activities:
Additions to property and equipment, net	(2,938)	(10,973)
Net cash used for investing activities	(2,938)	(10,973)

Cash flows from financing activities:
Net borrowings under credit facility	28,677	26,215
Debt issuance costs associated with credit facility amendment	(25)	—
Tax withholdings paid related to net share settlements of RSUs	—	(244)
Net cash provided by financing activities	28,652	25,971
Net increase in cash and cash equivalents	17,079	594
Cash and cash equivalents:
Beginning of period	4,338	4,868
End of period	$21,417	$5,462

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

Impact of COVID-19 Pandemic on Business

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. The COVID-19 pandemic has had an adverse effect on the Company’s operations, employees, distribution and logistics, its vendors and customers.  All of the Company’s store locations were closed temporarily on March 17, 2020.  The Company began reopening stores in late April and by the end of June 2020 all retail stores had been reopened.  While all of the Company’s stores are open, they are operating with reduced operating hours and it has been and may continue to be necessary to close and re-open stores in response to any ongoing COVID concerns.

In response to the uncertainty that exists relating to the COVID-19 pandemic, the Company has taken significant precautionary measures to reduce expenses, preserve liquidity, and mitigate the adverse impact of the pandemic to the Company. The majority of the Company’s workforce was furloughed in March 2020.  As store locations were reopened, employees were gradually brought back, however, due to the reduced store traffic and sales, the Company’s field organization has been reduced by 1,078 associates, or 54%, since March 2020.  For the safety of its employees, employees at the Company’s headquarters will continue to work from home, where possible, until at least July 2021.  For store personnel and roles that require employees to be on-site, such as its distribution center, the Company is providing protective equipment, practicing social distancing and has increased sanitizing standards.  The management team (director-level and above) took a temporary salary reduction ranging from 10%-20% during the period April 5, 2020 through August 2, 2020 and the Company’s non-employee directors suspended their second quarter fiscal 2020 compensation.

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

Subsequent to the end of the third quarter, on November 2, 2020 the Company implemented an additional corporate restructuring to further align its cost structure with the potential continuation of reduced sales levels.  The Company eliminated an additional 45 corporate positions, terminated certain service agreements, eliminated certain professional services and reduced its marketing costs.  In aggregate, the Company’s corporate workforce has been reduced by 101 positions, or 29%, since March 2020. The Company expects that these additional steps will result in annualized savings of $9.7 million, of which $3.8 million is related to the reduction in corporate payroll.  The Company expects to incur an aggregate cash charge in the fourth quarter of fiscal 2020 of approximately $0.5 million for employee severance and one-time termination benefits.  The Company intends to proceed cautiously and continue to take proactive steps to manage its liquidity.

Segment Information

The Company has three principal operating segments: its stores, direct and wholesale businesses.  The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.  Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results are aggregated with the retail segment for both periods.

Intangibles

In fiscal 2018, the Company purchased the rights to the domain name “dxl.com.”  The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset.  Due to the significant impact of the COVID-19 pandemic on the Company’s business, the Company performed a qualitative review of the domain name as of May 2, 2020, August 1, 2020 and October 31, 2020, and concluded at each date that it was more likely than not that the intangible asset was not impaired and therefore no quantitative assessment was required.  During the fourth quarter of fiscal 2020, the Company will perform a similar qualitative review as part of annual impairment testing.

Accounts Payable

During the first nine months of fiscal 2020, the Company received extended payment terms with certain of its merchandise vendors, by entering into short-term notes.  The short-term notes, totaling $3.5 million, have terms of less than one-year and accrue interest at an annual rate of 4.0%, with payments due monthly.  At October 31, 2020, the outstanding balance of the notes was $1.3 million and is included in Accounts Payable on the Consolidated Balance Sheet.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At October 31, 2020, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three and nine months ended October 31, 2020 and November 2, 2019, respectively, were as follows:

	October 31, 2020			November 2, 2019
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,983)	$8	$(5,975)	$(5,229)	$(726)	$(5,955)

Other comprehensive income (loss) before reclassifications, net of taxes	77	—	77	27	(17)	10

Recognition of accumulated foreign currency translation adjustment (1)	—	—	—		792	792

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	170	—	170	118	—	118

Other comprehensive income (loss) for the period	247	—	247	145	775	920

Balance at end of quarter	$(5,736)	$8	$(5,728)	$(5,084)	$49	$(5,035)

	October 31, 2020			November 2, 2019
For the nine months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(6,478)	$47	$(6,431)	$(5,521)	$(662)	$(6,183)

Other comprehensive income (loss) before reclassifications, net of taxes	231	(39)	192	82	(81)	1

Recognition of accumulated foreign currency translation adjustment (1)	—	—	—	—	792	792

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	511	—	511	355	—	355

Other comprehensive income (loss) for the period	742	(39)	703	437	711	1,148

Balance at end of quarter	$(5,736)	$8	$(5,728)	$(5,084)	$49	$(5,035)

(1)

In connection with the Company’s closing its Rochester Clothing store in London, England and exiting its London operations, the Company recognized the accumulated foreign currency translation adjustment as an expense, which was included in “Exit costs associated with London operations” on the Consolidated Statement of Operations for the three and nine months ended November 2, 2019.

(2)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $170,000 and $160,000 for the three-month period ended October 31, 2020 and November 2, 2019, respectively, and $511,000 and $481,000 for the nine-month period ended October 31, 2020 and November 2, 2019, respectively.  As a result of the adoption of ASU 2019-12, as discussed below, there was no tax provision for the third quarter and first nine months of fiscal 2020. The tax effect for the third quarter and first nine months of fiscal 2019 was $42,000 and $126,000, respectively.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first nine months of fiscal 2020.  There were no grants of stock options during the first nine months of fiscal 2019.

For the nine months ended:	October 31, 2020
Expected volatility	82.3% - 87.8%
Risk-free interest rate	0.22% - 0.27%
Expected life	3.0 - 4.0 yrs.
Dividend rate	—
Weighted average fair value of options granted	$0.32

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

During the third quarter of fiscal 2020, the Company recorded a $1.2 million non-cash gain on the reduction of its operating lease liability in connection with its decision to close three retail stores, which resulted in a revaluation of the lease liability.  Approximately $1.1 million of this gain related to two leases where the right-of-use assets had previously been impaired and, therefore, is included as a reduction in the impairment charge for the three and nine months ended October 31, 2020. The remaining gain of $0.1 million is included as an offset to store occupancy costs.

There was no material impairment of long-lived assets in the first nine months of fiscal 2019.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in the first quarter of fiscal 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning accumulated deficit.

Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At October 31, 2020, the Company had no short-term leases.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the first nine months of fiscal 2020, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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
̶

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For the first nine months of fiscal 2020 and fiscal 2019, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”.  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.9 million and $2.7 million at October 31, 2020 and February 1, 2020, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.0 million and $1.0 million at October 31, 2020 and February 1, 2020, respectively.

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

	For the three months ended				For the nine months ended
(in thousands)	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
Store sales	$53,363	66.6%	$81,054	78.1%	$124,155	60.0%	$262,888	78.5%
Direct sales	26,764	33.4%	22,676	21.9%	82,605	40.0%	71,915	21.5%
Retail segment	$80,127		$103,730		$206,760		$334,803
Wholesale segment	5,044		2,851		12,080		7,996
Total Sales	$85,171		$106,581		$218,840		$342,799

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

To help manage its near-term liquidity in light of the uncertainty related to COVID-19 and provide financial flexibility, the Company drew $30.0 million under its secured revolving credit facility in March 2020. At October 31, 2020, the Company had outstanding borrowings under the Revolving Facility of $68.3 million, before unamortized debt issuance costs of $0.2 million. At October 31, 2020, outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $1.3 million. Unused excess availability was $13.5 million at October 31, 2020. Average monthly borrowings outstanding under the Revolving Facility during the first nine months of fiscal 2020 were $67.4 million, resulting in an average unused excess availability of approximately $19.5 million. The Company’s ability to borrow under the Revolving Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Borrowings made pursuant to the Revolving Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%. The Company was also subject to an unused line fee of 0.25%. At October 31, 2020, the Company’s prime-based interest rate was 5.25%. At October 31, 2020, the Company had approximately $65.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 4.00%. The LIBOR-based contracts expired on November 2, 2020. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

Borrowings and repayments under the Revolving Facility for the nine months ended October 31, 2020 and November 2, 2019 were as follows:

	For the nine months ended
(in thousands)	October 31, 2020	November 2, 2019
Borrowings	$60,748	$117,910
Repayments	(32,071)	(91,695)
Net borrowings (repayments)	$28,677	$26,215

The fair value of the amount outstanding under the Revolving Facility at October 31, 2020 approximated the carrying value.

Long-Term Debt

Long-term debt at October 31, 2020 and February 1, 2020 is as follows:

(in thousands)	October 31, 2020	February 1, 2020
FILO Loan	$15,000	$15,000
Less: unamortized debt issuance costs	(145)	(187)
Total long-term debt	14,855	14,813
Less: current portion of long-term debt	—	—
Long-term debt, net of current portion	$14,855	$14,813

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

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings were increased by approximately 150 basis points. Accordingly, borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a carrying percentage based on the Company’s excess availability, of either 3.75% or 4.00% until May 24, 2021 or 3.25% or 3.50% after May 24, 2021 or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability of either 4.75% or 5.00% until May 24, 2021, or 4.25% or 4.50% after May 24, 2021.  At October 31, 2020, the outstanding balance of $15.0 million was in a 6-month LIBOR-based contract with an interest rate of 6.00%.  The LIBOR-based contract expired on November 15, 2020.  When a LIBOR-based contract expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The Company paid interest and fees totaling $2.4 million and $2.7 million for the nine months ended October 31, 2020 and November 2, 2019, respectively.

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

Due to the COVID-19 pandemic and all stores having to close temporarily, the Company held rent payments for the period of April through June 2020.  During the second quarter of fiscal 2020, the Company received concessions with the majority of its landlords in the form of rent deferrals, abatements and, to a lesser extent, lease extensions.  For the remainder of the leases, the outstanding lease payments were paid and the leases remain in good standing.  ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied.  Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term.  In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has opted not to elect this practical expedient and instead account for these rent concessions as lease modifications in accordance with ASC 842. As of October 31, 2020, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications, the majority of which were recorded in the second quarter of fiscal 2020.

The following table is a summary of the Company’s components of net lease cost for the third quarter and nine months ended October 31, 2020 and November 2, 2019:

	For the three months ended		For the nine months ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
(in thousands)
Operating lease cost	$11,824	$13,500	$35,756	$39,968
Variable lease costs(1)	3,690	4,201	10,759	12,200
Total lease costs	$15,514	$17,701	$46,515	$52,168

(1)	Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the nine months ended October 31, 2020 and November 2, 2019 is as follows:

(dollars in thousands)	For the nine months ended
Cash paid for amounts included in the measurement of lease liabilities:	October 31, 2020	November 2, 2019
Operating cash flows for operating leases (1)	$33,233	$43,633
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$645	$3,245
Net decrease in right-of-use assets due to lease modifications associated with rent concessions and lease exits	$(2,283)	-

Weighted average remaining lease term	4.7 yrs.	5.5 yrs.
Weighted average discount rate	6.46%	7.12%

(1)

This decrease in cash payments for the first nine months of fiscal 2020 as compared to the prior year is primarily due to rent abatements and deferments negotiated primarily during the second quarter of fiscal 2020 for rent obligations due while stores were closed.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of October 31, 2020:

(in thousands)
2020 (remaining)	$13,026
2021	57,523
2022	49,322
2023	40,749
2024	30,517
Thereafter	37,403
Total minimum lease payments	$228,540
Less: amount of lease payments representing interest	32,018
Present value of future minimum lease payments	$196,522
Less: current obligations under leases	45,616
Long-term lease obligations	$150,906

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”).  All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan.   See Note 6, Stock-Based Compensation.

At October 31, 2020, the Company has three active LTIPs: 2018-2020 LTIP, 2019-2021 LTIP and 2020-2022 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage.  Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  All time-based awards under the 2018-2020 LTIP were granted in restricted stock units (RSUs) and the time-based awards for the 2019-2021 LTIP were granted in a combination of 50% RSUs and 50% cash. For the 2020-2022 LTIP, the time-based awards were granted in a combination of 50% stock options and 50% cash.

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

At October 31, 2020, the performance targets under each of the three LTIP were not deemed probable and, therefore, no accrual related to performance awards has been recorded.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019 and by an additional 1,740,000 shares on August 12, 2020. At October 31, 2020, the Company had 2,087,111 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At October 31, 2020, 464,016 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan, 2016 Plan and inducement awards, on a combined basis, for the first nine months of fiscal 2020:

	RSUs (1)	Deferred shares (2)	Fully-vested shares (3)	Performance Share Units (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	1,420,803	295,604	—	720,000	2,436,407	$1.95
Shares granted	—	134,999	240,868	—	375,867	$0.57
Shares vested/issued	(567,586)	(113,900)	(240,868)	—	(922,354)	$1.75
Shares canceled	(17,443)	—	—	—	(17,443)	$2.11
Outstanding non-vested shares at end of quarter	835,774	316,703	—	720,000	1,872,477	$1.77

(1)	During the first nine months of fiscal 2020, the vesting of RSUs was primarily related to the time-based awards under the Company’s LTIP plans, see Note 5, Long-Term Incentive Plans.
(2)

The 134,999 shares of deferred stock, with a grant date fair value of $80,621, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director pursuant to the Company’s Fourth Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

(3)

During the first nine months of fiscal 2020, the Company granted 240,868 shares of stock, with a fair value of approximately $134,995, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Non-Employee Director Compensation Plan.

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

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (in 000's)
Stock Options
Outstanding options at beginning of year	754,833	$4.84	2.3 years	$—
Options granted (1)	3,185,542	$0.55	—	—
Options expired and canceled	(264,146)	$4.85	—	—
Options exercised	—	—	—	—
Outstanding options at end of quarter	3,676,229	$1.12	8.7 years	$—
Options exercisable at end of quarter	490,687	$4.83	2.8 years	$—

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

For the first nine months of fiscal 2020, the Company granted stock options to purchase an aggregate of 3,185,542 shares of common stock and 134,999 shares of deferred stock.  For the first nine months of fiscal 2019, the Company granted 720,000 PSUs, 1,234,439 RSUs and 72,668 shares of deferred stock.  The Company’s non-employee directors voted to suspend their compensation for the second quarter of fiscal 2020. Subsequently, such compensation resumed in the third quarter of fiscal 2020.

Non-Employee Director Compensation Plan

The Company granted 103,669 shares of common stock, with a fair value of approximately $52,921, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2020. As mentioned above, the non-employee directors voted to suspend their second quarter compensation.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $1.1 million and $1.4 million for the first nine months of fiscal 2020 and fiscal 2019, respectively. The total compensation cost related to time-vested stock options, RSU and PSU awards not yet recognized as of October 31, 2020 was approximately $2.4 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 30 months.

7. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	51,545	50,089	51,127	49,853
Common stock equivalents – stock options and restricted stock (1)	—	—	—	—
Diluted weighted average common shares outstanding	51,545	50,089	51,127	49,853

(1)

Common stock equivalents of 134 shares and 172 shares for the three and nine months ended October 31, 2020, respectively, and 324 shares and 404 shares for the three and nine months ended November 2, 2019, respectively, were excluded due to the net loss in each period.

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

	For the three months ended		For the nine months ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
(in thousands, except exercise prices)
Stock options	3,676	819	3,676	804
Restricted stock units	833	1,242	833	679
Restricted and deferred stock	191	114	191	114
Range of exercise prices of such options	$0.53 - $7.02	$1.85 - $7.02	$0.53 - $7.02	$2.25 - $7.02

The above options, which were outstanding at October 31, 2020, expire from January 31, 2021 to June 11, 2030.

Excluded from the computation of basic and diluted earnings per share for both periods were 720,000 shares of unvested performance stock units.  These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved.  In addition, 316,703 shares and 267,851 shares of deferred stock at October 31, 2020 and November 2, 2019, respectively, were excluded from basic earnings per share.  Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

Since the end of fiscal 2014, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, the Company believes that a full valuation allowance remains appropriate at this time, based on the Company’s forecast for fiscal 2020.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.  At October 31, 2020, the Company had total deferred tax assets of $106.2 million, total deferred tax liabilities of $44.5 million and a valuation allowance of $61.7 million.

As of October 31, 2020, for federal income tax purposes, the Company has net operating loss carryforwards of $158.2 million, which will expire from fiscal 2022 through fiscal 2036 and net operating loss carryforwards of $42.1 million that are not subject to expiration.  For state income tax purposes, the Company has $118.0 million of net operating losses that are available to offset future taxable income, which will expire from fiscal 2020 through fiscal 2040.  Additionally, the Company has $4.1 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2040.

The Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at October 31, 2020 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act") was signed into law. This law includes several taxpayer favorable provisions which may impact the Company including relaxed interest expense limitations, a carryback of net operating losses, permitted accelerated depreciation on certain store build out costs and allowance for the deferral of employer FICA taxes. The CARES Act also included an Employee Retention Credit, which provided the Company with a $1.3 million refundable tax credit during the first nine months of fiscal 2020.  The refundable tax credit allowed eligible employers to receive a 50% tax credit for each employee up to $10,000 in wages and other eligible expenses. This credit only impacts payroll taxes, which are recorded in pre-tax income and has no impact on the income tax provision.  In addition, it provided for the accelerated payment of any refundable alternative minimum tax credit (“AMT”).  Accordingly, during the first nine months of fiscal 2020, the Company received $1.1 million for its refundable AMT receivable.

The discrete tax rate method was used for calculating tax expense for the third quarter and first nine months of fiscal 2020 and fiscal 2019.  The net tax provision for the third quarter and first nine months of fiscal 2020, primarily related to certain states’ margin tax.  The Company’s net tax benefit for the third quarter and first nine months of fiscal 2019 was the result of the deferred tax impact of $70,000 and $151,000, respectively, in other comprehensive income (loss), which resulted in a corresponding decrease in valuation allowance.  This income tax benefit was partially offset by tax expense, primarily for certain states’ margin tax.

9. CEO Transition Costs

Results for the first nine months of fiscal 2019, included $0.7 million related to CEO search costs, Acting CEO consulting costs, housing allowance and legal fees.

10. Exits Costs Associated with London Operations

During the third quarter of fiscal 2019, the Company closed its Rochester Clothing store located in London, England.  In connection with the store closure, the Company incurred a charge of approximately $1.7 million, which included a non-cash charge of $0.8 million related to the recognition of the accumulated foreign currency translation adjustment.  The remainder of the charge primarily related to lease termination and inventory liquidation costs.

11. Nasdaq Notification of Non-Compliance

On October 13, 2020, the Company received notification from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that its application to transfer from the Global Select Market to the Capital Market was approved and effective October 19, 2020.  This request was in response to the notice from Nasdaq received by the Company in September 2020 that the Company was not in compliance with Nasdaq Listing Rule 5450(b)(1)(A) based on information provided in the Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, which reported that its stockholders’ equity was below the $10.0 million minimum required for continued listing on the Nasdaq Global Market.

In addition, as previously reported, in April 2020, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that, based upon the closing bid price of its common stock for the last 30 consecutive trading days, the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price for the Company’s common stock was less than $1.00 per share for the previous 30 consecutive trading days. At that time, the Company was granted a 180 calendar-day grace period to regain compliance with the minimum bid price requirement. On April 17, 2020, the Company received a follow-up letter from the Listing Qualifications staff notifying the Company that Nasdaq had determined to toll all compliance periods through June 30, 2020.  Accordingly, the Company’s 180 calendar-day grace period to regain compliance with the minimum bid price requirement was extended to December 21, 2020. Upon transfer to the Nasdaq Capital Market, the Company was afforded the remainder of this compliance period.

On August 12, 2020, the Company received approval from its shareholders to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio of not less than 1-for-2 and not more than 1-for-5.  The Company intends to monitor its compliance with all of the Nasdaq listing requirements and will continue to consider its options to regain compliance.  If the Company elects to pursue a reverse stock split, the ratio, timing and implementation of such reverse stock split will be determined in the sole discretion of the Company’s Board of Directors. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our ability to withstand the impact of the COVID-19 pandemic on our business and results in fiscal 2020 and to manage through the pandemic, our efforts to restructure and reduce costs and right size our lease structure, expected inventory levels for the remainder of fiscal 2020, the impact of direct sales on results in fiscal 2020, expected annualized savings from additional restructuring actions taken in November 2020, the ability to keep some or all of our reopened stores open and operating during more normalized hours, and our expected liquidity for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended February 1, 2020, included in our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities and Exchange Commission on March 19, 2020 (our “Fiscal 2019 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to our “Risk Factors” found in Part II, Item 1A of this Quarterly Report, which supplements our discussion of “Risk Factors” found in Part I, Item 1A of our Fiscal 2019 Annual Report.  This discussion set forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks relating to the COVID-19 pandemic, and its impact on the Company’s results of operations, the execution of our corporate strategy, and our ability to grow our wholesale segment, predict customer tastes and fashion trends, forecast sales growth trends, grow market share and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail, wholesale and direct operations in the United States and Toronto, Canada.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At October 31, 2020, we operated 227 Destination XL stores, 17 DXL outlet stores, 49 Casual Male XL retail stores, 23 Casual Male XL outlet stores. Our e-commerce site, dxl.com, supports our stores, brands and product extensions.

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

Due to the fact that our stores were closed temporarily during a significant portion of the first six months of fiscal 2020 and continued to operate with reduced hours in the third quarter of fiscal 2020, we have refrained from reporting on comparable sales in the past two quarters as we did not believe it provided a meaningful metric of our performance against fiscal 2019.  However, given the continuing impact of COVID-19, specifically on our stores, we may provide certain comparable sales information as part of our discussion regarding current sales trends.

Stores that have been remodeled or re-located during the period are also included in our determination of comparable stores sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months.  If a store becomes a clearance center, it is also removed from the calculation of comparable sales.  The Company has not carved-out prior year sales for periods where the stores were closed in fiscal 2020. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

RESULTS OF OPERATIONS

Impact of COVID-19 Pandemic on Our Business

On March 11, 2020, the World Health Organization declared COVID-19 as a global pandemic. The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for men’s clothing and accessories. While the pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations, we moved early and decisively over the past several months to preserve our financial flexibility and position ourselves to withstand the short-term impact of the pandemic and its impact on the consumer. We continue to communicate transparently with our employees, suppliers, landlords and banks and believe this direct and active communication has meaningfully enhanced the level of partnership to support the plans we have in place to manage through the pandemic.

We closed all of our retail stores on March 17, 2020 and, beginning at the end of April 2020 and continuing into the second quarter of fiscal 2020, we started to gradually reopen stores.  As of the end of June, all stores had been reopened although all operating at reduced hours. Since the reopening, some stores have had to close for periods of time. Our direct business continues to play a vital role as we are seeing our customer’s shopping preference shift to online.  Given the increased demand, we have been very fortunate that our distribution center has been able to operate without any business disruption since March. The unrelenting impact of COVID-19 on the apparel industry continues to be a challenge. At DXL, we continue to see a shift among our customer base away from event-driven shopping and into need-based shopping.  Our customers are spending less time this year at large social gathering events such as parties, graduations, and sporting events which is negatively impacting demand for apparel.  However, we have seen improvements in many of our core and basic categories which have been driven by this change in lifestyle of staying close to home.  Our customer still has a need to replenish his wardrobe over time, but we expect our business will continue to be challenged during this pandemic.

Executive Summary

Our net loss for the third quarter of fiscal 2020 was $(7.0) million as compared to a net loss of $(7.2) million for third quarter of fiscal 2019.  While our sales, specifically from our retail stores, continue to be impacted by the ongoing pandemic and therefore have not returned to prior-year levels, sales did improve from the second quarter and with the actions we have taken to manage markdowns and reduce expenses our results for the third quarter of fiscal 2020 were relatively flat to last year.

During the third quarter of fiscal 2020, total comparable sales were down 20.5% to last year’s third quarter, which is an improvement from the second quarter, when comparable sales were down 38.6%. We have month-over-month improvement in our store sales from June through September in both traffic and conversion.  For the third quarter, comparable store sales were down 31.5% while our direct business was up 18.2%, driven primarily by our DXL.com website which was up 28.4%. Gross margin for the third quarter also improved from the second quarter as a result of the progress we made by running more targeted promotions that garnered higher profit margins, as opposed to the second quarter where we were highly promotional in our effort to drive sales and reduce inventories.

In response to the pandemic, we have restructured our business, where possible, to reduce operating costs to align with expected sales levels.  Over the past several months, we have taken several cost-reduction measures to align our cost structure with the lower sale base until this pandemic is behind us.  As difficult as these steps have been, we were able to reduce our total SG&A costs for the third quarter by 100 basis points, as a percentage of sales.  Subsequent to the end of the third quarter, on November 2, 2020, we announced additional steps to reduce our corporate workforce, terminate certain service agreements and eliminate certain professional services.  The actions taken subsequent to the end of the third quarter, are expected to result in annualized savings of an additional $9.7 million.

In total, including the actions taken subsequent to the end of the third quarter, we have reduced our field organization by approximately 54% and our corporate workforce by 29% since March 2020.

We believe that managing and preserving our liquidity is our top priority to navigate through the pandemic.  We have been proactive and decisive in managing our cash obligations.  During the second quarter, we negotiated short-term rent relief agreements, primarily through rent abatements and rent deferments, with the majority of our landlords.  As a result of lease modifications, the Company has reduced rent payments by approximately $8.5 million for fiscal 2020.  As we head into the fourth quarter, we are actively engaging with our landlords regarding our forward-looking rent structure given the lower sales base.

In the first quarter of fiscal 2020, we drew $30.0 million under our revolving credit facility to preserve our access to cash and we also amended our credit facility to improve our excess availability under our revolver.  At October 31, 2020, we had $21.4 million in cash, total debt outstanding, net of debt issuance costs, of $82.9 million and remaining availability under our credit facility of $13.5 million.  Total debt, net of cash, for the third quarter of fiscal 2020 was $61.5 million, as compared to $77.5 million in the third quarter of fiscal 2019.  At October 31, 2020, our accounts payable balance of $28.6 million, which included $1.3 million of promissory notes payable through April 2021, compared to an accounts payable balance of $27.0 million at November 2, 2019.  Our inventory at October 31, 2020 was $94.9 million, down from $120.2 million at the end of the third quarter last year.  At the start of this pandemic, we canceled a substantial amount of orders and are continuing to manage our inventory very conservatively by slowing replenishment and reducing fall receipts to align with the current sales trend.  Our access to liquidity will remain our primary objective for the balance of fiscal 2020 and we do believe that we have sufficient liquidity to meet our working capital requirements over the next twelve months, given no further significant shutdowns of the economy.

Financial Summary

The following is a summary of results for the third quarter and the first nine months of fiscal 2020 as compared to the prior year, including adjusted EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted EBITDA.

	For the three months ended		For the nine months ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
(in millions, except per share data)
Net loss	$(7.0)	$(7.2)	$(59.5)	$(10.2)
Adjusted EBITDA (Non-GAAP basis)	$(1.7)	$1.7	$(24.9)	$13.6

Per diluted share:
Net loss	$(0.14)	$(0.14)	$(1.16)	$(0.21)
Adjusted net income (loss) (Non-GAAP basis)	$(0.12)	$(0.08)	$(0.64)	$(0.12)

Sales

	For the three months ended				For the nine months ended
(in thousands)	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
Store sales	$53,363	66.6%	$81,054	78.1%	$124,155	60.0%	$262,888	78.5%
Direct sales	26,764	33.4%	22,676	21.9%	82,605	40.0%	71,915	21.5%
Retail segment	$80,127		$103,730		$206,760		$334,803
Wholesale segment	5,044		2,851		12,080		7,996
Total Sales	$85,171		$106,581		$218,840		$342,799

Total sales for the third quarter of fiscal 2020 decreased 20.1% to $85.2 million from $106.6 million in the third quarter of fiscal 2019.  Comparable sales for the quarter were down 20.5% to last year, which is an improvement of 18.1 percentage points from the second quarter of fiscal 2020, when comparable sales were down 38.6%.  The 20.5% decrease in comparable sales was primarily driven by our stores, which were down 31.5% from the prior year’s third quarter, partially offset by our direct business, which was up 18.2%. For the third quarter of fiscal 2020, our direct business represented 33.4% of our retail sales as compared to 21.9% for the third quarter of fiscal 2019.

All of our stores had reopened by the end of June, and we were seeing month-over-month improvements in both traffic and conversion through September. However, with the resurgence of the virus, fires on the west coast and distractions from the election, our sales momentum slowed in October.

The increase in our direct business was principally due to our DXL.com e-commerce site, which had a sales increase of 28.4%.  The strong growth in our direct business was a direct outcome of the digital strategies we implemented and the customers’ further shift in shopping preferences in response to COVID-19.

Our wholesale business contributed $5.0 million in sales during the third quarter, as compared to $2.9 million in the prior year, principally due to Amazon Essentials. We saw demand for masks, which was significant for us in the second quarter, drop during the third quarter.

Total sales for the first nine months of fiscal 2020 decreased 36.2% to $218.8 million from $342.8 million for the first nine months of fiscal 2019.  This decrease was principally due to the temporary closing of all of our store locations during parts of the first two quarters as well as the decrease in store traffic and consumer spending as a direct result of the COVID-19 pandemic.  With continued high unemployment and the uncertainty surrounding the pandemic, we expect to continue to market to our customers primarily through digital and direct means, in an effort to drive traffic to both our website and stores.

Gross Margin Rate

For the third quarter of fiscal 2020, our gross margin rate, inclusive of occupancy costs, was 36.5% as compared to a gross margin rate of 41.1% for the third quarter of fiscal 2019. The decrease of 4.6% was due to a decrease of 2.8% in merchandise margins and a decrease of 1.8% due to the deleveraging in occupancy costs.  Merchandise margins have improved from the second quarter of fiscal 2020, when merchandise margins were down 11.1%.  During the third quarter, we made progress with improving our markdowns by focusing on more targeted promotions with a greater gross margin impact as opposed to the second quarter where we were highly promotional across many categories in our effort to drive sales and reduce inventories.  Because of the growth in our direct channel and free shipping promotions, shipping costs continued to increase over the prior year and are expected to remain elevated in the fourth quarter

For the first nine months of fiscal 2020, our gross margin, inclusive of occupancy costs, was 30.1% as compared to 43.1% for the first nine months of fiscal 2019.  The decrease of 13.0% was comprised of a decline of 6.0% from the deleveraging in occupancy costs, due to the store closures and overall reduced sales base, and a decrease of 7.0% in merchandise margins. The decrease in merchandise margins reflects the increased promotional posture we took in response to COVID-19, especially during the second quarter, and an increase in our inventory reserves of approximately $0.7 million in the first quarter of fiscal 2020. We are continuing to work with our landlord community given the lower sales base because of the continued impact of COVID-19 on store traffic.

Although margins from our wholesale business are lower than our retail business, which is expected for wholesale, the gross margin rate in the third quarter and first nine months of fiscal 2020 for wholesale significantly improved over the prior year.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2020 were 38.5% as compared to 39.5% for the third quarter of fiscal 2019. On a dollar basis, SG&A decreased by $9.3 million, or 22.1%, for the third quarter of fiscal 2020 as compared to the prior year.  For the first nine months of fiscal 2020, SG&A expenses were 41.5% of sales as compared to 39.1% for the first nine months of fiscal 2019.  On a dollar basis, SG&A expense decreased $43.5 million or 32.4%.

We took several steps to reduce our operating costs while our stores were closed, including the furlough of both our store associates and certain corporate associates, a reduction in marketing costs, a temporary salary reduction of 10-20% for management and the suspension of non-employee director compensation for the second quarter.  As we reopened stores during the second quarter, our operating costs were realigned with the expected sales levels and associates were brought back on a staggered schedule.  In the third quarter, we reduced our SG&A expenses, as a percent of sales, by 100 basis points, further showing the measures we have taken to reduce our operating costs given the lower sales base.  The decrease in the third quarter was primarily driven by a decrease in store and corporate payroll and cost reduction efforts throughout all areas of our business.  With the reduced sales levels and store traffic, our stores are operating at minimal staffing levels and reduced operating hours.

Subsequent to the end of the third quarter, on November 2, 2020, we implemented an additional corporate restructuring, in an effort to continually realign our SG&A costs with the potential continuation of reduced sales levels as a result of the continuing COVID-19 pandemic.  The restructuring included the termination of certain service agreements, the elimination of certain professional services and the elimination of an additional 45 positions in the corporate workforce.  These additional actions are expected to result in annualized savings of approximately $9.7 million.  This year, we have reduced our field organization by approximately 54% and our corporate workforce by 29%.  The Company expects to incur an aggregate charge of approximately $0.5 million in the fourth quarter of fiscal 2020 related to employee severance and one-time termination benefits. Our ability to restructure has been critical as it creates operating leverage and allows us to better withstand a decline in revenue. We will continue to assess and rationalize our entire SG&A cost structure.

SG&A expenses are managed through two primary cost centers:  Customer Facing Costs and Corporate Supporting Costs.  Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 19.8% of sales for the first nine months of fiscal 2020 as compared to 22.9% of sales for the first nine months of last year.  While down 15% over last year, Corporate

Supporting Costs, which include the distribution center, support, and other corporate overhead costs, represented 21.7% of sales for the first nine months of fiscal 2020 compared to 16.2% of sales for the first nine months of last year.

Impairment of Assets

We regularly review assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. Store assets include property and equipment as well as lease right-of-use assets related to the Company’s adoption of ASC 842, Leases, in the first quarter of fiscal 2019.  When indicators of impairment are present, a recoverability analysis is performed.  Based on the indicators present in the first quarter of fiscal 2020, we completed a recoverability analysis, which included the impact of the COVID-19 pandemic on the operations of our stores and we used projections that were based on multiple probability-weighted scenarios, assuming that our stores gradually open throughout the second quarter of fiscal 2020 but that consumer retail spending will remain substantially curtailed for a period of time.  As a result of that analysis, in the first quarter of fiscal 2020 we recorded an impairment charge of $16.3 million. The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets, related to leases where the carrying value exceeded fair value, and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value.

During the third quarter of fiscal 2020, we recorded a $1.2 million non-cash gain on the reduction of our operating lease liability in connection with our decision to close three retail stores, which resulted in a revaluation of the lease liability.  Approximately $1.1 million of this gain related to two leases where the right-of-use assets had previously been impaired and therefore was included as a reduction in the impairment charge for the three and nine months ended October 31, 2020. The remaining gain of $0.1 million was included as an offset to store occupancy costs.

Exit Costs Associated with London Operations

Results for the third quarter and first nine months of fiscal 2019 included a charge of $1.7 million related to the closure of our Rochester Clothing store and the exit from our London operations.  The largest component of this charge was the recognition of the accumulated foreign currency translation adjustment of approximately $0.8 million.  The remainder of the charge related primarily to lease termination and inventory liquidation costs.

Depreciation and Amortization

Depreciation and amortization for the third quarter and first nine months of fiscal 2020 of $5.3 million and $16.4 million, respectively, decreased from $6.3 million and $18.9 million for the third quarter and first nine months of fiscal 2019. The decrease is due to a lower depreciable cost base, especially from our store assets.

Interest Expense, Net

Net interest expense for the third quarter and first nine months of fiscal 2020 increased to $1.1 million and $2.9 million, respectively, as compared to $0.9 million and $2.6 million, respectively, for the third quarter and first nine months of fiscal 2019 due to an increase in average borrowings, and an increase in the effective borrowing rates.  As a result of our recent amendment to our Credit Facility in April 2020, interest rates under our Credit Facility, which includes our FILO loan, increased by approximately 150 basis points, which will increase our interest costs on a go-forward basis for the remainder of fiscal 2020. In addition, as discussed above, on March 20, 2020, we drew approximately $30.0 million against our revolving credit facility. This action was taken to provide the Company with flexibility to manage its cash flow during this uncertain time.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2014.  Based on our forecast for fiscal 2020, we believe that a full valuation allowance continues to remain appropriate at this time.

The discrete tax rate method was used for calculating tax expense. Due to current period losses, our current tax provision for the first nine months of fiscal 2020 and fiscal 2019 was primarily due to current state margin tax, based on gross receipts less certain deductions.  The total income tax benefit for the third quarter and first nine months of fiscal 2019 also included a deferred tax impact of $70,000 and $151,000, respectively, in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance.

Net Loss

For the third quarter of fiscal 2020, we had a net loss of $(7.0) million, or $(0.14) per diluted share, compared with a net loss of $(7.2) million, or $(0.14) per diluted share, for the third quarter of fiscal 2019. For the first nine months of fiscal 2020, we had a net loss of $(59.5) million, or $(1.16) per diluted share, as compared to a net loss of $(10.2) million, or $(0.21) per diluted share.

On a non-GAAP basis, before asset impairment costs, exit costs associated with London operations, and CEO transition costs and assuming a normalized tax rate of 26% for all periods, adjusted net loss for the third quarter and first nine months of fiscal 2020 was ($0.12) per diluted share and ($0.64) per diluted share, respectively, as compared to an adjusted net loss of ($0.08) per diluted share and ($0.12) per diluted share, respectively, for the third quarter and first nine months of 2019.

Inventory

Our inventory on October 31, 2020, decreased approximately $25.3 million to $94.9 million, as compared to $120.2 million at November 2, 2019.  We are managing our inventory very conservatively, slowing replenishment and reducing fall receipts to align with the current sales trend.  Our objective is to maintain a healthy inventory, which will include narrowing our assortment while also continuing to manage clearance levels.  At October 31, 2020, our clearance inventory decreased by $0.8 million and represented 11.8% of our total inventory, as compared to 10.0% at November 2, 2019.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in April 2020 (“Credit Facility”). Although our cash flows from operations has been significantly impacted by the lost revenue as of result of the COVID-19 pandemic, we believe that we have taken sufficient steps to manage our available cash flow for the foreseeable future.  During the first nine months of fiscal 2020, we amended our Credit Facility to increase our borrowing base, negotiated extended payment terms with vendors, cancelled inventory purchase orders, reduced operating costs and reduced capital spending.  Based on our current projections, we believe our cash on hand, availability under our Credit Facility, ongoing cash generated from our direct business, wholesale business and from the our retail operations, although they are operating on reduced hours, will be sufficient to cover our working capital requirements and limited capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic will impact our financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time.

For the first nine months of fiscal 2020, cash flow from operations improved by approximately $5.8 million to $(8.6) million as compared to $(14.4) million for the first nine months of fiscal 2019.  Free cash flow, a non-GAAP measure, improved by $13.8 million to $(11.6) million for the first nine months of fiscal 2020 as compared to $(25.4) million for the first nine months of fiscal 2019. The improvement in free cash flow was primarily due to our decrease in inventory levels and a decrease in capital expenditures as we continued to manage our liquidity during the pandemic.  Cash flow from financing activities increased $2.7 million to $28.7 million for the first nine months of fiscal 2020 as compared $26.0 million for the first nine months of fiscal 2019, due to the $30.0 million draw-down on our Credit Facility in March 2020 to provide the Company with financial flexibility during the pandemic partially offset by the decrease in working capital needs.

Our accounts payable balance at the end of the third quarter of fiscal 2020 was $28.6 million as compared to $27.0 million at the end of the third quarter of fiscal 2019.  Included in the October 31, 2020, balance are $1.3 million of promissory notes, payable through April 1, 2021.  We continue to work with our vendors to secure extended payment terms, where possible, to better manage our working capital.

The following is a summary of our total debt outstanding at October 31, 2020 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$68,255	$(236)	$68,019
FILO Loan	15,000	(145)	14,855
Total debt	$83,255	$(381)	$82,874

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

We had outstanding borrowings of $68.3 million under the Credit Facility at October 31, 2020. At October 31, 2020, outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $1.3 million.  The average monthly borrowing outstanding under the Credit Facility during the first nine months ended October 31, 2020 was approximately $67.4 million, resulting in an average unused excess availability of approximately $19.5 million. Unused excess availability at October 31, 2020 was $13.5 million.

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

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings were increased by approximately 150 basis points.  Accordingly, current borrowings made under the FILO loan bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 3.75% or 4.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 4.75% or 5.00%.  At October 31, 2020, the outstanding balance of $15.0 million was in a 6-month LIBOR-based contract with an interest rate of 6.00%.

Capital Expenditures

The following table sets forth the open stores and related square footage at October 31, 2020 and November 2, 2019, respectively:

	October 31, 2020		November 2, 2019
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	227	1,724	229	1,736
DXL Outlets	17	82	17	82
Casual Male XL Retail	49	160	50	164
Casual Male Outlets	23	69	28	84
Rochester Clothing	-	-	2	21
Total Stores	316	2,035	326	2,087

In our efforts to preserve our liquidity, we have reduced the majority of our capital spending, unless such spending is necessary to our immediate business needs.  Our capital expenditures for the first nine months of fiscal 2020 were $2.9 million as compared to $11.0 million for the first nine months of fiscal 2019.  During the first nine months of fiscal 2020, we closed one DXL retail store, five Casual Male XL outlets and one Casual Male XL retail store.

Of the 316 stores in our portfolio as of October 31, 2020, 52 stores are controlled by lease agreements that have a natural expiration or kick-out option by the end of fiscal 2021; 44 stores are controlled by lease agreements that have a natural expiration or kick-out option in fiscal 2022; and 220 stores are controlled by lease agreements that have a natural expiration or kick-out option in fiscal 2023 or later.  We review store leases on a case-by-case basis and will make decisions to renew or terminate leases based on specific store performance and their overall strategic importance to the brand.

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

Adjusted net loss and adjusted net loss per diluted share. Adjusted net loss and adjusted net loss per share reflect an adjustment assuming a normal tax rate of 26% and the add-back of CEO transition, exits costs associated with London operations and impairment of assets.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%.

	For the three months ended				For the nine months ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(7,022)	$(0.14)	$(7,190)	$(0.14)	$(59,462)	$(1.16)	$(10,233)	$(0.21)
Adjust:
CEO transition costs	-		-		-		702
Exit costs associated with London operations	-		1,737		-		1,737
Impairment of assets	(1,135)		-		15,200		-
Add back actual income tax provision (benefit)	27		(49)		71		(78)
Add income tax benefit, assuming a normal tax rate of 26%	2,114		1,431		11,490		2,047

Adjusted net loss (non-GAAP basis)	$(6,016)	$(0.12)	$(4,071)	$(0.08)	$(32,701)	$(0.64)	$(5,825)	$(0.12)

Weighted average number of common shares outstanding on a diluted basis		51,545		50,089		51,127		49,853

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the nine months ended
(in millions)	October 31, 2020	November 2, 2019
Cash flow from operating activities (GAAP basis)	$(8.6)	$(14.4)
Capital expenditures, infrastructure projects	(2.0)	(7.2)
Capital expenditures for DXL stores	(0.9)	(3.8)
Free Cash Flow (non-GAAP basis)	$(11.6)	$(25.4)

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before CEO transition costs, exit costs associated with London operations, and any impairment of assets.  We believe that adjusted EBITDA is useful to investors in evaluating our performance.

	For the three months ended		For the nine months ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
(in millions)
Net loss (GAAP basis)	$(7.0)	$(7.2)	$(59.5)	$(10.2)
Add back:
CEO transition costs	-	-	-	0.7
Exit costs associated with London operations	-	1.7	-	1.7
Impairment of assets	(1.1)	-	15.2	-
Provision (benefit) for income taxes	-	-	0.1	(0.1)
Interest expense	1.1	0.9	2.9	2.6
Depreciation and amortization	5.3	6.3	16.4	18.9
Adjusted EBITDA (non-GAAP basis)	$(1.7)	$1.7	$(24.9)	$13.6

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

At October 31, 2020, we had outstanding borrowings of $68.3 million, of which $65.0 million were in LIBOR-based contracts with an interest rate of 4.00%. The remainder was prime-based borrowings, with a rate of 5.25%.  At October 31, 2020, the $15.0 million outstanding borrowings under the FILO loan were in a LIBOR-based contract with an interest rate of 6.00%.

Based upon a sensitivity analysis as of October 31, 2020, assuming average outstanding borrowing during the first nine months of fiscal 2020 of $67.4 million under our Credit Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $412,000 on an annualized basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

While the majority of our employees are working remotely during the COVID-19 pandemic, we have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial results and liquidity.  All of our stores were closed on March 17, 2020 and remained closed through the end of April 2020, at which point we began to open our stores on a gradual basis through June 30, 2020.  While our direct and wholesale businesses were operational, our total revenues for the first nine months of fiscal 2020 decreased by approximately 36.2%.  Based on the continuing uncertainty regarding the pandemic, we are unable, within reason, to estimate the impact to the remainder of fiscal 2020.  As such, we are focused on mitigating the effects of the COVID-19 pandemic and preserving our liquidity. These efforts included, among other things, (i) the furloughing of substantially all of our associates while our stores remained closed, (ii) temporarily reducing, on a tiered basis, the salaries of all members of management through August 2, 2020, (iii) suspending merit increases, (iv) implementing a restructuring program in the third quarter to reduce SG&A costs by terminating services agreements, eliminating certain professional services and reduced marketing costs, (v) eliminating approximately 101 corporate positions and a total of 1,078 store associates since March 2020, (vi) suspending compensation for non-employee directors for the second quarter of fiscal 2020, (vii) eliminating capital expenditures and operating expenses, where possible, (viii) negotiating with vendors and landlords for extended and revised payment terms, (ix) cancelling approximately $148.0 million of on-order merchandise, at retail, (x) drawing approximately $30.0 million under our credit facility and amending that facility to increase our borrowing base availability by delaying the step-down of our advance rates and amending the agreement to permit the Company the ability to enter into an aggregate of up to $15.0 million in promissory notes with merchandise vendors, and (xi) pursuing all opportunities that may be available to us under the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act").

The above actions may not be successful in mitigating the effects of this pandemic, which is highly uncertain and difficult to predict, and the actions that we take may negatively impact or delay our strategic initiatives. For example, even though our stores have reopened, we cannot be assured that (i) consumer demand and, therefore, sales will return to levels experienced prior to the pandemic, (ii) if sales do not return to levels prior to the pandemic, sales will be at levels sufficient to support the ongoing business, (iii) new practices or protocols could impact our business and may continue and/or increase, for example, occupancy limitations, (iv) our stores can remain open if there is a resurgence of the virus and therefore need to close again, or (v) our associates will be willing to staff our stores, as a result of health concerns. Furthermore;

•	we may not be able to effectively manage our operating costs on a lower sales base;
•	we may not be able to effectively manage the availability under our Credit Facility;
•	we may not be able to maintain or obtain favorable credit terms with our third-party vendors, making it harder to manage liquidity and receive inventory on a timely schedule;
•	we cannot be assured that inventory costs will not increase or that inventory will be readily accessible from our vendors;

and

•	we cannot be assured that we will not have further impairments of our long-lived assets.

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

In addition to the risks noted above, the COVID-19 pandemic may also heighten other risks described in our Fiscal 2019 Annual Report, including risks to our supply chain, the health and safety of our customers and employees, and our ability to maintain compliance with the financial covenants under our Credit Facility. For example, we are seeing disruption in the global supply chain due to COVID-19 outbreaks in foreign ports and shortages of vessels and shipping containers that may impact our ability to import inventory in a timely manner.

It is unlikely that we will be able to maintain the listing of our common stock on NASDAQ, and as a result our common stock will begin trading over-the-counter.

On October 13, 2020, we received notification from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that our application to transfer from the Global Select Market to the Capital Market was approved and effective October 19, 2020.  This request was in response to the notice from Nasdaq, received by the Company in September 2020, that the Company was not in compliance with Nasdaq Listing Rule 5450(b)(1)(A) based on information provided in the our Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, which reported that our stockholders’ equity was below the $10.0 million minimum required for continued listing on the Nasdaq Global Market.

In addition, as previously reported, in April 2020, the Company received a letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer met the requirement to maintain a minimum consolidated closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”).  The Company was provided a period of 180 days to regain compliance with the Minimum Bid Price Rule, which period was tolled due to the COVID-19 pandemic and will end on December 21, 2020. Upon transfer to the Nasdaq Capital Market, the Company was afforded the remainder of this compliance period.

If the Company is unable to regain compliance with the Minimum Bid Price Rule before December 21, 2020, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for minimum value of stockholder’s equity and all other continued listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible because it cannot meet the other requirements for continued listing, in particular the minimum value of stockholder’s equity, Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

If our common stock is delisted, or we elect to voluntarily delist our common stock from Nasdaq, our common stock would be eligible for quotation on "over-the-counter" markets, which are generally considered to be a less efficient system than listing on markets such as Nasdaq or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage.  Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Fifth Amended and Restated Non-Employee Director Compensation Plan.

10.2

Amended Employment Agreement between the Company and Ujjwal Dhoot effective as of August 2, 2020 (included as Exhibit 10.2 to the Company’s Quarterly Report filed August 27, 2020 and incorporated herein by reference).

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

DESTINATION XL GROUP, INC.

Date: November 20, 2020	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)