Form 10-K
period 2021-01-30
DESTINATION XL GROUP, INC.
filed 2021-03-19
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021 (Fiscal 2020)	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
None	DXLG	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2020, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $12.2 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 63,130,772 shares of Common Stock, $0.01 par value, outstanding as of March 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 30, 2021

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding the continuing impact of the coronavirus pandemic on the Company’s business and results in fiscal 2021 and the impact that actions taken, and to be taken, by the Company to mitigate the impact, including the reduction of operating expenses, capital expenditures and inventory, expected additional borrowing capacity under the Company’s new FILO loan, and preservation of and expected liquidity for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to the execution of our corporate strategy and ability to grow our market share, and those risks and uncertainties set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for men’s clothing and accessories. The pandemic had an adverse effect on our business, financial condition, and results of operations in fiscal 2020.  While we expect the pandemic will continue to impact fiscal 2021, we expect a gradual improvement as vaccines are widely administered during the Spring of fiscal 2021.  The Company has included discussion under Item 1A, Risk Factors, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, with regards to the impact of the COVID-19 pandemic on its financial results in fiscal 2020 and the continued risks that COVID-19 may have on our financial results for fiscal 2021.

Item 1. Business

Destination XL Group, Inc., together with its subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s clothing and shoes with retail locations in the United States and Toronto, Canada. We operate under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL outlets, Casual Male XL® and Casual Male XL outlets. At January 30, 2021, we operated 226 DXL retail stores, 17 DXL outlet stores, 46 Casual Male XL retail stores, 22 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site m.destinationXL.com. In fiscal 2018, we launched a wholesale business unit focused on product development and distribution relationships with key retailers offering co-branded men’s big & tall apparel lines.  Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019 as “fiscal 2020,” “fiscal 2019” and “fiscal 2018,” respectively.

OUR INDUSTRY

We define the big & tall men’s clothing market as starting at a waist size of 38” and greater, as well as tops sized 1XL and greater. Growth in this segment historically has been driven by rapidly changing market demographics. We believe that we can increase our market share by catering to the broader target market, attracting customers from various income, age and lifestyle segments and offering the widest selection of sizes and styles that fit well. We believe opportunity continues to exist for market share growth from the lower-size range of our market, that is, men with a 38” to 43” waist size, which are usually the size range for most men’s apparel retailers that are not core to their mix. In addition to these lower sizes, opportunity for further growth also exists with men with a 54” or greater waist size.

HISTORY

Our Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1995, we operated exclusively in Levi Strauss & Co. branded apparel mall and outlet stores. In May 2002, we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest specialty retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition, on August 8, 2002, we changed our name to “Casual Male Retail Group, Inc.” In fiscal 2004, we acquired the Rochester Clothing stores.  Through fiscal 2010, we catered to customers through our three store formats, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores)

In fiscal 2010, we launched a new store concept, Destination XL (“DXL”). The DXL store concept offers our customers an extensive assortment of products, ranging from value-oriented to luxury-oriented with an increased presence of name brands, without having to shop multiple stores. In addition to offering our customers a wide assortment, we also wanted to provide them with a unique shopping experience. We are focused on providing outstanding customer service through our DXL stores, with larger fitting rooms and professional, trained associates providing personal attention. With the initial success of this store format, we made a similar change to our e-commerce business in fiscal 2011 when we launched our DestinationXL.com website (now dxl.com). In fiscal 2019, we closed our five remaining Rochester Clothing stores.

OUR BUSINESS

We operate as an omni-channel retailer of big & tall men’s clothing and shoes.  Through our multiple brands, which include both branded apparel and private-label, we provide a premium, personalized shopping experience, whether in-store or digitally, with a broad range of merchandise at varying price points, catering from the value-oriented customer to the luxury customer. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

Our DXL retail stores, e-commerce site, dxl.com, and mobile app cater to all income demographics and offer our customers merchandise to fit a variety of lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. In addition, a complete offering of shoes in sizes 10W to 18W is available at dxl.com.  Our Casual Male XL retail stores primarily carry moderate-priced branded and private-label casual sportswear and dresswear. We also operate Casual Male XL outlets and DXL outlets for our value-oriented customer. Through digital marketplaces, we are able to extend our reach, by providing a select offering of our merchandise to new customers who may not be current DXL customers.  In addition to our retail channels, we also launched a wholesale channel in fiscal 2018.

What is unique about our business is our ability to manage the number of sizes offered to our customers to ensure proper fit and optimizing our in-stock position throughout each season. Our best-selling pant has 43 size combinations and a unique specification as compared to an average retailer who may only have 15 different size combinations.  We maintain a consolidated inventory across all channels that enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

BUSINESS STRATEGY

We expect that there will be a gradual recovery in demand for men’s apparel during fiscal 2021, as vaccines are more widely administered by late Spring 2021 and the country begins to socialize again.  In response to the challenges presented by the COVID-19 pandemic, we took decisive steps to pivot our business model early in fiscal 2020.  Our efforts during fiscal 2020 were focused on withstanding the decline in sales and preserving liquidity, positioning ourselves to emerge from the pandemic with significantly more operating leverage. As a result of the steps taken in fiscal 2020, we believe we are well-positioned to recover in fiscal 2021.

In fiscal 2021, our key initiatives include the following:

•

Digital growth.  In fiscal 2021, we want to build off the significant growth that we experienced in fiscal 2020.  We have a number of initiatives planned to further enhance the digital experience for our customers by leveraging new technologies to create a frictionless experience across all of our digital platforms. Despite our expectation that our customer will return to stores, we expect the digital shift will endure.

•

Marketing initiatives. We have executed a marketing strategy that is responsive to changes in customer shopping habits and behaviors through CRM segmentation, unique personas and personalization of digital interaction such as one-to-one marketing email messaging.  During fiscal 2020, while our omni-channel customer continued to shop online, our in-store customers stopped shopping amidst the pandemic.  Our focus in fiscal 2021 will be to reengage with our in-store customers, especially those higher-spending customers who have not shopped with us recently.  We expect to spend our marketing dollars on our digital programs, with less emphasis on TV and radio, as we continue to develop a more personalized one-on-one connection with our customers.

•

Merchandising initiatives.  Prior to fiscal 2020 and the pandemic, we had already started to decrease our in-store presentation of tailored merchandise, in response to the “casualization of America.”  With the pandemic and many men working from home, we saw a continued shift toward our more casual categories.  We expect this shift to continue in fiscal 2021 and our strategy for Spring 2021 will be focused on aligning with the new work-from-home and casual wear lifestyle.  Speed to market initiatives, such as the implementation of VMI (“vendor managed inventory”) and factories holding greige fabrication in key items have given us greater ability to react and drive business as well as create flexibility in our inventory.  We will continue to narrow our assortment, reducing the number of brands we carry and focusing instead on the development of the assortments.

•

Rightsizing our store portfolio. We made substantial progress during fiscal 2020 in working with our landlord community to renegotiate lease agreements.  Our project included two phases, with the first phase specifically working with landlords for the period of time when our stores were closed due to the pandemic, which resulted in a number of rent abatements and deferments. The second phase, which is ongoing and will continue into fiscal 2021, is working with our landlords with a long-term perspective. Our guidance for fiscal 2021 assumes that our sales for fiscal 2021 will be 10.8% to 14.8% below fiscal 2019 levels.  As a result, we are working with our landlords to realign our occupancy costs given the expected sales.  Furthermore, we have approximately 131 stores that have leases with either a natural lease expiration or a kick-out option within the next two years, which provides us with flexibility in these ongoing negotiations. Our goal is to right-size our store portfolio, through lease negotiations or lease-term expirations, to optimize store profitability and omni-channel distribution.

•

Managing liquidity and debt. We took significant steps in fiscal 2020 to preserve our liquidity during the pandemic.  As we head into fiscal 2021, we are continuing to monitor and enhance our liquidity and will use free cash flow to retire debt.  We have reduced our cost structure, which we intend to maintain as revenues increase. We are not planning to open any new stores or rebrand any of our existing Casual Male XL stores in fiscal 2021, and are instead limiting our capital expenditures to only those necessary to meet our current business objectives.  Subsequent to the end of fiscal 2020, we raised $5 million, before offering costs, in connection with the sale of 11.1 million shares of our common stock, as part of a registered direct offering.  Also in March 2021, we entered into a new $17.5 million FILO (“first-in, last-out”) loan, the proceeds of which were used to pay-off our existing $15.0 million FILO.  Our advance rates under the existing FILO were set to amortize down to 5.0% in May 2021. Our new FILO has an advance rate of 15.0% and will provide us with additional borrowing capacity of $5.0 to $10.0 million in fiscal 2021.  Both the raised capital and the new term loan provide additional flexibility to liquidity.

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

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, active, modern and denim. This format allows us to merchandise key items and seasonal goods in prominent displays and makes coordinating outfits easier for the customer while encouraging multi-item purchases. This lifestyle layout also allows us to manage store space and product assortment effectively in each market to target local demographics. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition.

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

We carry over 100 well-known national brands (“branded apparel”) as well as a number of our own private-label lines within our “good,” “better” and “best” price points.  The penetration of branded apparel in a specific DXL stores can range from 39% to 80%, depending on several factors, but on average, approximately half of the assortment is branded apparel.

Higher-End Fashion Apparel -“Best” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers, such as, Brooks Brothers®, The North Face®, Psycho Bunny®, Polo Ralph Lauren®, Jack Victor®, Lucky, Michael Kors®, JOE’S® Jeans, Robert Graham®, 7 for all Mankind®, Tallia® and Robert Barakett ®.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying well-known brands such as: O’Neill®, Cutter & Buck®, Levis®, Nautica® and Nautica Jeans®, Adidas® Golf, Columbia, Berne®, Carhartt®, Callaway®, Jockey®, Lacoste®, Majestic, Tommy Bahama® and vineyard vines®.

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Cubavera, Dockers, Lee, Wrangler and Reebok. In addition, we carry several value-priced private label lines:

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

STORE CHANNEL

DXL Men’s Apparel Stores

At January 30, 2021, we operated 226 DXL retail stores.  Our DXL store concept brings all of our brands together in one format. Within this format, we cater to our diverse customer base, with merchandise representing all price points, from our higher-end brands to value-oriented brands, and all lifestyles, from business to denim.  The size of our DXL stores averages 7,600 square feet, but since fiscal 2016 we have opened smaller (5,000-6,500 square feet) DXL stores.  Because of the smaller size of these stores, they carry a smaller product offering than our other DXL stores but are representative of the “good, better, best” merchandise variety. Our DXL stores are located on real estate that is highly visible, often adjacent to high-performing regional malls or other high-traffic shopping areas.

Our DXL stores offer up to three times the product offering of a Casual Male XL store. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our price points, to cater to each demographic market.

Over the past few years, we have rebranded select Casual Male XL retail and outlet stores to the DXL retail and outlet store concept. In many markets, rebranding a Casual Male XL store to a DXL store provides a viable alternative to the more costly endeavor of relocating a Casual Male XL store to new DXL real estate. In addition, the converted stores benefit from DXL advertising.  While our intention is to rebrand more of the remaining Casual Male XL retail and outlet stores to DXL, given the COVID-19 pandemic we did not rebrand any stores in fiscal 2020 and have no plans to do so in fiscal 2021.

Casual Male XL Retail Stores

At January 30, 2021, we operated 46 Casual Male XL full-price retail stores, located primarily in strip centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual slacks, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,300 square feet.

DXL Outlet /Casual Male XL Outlet Stores

At January 30, 2021, we operated 17 DXL outlet stores and 22 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered at discounted prices to cater to the value-oriented customer. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from DXL and Casual Male XL stores, offering the outlet customer the ability to purchase branded and fashion product for a reduced price.

The average DXL outlet is approximately 4,800 square feet and the average Casual Male XL outlet store is approximately 3,000 square feet.

DIRECT CHANNEL

Our direct business is a critical channel for growing sales and market share through new customer acquisition. Our direct business grew 14.7% in fiscal 2020 and represented approximately 40.4% of our total retail sales, as compared to 23.1% of our retail segment sales in fiscal 2019.  This accelerated growth in our direct business in fiscal 2020 was principally driven by our DXL.com website and app, due to our customers shifting to online shopping during the pandemic.

We define our direct business as sales that originate online, whether through our website, our app, those initiated online at the store level, our Guest Engagement Center, or through a third-party marketplace. We want to serve our customers wherever and how they want to shop, whether in-person at a store, over the telephone, or online via a computer, smartphone or tablet.

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

DXL Website and App

Our DXL website and app were instrumental to our ability to service our customers during fiscal 2020.  In March 2020, when we temporarily closed all of our store locations, our warehouse remained open and we were able to continue making sales through our DXL website.  Even after our stores began to reopen, because of the ongoing concerns of the pandemic, consumers continued to shift to online shopping helping drive higher new customer acquisition for the website business.  The growth of our website had been a key initiative for us prior to the pandemic and with the recent upgrades and enhancements that we made in fiscal 2018 and fiscal 2019, our DXL website was prepared to handle this accelerated growth in fiscal 2020.  Sales from our BOPIS (buy online, pickup in store) and BOPAC (buy online, pickup at curb) programs substantially increased over the prior year, especially during the fourth quarter when the programs were up over 400% to last year.

Digital Sales at Store Level

In support of our omni-channel approach, our store associates use our website to help fulfill our in-store customers’ clothing needs. If a wider selection of a lifestyle, color or size of an item is not available in our store, then our store associates can order the item for our customer online through our direct channel and have it shipped to the store or directly to the customer. Our customers also have the ability to shop-by-store and pick-up in store on the same day.  As expected, because of the pandemic and the decrease of in-person visits to our stores in fiscal 2020, we saw a significant decrease in online sales that originated at the store-level.

Digital Marketplaces

We continue to broaden our reach through digital, third-party marketplaces, which is another growth initiative for our direct business. A large portion of our assortment is available on Amazon, with Amazon Prime shipping.  Digital marketplaces provide us an opportunity to grow our customer base and introduce new customers to our brand.

WHOLESALE CHANNEL

Our wholesale business focuses on the product development, manufacturing and distribution of big and tall product. This strategic growth initiative allows us to leverage our existing infrastructure, including DXL’s expertise in technical design and global sourcing. We believe the wholesale channel is a strong complement to our retail channel allowing us to broaden our presence in the marketplace and provides us an opportunity to access new customers who do not currently shop at DXL.

MERCHANDISE PLANNING AND ALLOCATION

Our merchandise planning and allocation function is critical to the effective management of our inventory, store assortments, product sizes and overall gross margin profitability. The merchandise planning and allocation team has an array of planning and replenishment tools available to assist in maintaining an appropriate level of inventory, in-stock positions at the stores and for the direct channel, and pre-season planning for product assortments for each store and the direct channel. Additionally, in-season reporting identifies opportunities and challenges in inventory performance. Over the past several years, we have made, and we will continue to make, investments in implementing best practice tools and processes for our merchandise planning and allocation.

Our core merchandise makes up approximately 38.5% of our merchandise assortment. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We develop customized assortment strategies by store that accentuate lifestyle preferences for each particular store.

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

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customers. The culture in our stores is to be guest centric in an effort to engage and build a relationship with our guests. Our overall goal is to assist our associates in becoming less task-oriented and more attentive to the customers’ apparel needs.  By establishing this relationship, associates are able to expand our customers’ wardrobe, not only making the customer look good, but also helping them feel confident in their apparel choices.  Our associates are trained to be wardrobe experts, capable of accommodating our customers’ style and fit needs with ready-to-wear clothing. Our associates are well versed in not only the product selection carried in their specific store, but also the product selection carried online.  With a point-of-sale system that can access items online for the customer who is physically in the store, our associates are able to fulfill all of their customers’ needs.

Our multi-unit, field management team receives extensive training on recruiting associates who are the correct fit for our stores. Our new DXL store management team hires are trained extensively through senior peer trainers throughout the country.  The culture has been created over the last ten years to promote when possible from our internal associates, starting at the Assistant Store Manager level up to, and including, members of our Regional Sales Management Team.  Our Regional Vice Presidents give us touch-points in the field in addition to the Regional Sales Managers and the store management to ensure consistency in executing our standards and all programs and processes we deem important to our success.

Each new member of the store management team spends time in a DXL store, working with training managers and their Regional Sales manager to solidify his or her training before being released to the respective “home” store.  We are able to gauge the effectiveness of our training through measuring sales productivity at each level of the field organization, including individual sales associates. We believe our training system, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customer’s brand loyalty.

Each store is staffed with a store manager, assistant manager and key holders. The store manager is responsible for achieving certain sales and operational targets. Our stores have an incentive-based commission plan for managers and selling staff to encourage associates to focus on our customer’s wardrobing needs and sales productivity.  Our field organization strives to promote from within a culture that has been building for ten years, with approximately 75% of the field organization’s multi-unit managers having managed one of our retail stores.

Our field organization is overseen by our Senior Vice President of Store Sales and Operations, Regional Vice Presidents, Regional Sales Managers, and a Store Operations Team, who provide management development and guidance to individual store managers. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s market, and for the overall operations and profitability of those stores.

The COVID-19 pandemic had a significant impact on our store operations during fiscal 2020.  For the safety of our associates and customers, all of our stores were closed on March 17, 2020 with stores gradually reopening beginning at the end of April 2020.  By the end of June 2020, all stores had reopened but with significantly reduced operating hours, which continued through the end of fiscal 2020.  During fiscal 2020, we implemented many safety protocols in our stores so that our customers, who choose to shop in-person, feel safe.  The majority of our stores offer the option for no-contact, curbside pickup, through our BOPAC and BOPIS programs.  For the safety of our field organization, we also equipped the stores with iPads to enable our Regional Sales Managers and members of our senior leadership team the ability to engage with stores on a more frequent basis without the risk of travel.

MARKETING AND ADVERTISING

We believe that our marketing initiatives are key to driving our sales growth by increasing traffic to our stores, website and app. We are continuing to shift our marketing strategy away from our broad-based shotgun advertising to a more targeted, personalized, data-driven model where we can segment and ultimately engage differently with each of our customers based on their shopping behaviors across all our buying channels. While our focus remains digitally driven, given the impact of the pandemic on our stores, our priority heading into fiscal 2021 is driving store traffic and re-engaging with our top, primarily in-store, customers.  While our omni-channel shoppers shopped online during fiscal 2020, a segment of our top customers tend to shop primarily in-store who, given the pandemic and health concerns, did not shop to the levels they have historically. We plan to target and personalize experiences for these top customers with addressable media to re-engage and bring them back.

As we head into fiscal 2021, we plan to increase our digital and CRM marketing investments, with a lesser investment in television/radio.  We continue to take an increasingly stringent analytical perspective to our marketing program, focusing on understanding incremental outcomes in addition to the “return on ad spend” throughout all of our programs.  This data-driven philosophy extends across all of our marketing initiatives as we look at new ways to engage our customers.  Our on-going work on enhancing our customer segmentation will ultimately drive our long-term marketing strategy, enabling us to create targeted and personalized content and messaging to our various customer segments.

Our marketing program includes email, direct mail, loyalty program, direct marketing, digital marketing, social media, television, and radio, among others.  Our marketing costs in fiscal 2021 will be heavily focused on our direct marketing initiatives, such as digital advertising, direct mail and loyalty incentives.

GLOBAL SOURCING

We have built a strong internal team with more than 40 years of combined experience that is responsible for managing an international network of vendors and suppliers across the globe. We manufacture a significant percentage of our private-label merchandise primarily in Southeast Asian countries consisting of Vietnam, Bangladesh, Cambodia and India. We continue to reduce dependency on China, inclusive of our raw materials and trims.  We are a member of Sedex Global, a leading ethical trade service provider, to increase our social, environmental and ethical sustainability and participate in their Ethical Trade Audit platform.  Through collaboration with our third-party inspection vendor, we have developed a “5-Pillar Audit” to include traceability of both raw materials and the equipment used to produce finished goods. We are responsive to the US Customs Border Protection (“CBP”) Withhold Release Order on Products Made in Xinjiang region of China on January 13, 2021.  We have also developed a Compliance Certificate of Traceability. This will be included with all shipments and presented to the CBP with the goods upon arrival to US Customs. We have diversified our global network outside of China and have moved certain programs into additional countries with duty-free opportunities such as Jordan, Guatemala and Mexico. We have strong-established relationships with many of the leading factories and mills across the globe. Our sourcing network consists of over 28 factories in eight countries who are experts in big & tall sizing and production. In fiscal 2020, approximately 50% of all our product needs were sourced directly.

Our global sourcing strategy is a balanced approach, which considers quality, cost and lead-time, depending on the requirements of the program. We believe our current sourcing structure meets our operating requirements and provide capacity for growth. The growth and effectiveness of our global direct sourcing program is a key component to the strength of merchandise margins.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors and buying agents are made in U.S. dollars with payment on account.

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

Using a retail business intelligence solution, we are able to integrate data from several sources and provide enterprise-wide analytics reporting. Over the past few years, we have continued to develop a custom Assortment Suite application that leverages business intelligence and predictive analytics to provide high impact insights into core merchandising tasks. In an effort to improve our inventory management, we have created a standardized set of “best practices” for both our merchandise planning and allocation groups.

Our direct and retail channels maintain a shared inventory system and we operate a single-system platform for our DXL and Casual Male XL stores to deliver improved efficiencies.

During fiscal 2020, we upgraded our order management system enabling omni-channel fulfillment, customer engagement and precision tools for inventory visibility and availability across the Company. We also upgraded our CRM environment providing centralized customer data and an integrated suite of advanced tools that create and maintain personalized customer relationships.

During fiscal 2021, we plan to upgrade our Assortment Suite application to leverage business intelligence and predictive analytics to provide high impact insights into core merchandising tasks.

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

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores and discount and off-price retailers that sell big & tall men’s clothing. While we have successfully competed on the basis of merchandise selection, comfort and fit, customer service and desirable store locations, there can be no assurances that other retailers, including e-commerce retailers, will not adopt purchasing and marketing concepts similar to ours.  Discount retailers with significant buying power, such as Wal-Mart and J.C. Penney, represent a source of competition for us. The direct business has many competitors, including the King Size catalog and website as well as online marketplaces, such as Amazon.

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

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income, net income, and free cash flow. Traditionally, a significant portion of our operating income, net income, and free cash flow is generated in the fourth quarter, because of the holiday season.  Our inventory is typically at peak levels by the end of the third quarter, which represents a significant use of cash, which is then relieved in the fourth quarter as we sell-down our inventory through the holiday shopping season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Destination XL®”, “DXL®”, “DXL Mens Apparel®”, “Big on Being Better®”, “Casual Male®”, “Casual Male XL®”, “Harbor Bay®”, “Oak Hill®”, “Continuous Comfort®”, “Synrgy™”, “Society of One®” and “True Nation®”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no-iron hang tag.

HUMAN CAPITAL MANAGEMENT

Our associates are our greatest asset and we are committed to providing them a safe and healthy work environment. We are committed to inclusivity, acceptance, and equality. Since 2017, we have had a diversity and inclusion initiative called “Normalizing the Brand.” The program brings awareness to unconscious bias and focuses on ensuring the composition of our organization looks and feels like the world we live in and serve. In 2020, we launched a Normalizing the Brand Committee with a primary focus on encouraging managers and associates to have open and honest conversations regarding diversity and inclusion. We have policies and training in place with respect to anti-discrimination and anti-harassment, among others, and provide our associates with access to an anonymous hot-line for reporting any concerns.

Each associate is required to sign a set of policies that include, among other policies, the code of ethics, anti-harassment and procedures for raising a complaint.  Our policies also contain protection of human rights and prohibit, among other things, the use of child labor or forced, bonded or indentured labor.

An Advisory Council, personally headed up by the CEO, was created in 2020 to give cross-functional associates an opportunity to provide input on issues affecting the company’s workforce and the employer-associate relationship.  The purpose of the Council is to facilitate networking, exchange ideas, and suggest ways to enhance staff satisfaction and work effectiveness.

Perhaps most importantly, we promote professional and career development and mentorship programs.  In 2014, our Associate Engagement & Development Committee implemented the DXLG Mentor Program, which pairs up to 20 mentees with mentors for one-year periods. In April 2016, the DXL Women’s Leadership Group was formed with a mission of “Women supporting, educating and empowering each other @ DXLG”. It started as a pilot program and quickly expanded to now include over 40 female leaders, both people and process managers, in the corporate office and field.  In addition, for the past three years, we have presented Leadercast, a platform for leadership development content (held annually in May) and Leadercast Women (held annually in October) as a host site at our corporate headquarters.

Our benefits are designed to help employees and their families stay healthy and help them balance their work and personal lives. These benefits include health and wellness, paid time off, employee assistance, competitive pay, career growth opportunities, paid volunteer time, product discounts, and a culture of recognition. The challenges created by the global pandemic brought mental health awareness to the forefront.  We began a pilot program with CALM, an app that provides our home office associates an opportunity to incorporate meditation and other mindfulness activities into their daily routines.

As of January 30, 2021, we had 1,316 employees. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

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

Risks Related to Our Company and Our Industry

The global impact of the COVID-19 pandemic has had and, based on the current status and uncertainty, will likely continue to have an adverse effect on our business, financial results, liquidity, supply chain and workforce until a significant portion of the U.S. population has been vaccinated.

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) a global pandemic.  Federal, state and local agencies have mandated various restrictions including travel restrictions, restrictions on public gatherings, state of emergencies, stay-at-home orders and closure of all non-essential businesses, among others.

The COVID-19 pandemic has had, and will likely continue to have, an adverse effect on our business, financial results and liquidity until a significant portion of the U.S. population has been vaccinated and our customers begin to socialize outside the home.  All of our stores were closed temporarily on March 17, 2020 and remained closed through the end of April 2020, at which point we began to open our stores on a gradual basis through June 30, 2020.  During fiscal 2020, we focused on mitigating the effects of the COVID-19 pandemic and preserving our liquidity. These efforts included, among other things, (i) the furloughing of substantially all of our associates while our stores remained closed, (ii) temporarily reducing, on a tiered basis, the salaries of all members of management through August 2, 2020, (iii) suspending merit increases, (iv) implementing a restructuring program in the third quarter to reduce SG&A costs by terminating services agreements, eliminating certain professional services and reduced marketing costs, (v) eliminating approximately 101 corporate positions and a total of 1,078 store associates since March 2020, (vi) suspending compensation for non-employee directors for the second quarter of fiscal 2020 and reducing the size of the board from nine to six directors, (vii) eliminating capital expenditures and operating expenses, where possible, (viii) negotiating with vendors and landlords for extended and revised payment terms, (ix) cancelling approximately $148.0 million of on-order merchandise, at retail, (x) drawing $30.0 million under our credit facility and amending that facility to increase our borrowing base availability by delaying the step-down of our advance rates and amending the agreement to permit the Company the ability to enter into an aggregate of up to $15.0 million in promissory notes with merchandise vendors, and (xi) pursuing all opportunities that may be available to us under the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act").

These actions may not be successful in mitigating the effects of this pandemic, which remains highly uncertain and difficult to predict, especially given the existence of new variants, and the actions that we take may negatively impact or delay our strategic initiatives. For example, even though our stores are open, we cannot be assured that (i) consumer demand and, therefore, sales will return to levels experienced prior to the pandemic, (ii) if sales do not return to levels prior to the pandemic, sales will be at levels sufficient to support the ongoing business, (iii) new practices or protocols could impact our business and may continue and/or increase, for example, occupancy limitations, (iv) our stores can remain open if there is a resurgence of the virus and therefore need to close again, or (v) our associates will be willing to staff our stores, as a result of health concerns. Furthermore;

•	we may not be able to effectively manage our operating costs on a lower sales base;
•	we may not be able to effectively manage the availability under our Credit Facility;
•	we may not be able to maintain or obtain favorable credit terms with our third-party vendors, making it harder to manage liquidity and receive inventory on a timely schedule;
•	we may not be able to successfully renegotiate certain lease agreements commensurate with expected sales levels;
•	we cannot be assured that inventory costs will not increase or that inventory will be readily accessible from our vendors;

and

•	we cannot be assured that we will not have further impairments of our long-lived assets.

In addition to the specific risks to our business noted above, we will also be subject to the long-term effects the COVID-19 pandemic may have on the U.S. economy as a whole. The U.S. experienced unprecedented unemployment and an economic recession during fiscal 2020 that has impacted consumer discretionary spending, and therefore consumer demand for our products. The magnitude of the impact of the COVID-19 pandemic will be determined by the length of time that the pandemic continues, and while government authorities’ measures relating to the pandemic may be relaxed as the pandemic abates, these measures may be reinstated as the pandemic continues to evolve.

Even after the COVID-19 pandemic subsides, we may continue to experience material adverse impacts to our business as a result of an economic recession that has occurred or may occur in the future due to a continued erosion in consumer sentiment or the effect of unemployment on our customer base. Furthermore, our customers may have or will continue to have a decrease in in discretionary consumer spending which would have an adverse impact on our store traffic and sales.

Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions, depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We will also need sufficient cash flow to meet our obligations under our existing debt agreements.

The amount that we are able to borrow and have outstanding under our credit facility at any given time is determined using an availability formula based on eligible assets. As a result, our ability to borrow is subject to certain risks and uncertainties, such as advance rates and the amount and quality of inventory, which could reduce the funds available to us under our credit facility. In addition, because of the impact of the COVID-19 pandemic on our business, inventory levels have been reduced to align with expected decreased sales.  This directly impacts our borrowing base and there can be no assurance that we can effectively manage the balance of maintaining inventory and sufficient availability, especially during peak selling periods.

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

For us to be successful in the future and maintain growth, we must be able to continue increasing our share of the big & tall men’s apparel market. Our growth is dependent on our ability to continue to build upon our DXL brand, maintain our existing customers and continue to attract new customers. Our failure to execute our strategy successfully could prevent us from growing our market share, which could have a material adverse effect on our results of operations, cash flows and financial position, including if we were unable to:

•	grow our DXL e-commerce business;
•	develop an effective modern marketing program to build store and digital awareness as well as increase store and online traffic, attract customers across all channels, and grow sales;
•	predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;
•	grow our existing customer base;
•	attract and retain new customers across all channels;
•	hire qualified store management and store associates;
•	continue to grow and then sustain the number of transactions, units-per-transaction and share of wallet; and
•	operate at appropriate operating margins.

Our marketing programs and efforts to drive traffic and convert that traffic into an increased loyal customer base are critical to achieving market share growth within the big & tall men’s apparel market and may not be successful.

Our ability to increase our share of the big & tall men’s apparel market is largely dependent on effectively marketing our merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallets on our product offerings. In order to grow our market share, we depend on the success of our marketing and advertising in a variety of ways, including television and radio advertising, advertising events, loyalty programs, catalogs, and digital marketing, including social media, e-commerce and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future marketing efforts by us, our vendors or our other licensors, may be costly and, if not successful, may negatively affect our ability to meet our sales goals and gain market share.

Our direct business is a significant component of our growth strategy, and the failure to develop our e-commerce and internet infrastructure could disrupt our business and negatively impact our sales.

We continue to have increasing levels of sales made through online shopping and via mobile devices.  We have made significant investments in capital spending and labor to develop these channels and invested in digital media to attract new customers. Growth of our overall sales is dependent on customers’ continuing to expand their online purchases in addition to in-store purchases. During fiscal 2020, because of the COVID-19 pandemic, we saw significant growth in our DXL.com business with revenues increasing 38.6% from fiscal 2019.  While it is our objective to continue to grow this business, there can be no assurance that this growth will continue or be sustainable.

Our success in growing our direct business will depend in part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing customer sophistication requires that we provide additional website features and functionality in order to be competitive in the marketplace and maintain market share. We continually update our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences.  In addition, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to respond to these risks and uncertainties successfully could reduce our direct sales, increase our costs and diminish our growth prospects, which could negatively affect our operating results.

If we are unable to develop and implement our omni-channel initiatives successfully, our market share and financial results could be adversely affected.

Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs.  This includes the expansion of our BOPIS (buy online pick up in stores) and BOPAC (buy online pick up curbside) during fiscal 2020 to help our customers continue to shop during the pandemic.  While we consider ourselves an omni-channel retailer, we continue to make ongoing investments in our information technology systems to support evolving omni-channel capabilities.

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

As part of our strategic growth plan, we launched a wholesale segment in fiscal 2018 focused on product development and distribution relationships with key retailers. We are working on developing and distributing co-branded big & tall men’s apparel lines. The success of this strategic initiative depends on a number of factors, including our ability to grow our wholesale customer base, develop a cost-effective infrastructure, and sustain adequate liquidity to meet the longer lead times associated with the wholesale business. In addition, because our wholesale customers order merchandise on a “purchase order” basis, as our wholesale business grows, any decision by any customer to decrease their order volume or cease purchasing from us could adversely affect our wholesale revenues and profitability.

The loss of, or disruption in, our centralized distribution center could negatively impact our business and operations.

The majority of our merchandise for our stores and e-commerce operations is received into our centralized distribution center in Canton, Massachusetts, where it is then processed, sorted and shipped to our stores or directly to our customers. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, or disruptions in our distribution center, including potential closure if an employee is diagnosed with COVID-19 or there is a governmentally-imposed quarantine, could result in delays in the delivery of merchandise to our stores or directly to our customers. The COVID-19 pandemic has also resulted in labor shortages, which may affect our ability to process and ship inventory in a timely manner.

With all of our management information systems centralized in our corporate headquarters, any disruption or destruction of our system infrastructure could materially affect our business. This type of disaster is mitigated by our offsite storage and disaster recovery plans, but we would still incur business interruption that may impact our business a significant period of time.

Although we maintain business interruption and property insurance, we cannot be sure that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a disruption from our distribution center.

Our business may be adversely affected due to disruptions in the global supply chain.

Disruptions in the global supply chain due to COVID-19 outbreaks in foreign ports and shortages of vessels and shipping containers may impact our ability to import inventory in a timely manner. The impact of COVID-19 on domestic ports has also created a similar disruption in the supply chain and may cause delays in the receipt and shipment of inventory. Furthermore, in the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to further loss of sales and an adverse impact on our results of operations.

Our business may be adversely affected if we are unable to successfully manage our store portfolio.

We lease all of our store locations.  Renewing and renegotiating these leases at acceptable lease terms is critical to the profitability of our stores.  In the second quarter of fiscal 2020, we were able to negotiate short-term rent relief agreements, primarily through rent abatements and rent deferments, with the majority of our landlords due to the temporary store closures in response to the pandemic.  Given the uncertainty as to the continued impact of the pandemic on store sales as well as our customers’ shift to online shopping, we are continuing to engage with our landlords to restructure certain lease arrangements.  If store sales do not return to levels prior to the pandemic and we are unable to renegotiate lease agreements, certain stores may not be profitable and we may not be able to renew existing agreements.  At January 30, 2021, we have 131 stores that have either a natural lease expiration or a kick-out option within the next two years.  This provides us an opportunity to right-size our store portfolio over the next few years, through lease renegotiations or lease-term expirations, to ensure that we are optimizing our store profitability and omni-channel distribution.

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

In addition, even if our current manufacturers continue to manufacture our products, they may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards. If we were forced to rely on manufacturers who produce products of inferior quality, then our brand and customer satisfaction would likely suffer which would negatively impact our business. These manufacturers may also increase the cost to us of the products we purchase from them. The Company publishes a Code of Conduct, which is a part of every agreement requiring compliance by the manufacturing facilities. The Company is working with its third-party audit vendor to ensure a responsible and ethical supply chain. We are and will continue to pursue our corporate responsibilities and create a positive effect on human rights as well as the environment. If, despite third-party audits, the manufacturing facilities engage in workplace or human rights violations and we are unable to identify or correct it, it may negatively affect our business and harm our brand.

Our business may be negatively impacted and we may be liable if third parties misappropriate proprietary information of our customers and breach our security systems.

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. The majority of our retail sales are settled through credit and debit card transactions. While our Board of Directors has a Cybersecurity and Data Privacy Committee to oversee the monitoring and management of cyber risk and data privacy for our Company, and we have not had any security breaches to date, any breach could expose us to risks of loss, litigation and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. We attempt to limit exposures to security breaches and sensitive customer data through the use of “tokens” in connection with both in-store and online credit card transactions, which eliminates the storage of credit card numbers. Like many retailers, we have seen an increase in cyberattack attempts, predominantly through phishing and social engineering scams, and in particular, ransomware. While none of these attempts has been successful, there can be no assurance that our continued security measures will be effective or sufficient in the future.  If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

Further, if a third party were to use this proprietary customer information in order to compete with us, it could have a material adverse impact on our business and could result in litigation.

We may be unable to predict fashion trends and customer preferences successfully.

Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in large part upon our ability to predict effectively and respond to changing fashion tastes and consumer demands and to translate market trends to appropriate saleable product offerings. If we are unable to predict or respond to changing styles or trends successfully and misjudge the market for products or any new product lines, our sales will be impacted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which would decrease our revenues and margins. In addition, the failure to satisfy consumer demand, specifically in our DXL stores and from our website, could have serious longer-term consequences, such as an adverse impact on our brand value and the loss of market share to our competitors.

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

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Specifically, if an individual store location is unable to generate sufficient future cash flows, we may be required to record a partial or full impairment of that store’s right-of-use assets and its property and equipment.  In addition, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) may also result in impairment charges. As a result of the impact of the COVID-19 pandemic on the Company’s business during fiscal 2020, the Company did incur significant asset impairment charges during fiscal 2020.  Due to the uncertainty that remains regarding the duration of the pandemic and its impact on our store locations, we may need to take additional impairment charges.  Any such impairment charges, if significant, could adversely affect our financial position and results of operations.

Changes to LIBOR may negatively impact us.

The London interbank offered rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our current credit facility provides us an option to convert some of our prime-based borrowings into short-term LIBOR contracts.

Regulators in the United Kingdom that oversee LIBOR have stated that they cannot guarantee LIBOR's availability beyond the end of 2021 and expects that reliance on LIBOR will be phased out through 2023.  In the absence of a LIBOR rate, our credit facility provides for a comparable or successor rate to be used.  It is expected that the LIBOR rate will be replaced by the Secured Overnight Financing Rate.  As such, while we do not expect that we will have to renegotiate our credit facility, we do not know whether it could result in increased interest costs. In the absence of a favorable LIBOR or successor rate, our borrowings bear interest based on the Federal Funds rate. At January 30, 2021, approximately $72.0 million of our total outstanding debt of $74.4 million was in short-term LIBOR-based contracts.  We cannot provide assurance that future interest rate charges will not have a material negative impact on our business, financial position, or operating results.

Our success depends significantly on our key personnel and our ability to attract and retain additional personnel.

Our future success is dependent on the personal efforts, performance and abilities of our key management, which includes our executive officers as well as members of our senior management. The loss of any of our senior management may result in a loss of organizational focus, poor operating execution, an inability to identify and execute strategic initiatives, an impairment in our ability to identify new store locations, and an inability to consummate possible acquisitions. The competition is intense for the type of highly skilled individuals with relevant industry experience that we require and we may not be able to continue to attract and retain new employees of the caliber needed to achieve our objectives.

Labor shortages or increases in labor costs due to new regulations could harm our business.

Due to the COVID-19 pandemic, during fiscal 2020 we experienced labor shortages in our distribution facility and in our stores.  If such labor shortages continue, especially during peak-selling periods, it may negatively impact our ability to process inventory in a timely manner and effectively staff our stores.  Furthermore, if the federal minimum wage is increased to $15 per hour, we may need to increase not only the rate of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage.  If we are unable to pass on these higher costs through price increases or reduced workforce hours, our margins and profitability may be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition.

Fluctuations in the price, availability and quality of raw materials and finished goods could increase costs.

Due to the COVID-19 pandemic and the ban of Xinjiang cotton, we are starting to see cost increases in labor and across raw materials. We have secured raw materials in key item programs to reduce the impact on our gross margin. Fluctuations in the price, availability and quality of fabrics or other raw materials used in the manufacturing of our merchandise could have a material adverse effect on our gross margin or on our ability to meet our customers’ demands. The prices for fabrics depend on demand and market prices for the raw materials used to produce them. To the extent that we cannot offset these cost increases with other cost reductions or efficiencies, such higher costs will need to be passed on to our customers. Such increased costs could lead to reduced customer demand, which could have a material adverse effect on our results of operations and cash flow.

Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), privacy and information security regulations, unclaimed property laws, the Affordable Care Act and many others. The effect of some of these laws and regulations may be to increase the cost of doing business and may have a material impact on our earnings. In addition, the complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements and increased enforcement. In addition, as a result of operating in Canada, we must comply with their laws and regulations which may differ substantially from, and may conflict with, corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

Risks Related to Our Corporate Structure and Stock

Trading of our common stock on the OTCQX market may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to sell their shares.

In December 2020 we voluntarily delisted our common stock from The Nasdaq Stock Market to the OTCQX tier of the OTC Markets.  Our common stock is currently quoted under the symbol “DXLG.” Trading in stock quoted on the OTCQX may be thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our operating performance. Accordingly, stockholders may have difficulty reselling any of their shares. Our common stock will continue to trade on OTCQX so long as we meet their standards for continued qualifications, including having at least two brokers who choose to make a market for our common stock, however, there can be no assurances regarding any such trading.

Our stock price has been and will likely continue to be volatile and fluctuate substantially.

The market price of our common stock has been and will likely continue to fluctuate substantially as a result of many factors, some of which are beyond our control. For example, since January 4, 2021, the last reported sale price of our common stock on the OTCQX has ranged from a low of $0.26 to a high of $0.80 on January 29, 2021. Factors that could cause fluctuations in the market price of our common stock include the following:

•	overall changes in the economy and general market volatility;
•	news announcements regarding our quarterly or annual results of operations;
•	quarterly comparable sales;
•	acquisitions;
•	competitive developments;
•	governmental regulation (such as increased wage and paid benefits laws);
•	litigation affecting us; or
•	market views as to the prospects of the retail clothing industry generally.

Our certificate of incorporation, as amended, limits transfers of our common stock and may, along with state law, inhibit potential acquisition bids that could be beneficial to our stockholders.

Our certificate of incorporation, as amended, contains provisions that restrict any person or entity from attempting to purchase our stock, without prior permission from the Board of Directors, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent stockholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent stockholder. These provisions provide that any transfer that violates such provisions shall be null and void and would require the purported transferee, upon demand by us, to transfer the shares that exceed the five percent limit to an agent designated by us for the purpose of conducting a sale of such excess shares. These provisions would make the acquisition of our Company more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring our Company without the approval of our Board of Directors.

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

As of January 30, 2021, we operated 226 Destination XL retail stores, 17 Destination XL outlet stores, 46 Casual Male XL retail stores and 22 Casual Male XL outlet stores.  We lease all of these stores directly from owners of several different types of centers, including life-style centers, shopping centers, freestanding buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 30, 2021.

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

Store count by state at January 30, 2021

United States	DXL retail and outlet stores	Casual Male XL retail and outlet stores
Alabama	2	1
Arizona	6	—
Arkansas	—	1
California	26	7
Colorado	3	1
Connecticut	3	1
Delaware	2	—
Florida	12	8
Georgia	4	2
Idaho	1	—
Illinois	11	4
Indiana	6	3
Iowa	3	1
Kansas	2	—
Kentucky	3	—
Louisiana	3	1
Maine	2	—
Maryland	6	3
Massachusetts	5	2
Michigan	13	1
Minnesota	2	2
Mississippi	—	2
Missouri	5	2
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire	3	—
New Jersey	8	5
New Mexico	1	—
New York	17	1
North Carolina	4	4
North Dakota	—	1
Ohio	10	1
Oklahoma	2	—
Oregon	2	1
Pennsylvania	11	6
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	7	1
Texas	25	3
Utah	2	—
Vermont	1	—
Virginia	6	2
Washington	5	—
West Virginia	—	1
Wisconsin	5	—

International
Toronto, Canada	2	—

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock previously traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “DXLG”. Effective December 22, 2020, we voluntarily delisted our common stock from Nasdaq and began trading our common stock on the OTCQX Marketplace of the OTC Markets Group ("OTCQX") under the symbol “DXLG”.

Holders

As of March 15, 2021, based upon data provided by the transfer agent for our common stock, there were approximately 83 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent.

Issuer Purchases of Equity Securities

There were no stock repurchases during fiscal 2020.

Item 6. Selected Financial Data

Note Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

As noted above in Part 1, this Annual Report, including, without limitation, this Item 7, contains “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements because of numerous factors, including, without limitation those risks and uncertainties set forth in Item 1A, Risk Factors, which you are encouraged to read. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Such statements include our financial outlook for fiscal 2021 with respect to sales, comparable sales, adjusted EBITDA and free cash flows, statements regarding our ability to withstand the impact of the COVID-19 pandemic on our business, our efforts to restructure and reduce costs and right size our lease structure, expected annualized savings from restructuring actions taken in fiscal 2020, expected additional borrowing capacity under our new FILO loan, and our expected liquidity for the next 12 months. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

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

Impact of COVID-19 Pandemic on Our Business

The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for men’s clothing and accessories. While the pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations, we moved early and decisively throughout fiscal 2020 to preserve our financial flexibility and position ourselves to withstand the short-term impact of the pandemic.

We closed all of our retail stores on March 17, 2020 and, beginning at the end of April 2020 and continuing into the second quarter of fiscal 2020, we started to gradually reopen stores.  As of the end of June, all stores had been reopened but have been operating at reduced hours. Since the reopening, some stores have had to close for periods of time. Our direct business continues to play a vital role as we are seeing our customer’s shopping preference shift to online.  Given the increased demand in our direct business, we have been very fortunate that our distribution center was able to operate without any business disruption during fiscal 2020.

The unrelenting impact of COVID-19 on the apparel industry continues to be a challenge. At DXL, we experienced a shift among our customers away from event-driven shopping and into need-based shopping.  Our customers spent less time this year at large social gathering events such as parties, graduations, and sporting events which negatively impacted demand for apparel.  We saw improvements in many of our core and basic categories which have been driven by this change in lifestyle of staying close to home.  We expect this trend to continue for the early part of fiscal 2021, and we expect our customers’ shopping behaviors to significantly change when vaccines are widely distributed and our customer is in a need to replenish his wardrobe over time.

Comparable Sales and E-Commerce (Direct) Sales Definition

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

Stores that have been open for 13 months are included in comparable sales.  The Company has not carved-out prior year sales for periods where the stores were temporarily closed in fiscal 2020 due to the pandemic. Stores that have been remodeled or re-located during the period are also included in our determination of comparable stores sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months.  If a store becomes a clearance center, it is also removed from the calculation of comparable sales.  The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include adjusted net loss, adjusted net loss per diluted share, free cash flow, EBITDA and adjusted EBITDA.  We believe these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2020 to fiscal 2019 and fiscal 2018.  We also provide certain forward-looking information with respect to certain of these non-GAAP financial measures. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net loss, net loss per diluted share or cash flow from operating activities in accordance with GAAP.  See “Non-GAAP Reconciliations” below for additional information on these non-GAAP financial measures and reconciliations to comparable GAAP measures.

EXECUTIVE OVERVIEW

	Fiscal 2020	Fiscal 2019	Fiscal 2018
	(in millions, except for per share data)
Net loss	$(64.5)	$(7.8)	$(13.5)
Adjusted net loss (1)	(36.7)	(3.2)	(3.5)

EBITDA	(39.0)	20.2	18.5
Adjusted EBITDA (1)	(24.2)	23.5	27.4

Impairment charges	14.8	0.9	4.6
Exit costs associated with London operations	—	1.7	—
CEO transition costs	—	0.7	2.4
Corporate restructuring	—	—	1.9

Diluted loss per share:
Net loss	$(1.26)	$(0.16)	$(0.28)
Adjusted net loss	$(0.72)	$(0.06)	$(0.07)

Cash flow from operating activities	$(1.2)	$15.8	$15.7
Free cash flow	$(5.5)	$2.4	$2.8
(1)

Adjusted net loss and adjusted EBITDA exclude asset impairment charges, exit costs associated with London operations, corporate restructuring and CEO transition costs.  Adjusted net loss, for all periods, assumes a normalized tax benefit of 26%. See “Non-GAAP Reconciliations” below.

The COVID-19 pandemic had an adverse impact on our revenues and, in turn our earnings in fiscal 2020.  In response, we took decisive steps early in fiscal 2020 to pivot our business model and position ourselves for recovery, and emerge with significantly more operating leverage as we head into fiscal 2021.  While fiscal 2020 was a challenging year for us, we navigated those challenges and maintained our solvency through one of the most difficult years in the history of our Company.

Managing our liquidity to help us weather the impact of the pandemic was our primary objective, which we believe we successfully accomplished.  In those initial few weeks in March 2020, we took several immediate and proactive steps, including: drawing down $30.0 million from our credit facility, furloughing the majority of our organization, cancelling inventory orders, eliminating capital spending except where necessary, instituting a temporary reduction in pay for management (director-level and above) until the start of the third quarter, suspending the directors second quarter compensation, working with landlords on rent deferments and abatements during those temporary closures, negotiating extended payment terms with our suppliers and vendors, and amending our credit facility to provide additional borrowing capacity.  As our stores began to open, we continued to focus on liquidity.  We took several cost-reduction measures to realign our cost structure with our current sales trends.  These steps have been difficult and included reducing our field organization by approximately 54% and our corporate workforce by 29%.  In November 2020, we also terminated certain service agreements and eliminated certain professional services, much of the benefit of which will not be realized until fiscal 2021.  As a result of these efforts, we not only preserved liquidity, but we also have substantially reduced our operating cost structure.

From a liquidity perspective, at January 30, 2021, our total debt, net of cash, increased only $5.6 million to the prior year despite the significant loss in revenues.  We decreased inventory levels by $17.4 million, or 17%, and our year-end inventory is current with clearance inventory down $1.4 million from February 1, 2020.  In addition, we were able to work with our landlord community to renegotiate much of our lease portfolio given current sales trends, which benefited our cash flows in fiscal 2020 by approximately $10.0 million and will benefit fiscal 2021 as well.  We also restructured 91 individual store leases in fiscal 2020 which we expect to deliver over $13.5 million in savings over the life of the leases, including approximately $5.2 million in fiscal 2021.  As discussed below, subsequent to the end of fiscal 2020, we also raised $5 million, before offering costs, from the sale of 11.1 million shares of common stock through a registered direct offering and also entered into a new first-in, last out term loan “FILO” loan which replaced our existing FILO loan, both of which added further flexibility to our liquidity as we head into 2021.

While our stores were adversely affected by the pandemic, with comparable store sales down 47.1% to last year, our digital growth was a bright spot for us this year.  We had started transforming our digital presence in fiscal 2019 in order to grow our digital business, and in response to the pandemic we accelerated those efforts during fiscal 2020 as our customers migrated to online shopping.  Our e-commerce site, DXL.com, was instrumental to our business, enabling us to continue to serve our customers.  As our customers increasingly migrated to online shopping, our DXL.com site and distribution center were able to successfully meet the increased demand. Sales from our DXL.com site increased 38.6% over the prior year.  This is an exciting opportunity for us and we are hoping we are able to build on this growth into fiscal 2021.

The loss of revenues in fiscal 2020, resulted in a net loss for fiscal 2020 of $(1.26) per diluted share as compared to a net loss of $(0.16) per diluted share in fiscal 2019.  On a non-GAAP basis, adjusted net loss was $(0.72) per diluted share in fiscal 2020 as compared to $(0.06) per diluted share in fiscal 2019.

The loss in store sales from the temporary store closures and reduced demand for in-person shopping resulted in our having to take significant impairment charges against our long-lived assets, especially in the first quarter of fiscal 2020.  Our results for fiscal 2020 include a total impairment charge of $14.8 million, or $0.29 per diluted share, primarily related to the write-down of our operating lease right-of-use assets and, to a lesser extent, store assets.  This compares to a total impairment charge of $0.9 million, or $0.02 per diluted share, in fiscal 2019.

Subsequent Events

Registered Direct Offering of Common Stock

On February 5, 2021, we sold, pursuant to a definitive stock purchase agreement in a registered direct offering, an aggregate of 11,111,111 shares of our common stock, for a gross purchase price of $5.0 million, before payment of offering costs. We intend to use the net proceeds from the offering for working capital and other general corporate purpose.

New FILO Loan

On March 16, 2021, we refinanced our existing $15.0 million first-in, last-out term loan under our credit agreement with Bank of America and entered into a new, $17.5 million senior secured first-in, last-out term loan facility (the “new FILO Loan”).  Pursuant to the Fourth Amendment to its Seventh Amended and Restated Credit Facility with Bank of America, N.A. (as amended, the “Credit Facility”), PathLight Capital Fund II LP was added as the FILO lender to the Credit Facility.  Proceeds from the new FILO Loan were used to repay in full the Company’s existing FILO loan with the balance of the proceeds to be used for working capital.

The borrowing base for the new FILO Loan is determined based on a percentage of eligible inventory, receivables and intellectual property.  We expect the new FILO Loan to provide us additional borrowing capacity of approximately $5.0 to $10.0 million.  Interest rates under the new FILO Loan will be higher than the existing FILO loan by approximately 250 to 300 basis points.  See “Liquidity and Capital Resources” for a more detailed description of the new FILO Loan.

Financial Outlook

Our plans for fiscal 2021 include expected sales of approximately $385.0 million to $402.0 million, adjusted EBITDA of approximately $11.0 to $18.0 million and positive free cash flow, which we expect to use to pay-down debt.  Our financial projections assume that vaccines against the COVID-19 virus are widely available and administered by the end of Spring 2021. We believe that demand for apparel will gradually improve in fiscal 2021 as our customers begin to return to pre-COVID-19 activities. We expect a 10.8% to 14.8% decline in comparable sales from fiscal 2019 levels, with comparable store sales down 23.8% to 27.8% and our direct business up 26.9% to 30.7% to fiscal 2019.  We expect to achieve these results through continued penetration of our direct business and a modest recovery in store traffic during the course of the year.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2020, fiscal 2019 and fiscal 2018 were all 52-week periods.

Below is a discussion of our results of operations for fiscal 2020 as compared to fiscal 2019.

Our Annual Report on Form 10-K for the year ended February 1, 2020 (fiscal 2019) includes a discussion and analysis of our financial condition and results of operations comparing fiscal 2019 to fiscal 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SALES

Fiscal year
(in millions)	2020
Fiscal 2019 sales	$474.0
Less prior year sales for stores that have closed	(12.5)
$461.5

Decrease in comparable sales	(145.5)
Increase in wholesale revenues	4.1
Other, net	(1.2)
Fiscal 2020 sales	$318.9

For fiscal 2020, total sales decreased 32.7% to $318.9 million from $474.0 million in fiscal 2019. Comparable sales for the full year decreased 32.6%, primarily due to a comparable sales decrease in stores of 47.1%, partially offset by an increase in our direct business of 14.9%.  All of our stores were temporarily closed on March 17, 2020 and, at the end of April 2020, we started to gradually reopen them.  By the end of June 2020, all stores had reopened, but with reduced operating hours. Stores sales gradually improved through the remainder of fiscal 2020, but comparable store sales were still below fiscal 2019 levels with the fourth quarter comparable store sales down 37.3%.  Until vaccines are widely administered and customers gain some comfort that enables them to begin socializing, we expect to continue to see similar sales trends for at least the early part of fiscal 2021.

The increase in our direct business was driven by our DXL.com e-commerce site, which had a sales increase of 38.6% and was partially offset by a 50.4% decrease in universe sales, which are online sales that are initiated at the store level.  The decrease in our universe sales is directly attributable to store closures and the decrease in store traffic once the stores reopened.  The strong growth in our direct business was a direct outcome of the digital strategies we implemented and the customers’ shift in shopping preferences in response to COVID-19.

Wholesale revenues for fiscal 2020 increased $4.1 million to $16.6 million.  The increase is primarily due to the sale of masks during the second quarter of fiscal 2020.

GROSS MARGIN

Gross margin rate for fiscal 2020 was 32.9% compared to 43.1% in fiscal 2019. The decrease of 10.2% was due to a decrease in merchandise margin of 5.6% and a decrease of 4.6% due to the deleveraging of occupancy costs.  On a dollar basis, occupancy costs decreased $8.3 million, or 11.8% largely due to our efforts to restructure our lease agreements due to the impact of the pandemic on our retail stores, as well as due to closed stores.

The decrease in merchandise margin reflects the increased promotional posture we took in response to COVID-19, especially during the second quarter, where we were highly promotional in our effort to drive sales and reduce inventories. For the second half of fiscal 2020, we focused on more targeted promotions with a greater gross margin impact, which improved our merchandise margins in the third and fourth quarter.  Because of the growth in our direct channel and free shipping promotions during fiscal 2020, our shipping costs increased over the prior year.

While our gross margin was negatively impacted by the deleveraging of occupancy costs against the lower sales base, we worked throughout fiscal 2020 with our landlord community to restructure our existing lease agreements.  In the first half of fiscal 2020, we negotiated $10.0 million of favorable rent abatements and deferments with our landlords for the months that our stores were temporarily closed.  In addition, to date, we have also restructured 91 individual store leases which will deliver over $13.5 million in savings over the life of the leases, including $5.2 million of savings projected in fiscal 2021.

By its nature, gross margin rates for wholesale are lower than gross margin rates for the Company’s retail segment.  During fiscal 2020, margins in our wholesale business improved, primarily driven by our sales of masks in the second quarter of fiscal 2020.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for fiscal 2020 decreased $51.6 million, or 28.6%, to $129.1 million as compared to $180.7 million in fiscal 2019. SG&A expenses as a percentage of sales for fiscal 2020 were 40.5% as compared to 38.1% for fiscal 2019.

The decrease in SG&A expenses for the year was due to the decrease in variable-based costs such as store payroll, supplies, travel and other supporting expenses, a decrease in advertising costs, corporate payroll, professional services and director compensation.  Performance-based incentives and insurance costs increased over the prior year.  Included in SG&A costs for fiscal 2020 is an earned tax credit of approximately $1.3 million that the Company realized as part of the CARES Act.

We took several steps throughout fiscal 2020 to reduce our operating costs, including the furlough of both our store associates and certain corporate associates while our stores were closed, a reduction in marketing costs, a temporary salary reduction of 10-20% for management levels director and above, and the suspension of non-employee director compensation for the second quarter.  We also implemented several cost savings initiatives to realign our operating costs with expected sales levels, which resulted in the termination of certain service agreements and professional services, a reduction in our field organization by approximately 54% and in our corporate workforce by 29%.  With the reduced sales levels and store traffic, our stores are operating at minimal staffing levels and reduced operating hours.

The expected annualized savings from the action taken in November 2020 are expected to result in annualized savings of $9.7 million, the majority of which will be realized in fiscal 2021.  These savings will be in addition to the previous cost-saving measures we took during the first three quarters of fiscal 2020.

SG&A expenses are managed through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 20.2% of sales in fiscal 2020 compared to 22.6% of sales in fiscal 2019.  Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 20.3% of sales in fiscal 2020 compared to 15.5% of sales in fiscal 2019 and reflects the impact of the deleveraging of sales.

IMPAIRMENT OF ASSETS

We regularly review assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. Store assets include property and equipment as well as operating lease right-of-use assets.  When indicators of impairment are present, a recoverability analysis is performed.

As a result of the impact of the COVID-19 pandemic on store operations, we have taken significant impairment charges in fiscal 2020, primarily related to our right-of-use assets.  Our determination of impairment was based on multiple probability-weighted scenarios as to the recoverability of each individual store assuming that consumer retail spending would remain curtailed for a period of time.

In addition, the asset impairment charges for fiscal 2020 were partially offset by non-cash gains related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. To the extent that such gain related to previously recorded impairment charges for operating right-of-use assets, the gain was included as an offset to impairment charges, with the remainder of the gain included as a reduction in store occupancy costs.  For fiscal 2020, the Company recognized a non-cash gain of $3.1 million, of which $2.6 million was included as an offset to the asset impairment charges.

For fiscal 2020, the asset impairment charge was $14.8 million, which included $13.3 for the write-down of operating lease right-of-use assets and $4.1 million for the write-down of store assets, partially offset by a non-cash gain of $2.6 million.  The asset impairment charge for fiscal 2019 was $0.9 million, which included $0.7 million for the write-down of right-of-use assets and $0.2 million for the write-down of store assets.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $21.5 million in fiscal 2020 compared to $24.6 million for fiscal 2019. With the majority of our new store growth complete, our depreciation expense has been decreasing over the past few years.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2020 was $3.9 million as compared to $3.3 million for fiscal 2019.  The increase in interest expense is due to an increase in average borrowings and an increase in the effective borrowing rates.  As a result of our amendment to our credit facility in April 2020, interest rates under our Credit Facility, which includes our FILO loan, increased by approximately 150 basis points. In addition, as discussed above, on March 20, 2020, we drew approximately $30.0 million against our revolving credit facility, which increased our average borrowings.  This action was taken to provide the Company with flexibility to manage its cash flow due to the uncertainty of the pandemic.

See “Liquidity and Capital Resources” below for more discussion regarding our credit facility and term loan as well as our future liquidity needs.

INCOME TAXES

Realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards, of which approximately $158.2 million will expire from fiscal 2022 through fiscal 2037, is dependent on generating sufficient taxable income in the near term. In addition, there are $43.1 million of federal net operating loss carryforwards that do not expire.

At the end of fiscal 2013, we entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, we established a full valuation allowance against our net deferred tax assets.  While we expect to return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on our results for fiscal 2020 and our forecast for fiscal 2021, we believe that a full valuation allowance remains appropriate at this time.

Due to current period losses, our current tax provision for fiscal 2020 and fiscal 2019 was primarily due to current state margin tax, based on gross receipts less certain deductions.  See Note F of the Notes to the Consolidated Financial Statements.

NET LOSS

Net loss for fiscal 2020 was $(64.5) million, or $(1.26) per diluted share, as compared to $(7.8) million, or $(0.16) per diluted share, in fiscal 2019.

Included in our results for fiscal 2020 were asset impairment charges of $14.8 million, or $0.29 per diluted share.  Included in our results for fiscal 2019 were charges of $1.7 million, or $0.03 per diluted share, for the exit costs associated with our London operations, $0.7 million, or $0.01 per diluted share, in CEO transition costs and $0.9 million, or $0.02 per diluted share in impairment charges.

On a non-GAAP basis, before asset impairments, exit costs associated with our London operations, CEO transition costs and assuming a normalized tax rate of 26% for both years, adjusted net loss per share for fiscal 2020 was $(0.72) per diluted share, compared to $(0.06) per diluted share for fiscal 2019.  See “Non-GAAP Reconciliation” below.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The sales results for fiscal 2020 reflect the impact that the COVID-19 pandemic had on the Company’s business, especially in the first and second quarters when we temporarily closed all of our stores in response to the pandemic. The amounts shown are also not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of other stores during these periods. Consistent with the retail apparel industry, our business is seasonal. Generally, the majority of our operating income is generated in the fourth quarter as a result of the impact of the holiday selling season. A comparison of quarterly sales, gross profit, and net loss per share for the past two fiscal years is presented in Note O of the Notes to the Consolidated Financial Statements.

(in millions, except percentages)	Fiscal 2020		Fiscal 2019		Fiscal 2018
First quarter	$57.2	17.9%	$113.0	23.8%	$113.3	23.9%
Second quarter	76.4	24.0%	123.2	26.0%	122.2	25.8%
Third quarter	85.2	26.7%	106.6	22.5%	107.1	22.6%
Fourth quarter	100.1	31.4%	131.2	27.7%	131.2	27.7%
	$318.9	100.0%	$474.0	100.0%	$473.8	100.0%

EFFECTS OF INFLATION

Although our operations are influenced by general economic trends, we do not believe that inflation has had a material effect on the results of our operations in the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in April 2020 (“Credit Facility”). Although our cash flow from operations has been significantly impacted by the lost revenue as of result of the COVID-19 pandemic, we believe that we have taken sufficient steps to manage our available cash flow for the foreseeable future.  During fiscal 2020, we amended our Credit Facility to increase our borrowing base, negotiated extended payment terms with vendors, restructured lease agreements, cancelled inventory purchase orders, reduced operating costs and reduced capital spending.  Subsequent to year end, in February 2021, we raised $5 million, before offering costs, through the sale of 11.1 million shares in a direct registered offering, the proceeds of which will be used for working capital in fiscal 2021. Also in March 2021, the Company entered into a new $17.5 million FILO loan to replace the Company’s existing $15.0 million FILO loan.  Based on our current projections, we believe our cash on hand, including the proceeds from the equity offering, availability under our amended Credit Facility, the new FILO loan, and cash generated from operations will be sufficient to cover our working capital requirements and limited capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic will continue to impact our business in fiscal 2021 will depend on the swiftness and effectiveness of the vaccine roll-out and our customers returning to pre-COVID activities, which are uncertain and cannot be predicted at this time.

Managing our business, while preserving our liquidity was our primarily objective in fiscal 2020.  Our total debt, net of cash, at the end of fiscal 2020 was $55.4 million, as compared to $49.8 million in fiscal 2019. Our ability to borrow under the credit facility is largely dependent on our inventory levels, which we have intentionally reduced to realign with current expectations of sales.  Accordingly, the decrease in the unused excess availability under our credit facility at year-end is due to the $17.4 million decrease in inventory and the $14.7 million increase in cash on hand.

The following table sets forth financial data regarding our liquidity position at the end of the past two fiscal years:

(in millions)	Fiscal 2020	Fiscal 2019
Cash flow from operating activities	$(1.2)	$15.8
Capital expenditures	(4.2)	(13.4)
Free Cash Flow	$(5.5)	$2.4

Cash on hand, at year end	$19.0	$4.3
Total debt, net of unamortized debt issuance costs	$74.4	$54.1
Unused excess availability under Credit Facility	$11.5	$48.5

The following is a summary of our total debt outstanding at January 30, 2021, with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$59,733	$(212)	$59,521
FILO loan	15,000	(131)	14,869
Total debt	$74,733	$(343)	$74,390

Credit Facility

Our Credit Facility provides for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, may be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase (the “Revolving Facility”).  The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the Revolving Facility under the Credit Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  The current maturity date is May 24, 2023.  The Credit Facility was amended in March 2021, subsequent to fiscal 2020, to accommodate the new FILO loan agreement and the repayment of the existing FILO loan.

Our Credit Facility is described in more detail in Note D to the Notes to the Consolidated Financial Statements.

We had outstanding borrowings of $59.7 million under the Revolving Facility at January 30, 2021. Outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $0.1 million. The average monthly borrowing outstanding under the Revolving Facility during fiscal 2020 was approximately $67.6 million, resulting in an average unused excess availability of approximately $17.9 million. Unused excess availability at January 30, 2021 was $11.5 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets.

FILO Loan

The Credit Facility also includes a FILO loan for $15.0 million.  The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible assets, including certain trade names, that amortizes over time, plus a specified percentage of the value of eligible inventory that amortizes over time. During the first quarter of fiscal 2020, we entered into an amendment that extended these advance rates to December 2020 before they began to step down.

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings were increased by approximately 150 basis points.  Accordingly, current borrowings made under the FILO loan bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 3.75% or 4.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 4.75% or 5.00%.  At January 30, 2021, the outstanding balance of $15.0 million was in a 1-week LIBOR-based contract with an interest rate of 6.00%.  As discussed above, under “Subsequent Events”, on March 16, 2021 the FILO was repaid in full in connection with the Company’s new FILO loan.

INVENTORY

At January 30, 2021, total inventories decreased to $85.0 million from $102.4 million at February 1, 2020. The $17.4 million decrease in inventory is the result of our managing inventory very conservatively, slowing replenishment and reducing receipts to align with the reduced sales volumes as a result of the pandemic.  We have narrowed our assortment of merchandise in our efforts to maintain a healthy inventory and manage clearance levels.  At January 30, 2021, our clearance inventory decreased by $1.4 million, or 13.6% from the prior year, and represented 10.4% of our inventory as compared to 10.0% at February 1, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 30, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating leases (1)	$207.6	$53.6	$87.7	$51.2	$15.1
Long-term debt obligations (2)	15.0	—	15.0	—	—
Interest on long-term debt obligations (3)	3.0	0.9	2.1	—	—
Merchandise purchase obligations (4)	30.0	10.0	20.0	—	—
Total Commitments (5)	$255.6	$64.5	$124.8	$51.2	$15.1

(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center, operating leases for all of our current store locations, certain equipment leases and auto leases.
(2)

Represents the outstanding balance of the FILO loan.  The maturity date for the FILO loan was not until May 2023, however, in connection with the Company’s new FILO loan entered into subsequent to the end of fiscal 2021, the FILO was repaid in full on March 16, 2021.  At January 30, 2021, we had $59.7 million outstanding under our credit facility, which is excluded from the above table.

(3)	Interest on long-term obligations is estimated using LIBOR rate at January 30, 2021 for the FILO loan, assuming no principal payment until maturity of the FILO loan.
(4)

Merchandise Purchase Obligations include amounts for which we are contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above are our outstanding obligations pursuant to open purchase orders. At January 30, 2021, we had approximately $62.4 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.

(5)

At January 30, 2021, we had an unfunded Pension Obligation of $4.5 million and obligations under our Supplemental Employee Retirement Plan of $0.6 million, which are not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at January 30, 2021 and February 1, 2020 respectively:

	At January 30, 2021		At February 1, 2020
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	226	1,718	228	1,729
DXL Outlet	17	82	17	82
Casual Male XL Retail	46	152	50	164
Casual Male XL Outlet	22	66	28	85
Total Stores	311	2,018	323	2,060

In response to the pandemic, we did not rebrand any of our Casual Male XL stores or open any new DXL locations during fiscal 2020.  In total, we closed 12 stores during the year.  Below is a summary of those store closings from February 1, 2020 to January 30, 2021:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Total Stores
At February 1, 2020	228	17	50	28	323
Closed retail stores	(2)	—	(4)	(6)	(12)
At January 30, 2020	226	17	46	22	311

Our capital expenditures for fiscal 2020 were $4.2 million, as compared to $13.4 million in fiscal 2019. Early in fiscal 2020, we eliminated all non-essential capital projects for fiscal 2020 in our efforts to preserve liquidity.  The capital expenditures for fiscal 2020 primarily related to management information projects to support our distribution center and marketing, including our CRM platform.

In fiscal 2019, in addition to our management information projects, we also rebranded 14 Casual Male XL stores to DXL stores and opened two DXL retail stores.  During fiscal 2021, we do not plan to open any new stores or rebrand any of our Casual Male XL stores.  As mentioned above, during fiscal 2020, we have been proactively working with our landlord community to renegotiate our existing leases given the impact of the COVID-19 pandemic on our retail store sales.  We have 131 stores that have leases with either a natural lease expiration or a kick-out option within the next two years.  This provides us an opportunity to right-size our store portfolio, through ongoing lease renegotiations or lease-term expirations, to ensure that we are optimizing our store profitability and omni-channel distribution.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below.  We believe these measures provide helpful information with respect to the Company’s operating performance to shareholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2020 to fiscal 2019 and fiscal 2018, on a comparable basis.  However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net loss, net loss per diluted share or cash flows from operating activities in accordance with GAAP.

Adjusted Net Loss and Adjusted Net Loss Per Diluted Share

Adjusted net loss reflects an adjustment assuming a normal tax rate of 26% and the add-back of asset impairment charges, exit costs associated with London operations, CEO transition costs and corporate restructuring.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%.

The following table is a reconciliation of net loss and net loss per diluted share (on a GAAP basis) to adjusted net loss and adjusted net loss per diluted share (on a non-GAAP basis) (certain amounts may not foot due to rounding):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
(in thousands, except per share data)	$	Per diluted share	$	Per diluted share	$	Per diluted share
Loss before tax provision, on a GAAP basis	$(64,432)	$(1.26)	$(7,691)	$(0.15)	$(13,581)	$(0.28)
Provision (benefit) for income taxes	$106	$0.00	$105	$0.00	$(50)	$(0.00)
Net loss, on a GAAP basis	$(64,538)	$(1.26)	$(7,796)	$(0.16)	$(13,531)	$(0.28)

Add back:
Impairment of assets	$14,841	$0.29	$889	$0.02	$4,579	$0.09
Exit costs associated with London operations	—	—	1,737	$0.03	—	—
CEO transition costs	—	—	743	$0.01	2,404	$0.05
Corporate restructuring charge	—	—	—	—	1,904	$0.04
Actual provision (benefit) for income taxes	106	$0.00	105	$0.00	(50)	$(0.00)
Adjusted loss before income taxes	$(49,591)	$(0.97)	$(4,322)	$(0.09)	$(4,694)	$(0.10)
Income tax benefit, assuming a normalized tax rate of 26%	$(12,894)	$(0.25)	$(1,124)	$(0.02)	$(1,220)	$(0.02)
Adjusted net loss, non-GAAP basis	$(36,697)	$(0.72)	$(3,198)	$(0.06)	$(3,474)	$(0.07)

Free Cash Flow

We calculate free cash flow as cash flow provided by operating activities less capital expenditures. Free cash flow excludes the mandatory and discretionary repayment of debt.  The following table provides a reconciliation of free cash flow (certain amounts may not foot due to rounding):

				Projected
(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2021
Cash flow from operating activities (GAAP)	$(1.2)	$15.8	$15.7	$ >4.3
Capital expenditures	(4.2)	(13.4)	(13.0)	4.3
Free cash flow (non-GAAP)	$(5.5)	$2.4	$2.8	$ >0.0

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are presented because we believe that these measures are useful to investors in evaluating our performance.  Management uses EBITDA as a key metric to measure profitability and economic productivity. EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA is calculated as EBITDA before asset impairment charges, exit costs associated with London operations, CEO transition costs and corporate restructuring.

The Company is unable to reconcile the adjusted EBITDA guidance for fiscal 2021 to net loss, because certain information necessary for the reconciliation is not available without unreasonable efforts.  Such information is difficult to predict and/or is dependent on future events that are outside of our control. In particular, we are unable to reasonably predict potential asset impairments, because of the ongoing impact of the COVID-19 pandemic on our retail stores.

The following table is a reconciliation of net loss on a GAAP basis to EBITDA and Adjusted EBITDA, on a non-GAAP basis, for each fiscal year. (Certain amounts in the following table do not foot due to rounding):

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net loss, on a GAAP basis	$(64.5)	$(7.8)	$(13.5)
Add back:
Provision (benefit) for income taxes	0.1	0.1	(0.1)
Interest expense	3.9	3.3	3.5
Depreciation and amortization	21.5	24.6	28.7
EBITDA (non-GAAP)	$(39.0)	$20.2	$18.5
Add back:
Exit costs associated with London operations	$—	$1.7	$—
CEO transition costs	—	0.7	2.4
Corporate restructuring charge	—	—	1.9
Impairment of assets	14.8	0.9	4.6
Adjusted EBITDA (non-GAAP)	$(24.2)	$23.5	$27.4

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

Long-Term Incentive Plans

Stock awards are primarily granted pursuant to our Long-Term Incentive Plans (“LTIPs”). During fiscal 2020, we had three active LTIPs: the 2018-2020 LTIP, the 2019-2021 LTIP and the 2020-2022 LTIP.  See Note H to the Notes to the Consolidated Financial Statements for additional discussion of our LTIPs. Awards under each LTIP consist of 50% time-based awards and 50% performance-based awards.  All time-based awards granted pursuant are amortized over each LTIP’s respective vesting periods.

The performance-based component of each LTIP is a dollar-denominated award. Equity awards will only be granted if such performance targets are achieved.  Accordingly, each quarter the Company reviews its expected achievement against such performance targets to assess whether an accrual is necessary. The performance metrics are for three-year performance periods and may include metrics such as total shareholder return against peers, 3-year stacked comparable sales or Adjusted EBITDA.  As such, the accruals are based on projections that may extend beyond a year and are subject to change quarter to quarter based on actual performance.  All accruals are recorded as a liability.  If performance targets are achieved and equity awards are granted, the related cost of those awards will be reclassified from the accrual to stock-based compensation on grant date.

The performance targets under the 2018-2020 LTIP were not achieved, therefore, there were no awards earned in fiscal 2020.  With respect to the performance-based component of the 2019-2021 LTIP and the 2020-2022 LTIP, which each approximate $1.9 million, at target, awards will be granted at the end of the respective performance period if the performance targets are achieved. Through the end of fiscal 2020, we have accrued approximately $0.2 million for performance under the 2020-2022 LTIP.  There is no accrual at the end of fiscal 2020 for the 2019-2021 LTIP.

Impairment of Long-Lived Assets

We evaluate property, plant and equipment and operating lease right-of-use assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable.  We evaluate these assets for impairment at a store level for all our retail locations and will recognize an impairment when the undiscounted cash flow estimated to be generated by those assets is less than the assets’ carrying amount. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary. The model for undiscounted future cash flows includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs used to estimate the fair value of the respective store’s operating lease right-of-use asset.  The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds.  Due to uncertainty around the duration and extent of the pandemic’s impact on future cash flows, the Company’s projections were based on multiple probability-weighted scenarios and assumed that consumer retail spending would remain substantially curtailed for a period of time.

For fiscal 2020, fiscal 2019 and fiscal 2018, we recorded asset impairment charges of $14.8 million, $0.9 million and $4.6 million, respectively.

Leases

In accordance with ASU 2016-02, “Leases (Topic 842)” our leases are reported as right-of-use assets with corresponding lease liabilities on our Consolidated Balance Sheet.  As discussed above, we evaluate, at the individual store level, the right-of-use assets for impairment at least annually but also when facts and circumstances indicate that the carrying value may not be recoverable.  Furthermore as the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. See Note A to the Notes to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. See Note A to the Notes to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and the impact of impending standards on our future filings.

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

At January 30, 2021, we had outstanding borrowings under the Revolving Facility of approximately $59.7 million, of which approximately $57.0 million were in LIBOR-based contracts with an interest rate of approximately 4.00%. The remainder was prime-based borrowings, with a rate of 5.25%.  At January 30, 2021, the $15.0 million outstanding borrowings under the FILO loan were in a LIBOR-based contract with an interest rate of 6.00%.

Based upon a sensitivity analysis as of January 30, 2021, assuming average outstanding borrowings during fiscal 2020 of $67.6 million under our Credit Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have increased interest expense by approximately $0.4 million on an annualized basis.

Foreign Currency

Our two DXL stores located in Toronto, Canada conduct business in Canadian dollars. As of January 30, 2021, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	36

Consolidated Financial Statements:

Consolidated Balance Sheets at January 30, 2021 and February 1, 2020	38

Consolidated Statements of Operations for the Fiscal Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	39

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	40

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Fiscal Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	41

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	42

Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) and Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Store Assets

As discussed in Note A to the consolidated financial statements, the Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. As of January 30, 2021, the Company had property and equipment and operating lease right-of-use assets of $56.6 million and $134.3 million, respectively. The Company assesses the recoverability of the assets at an individual store level by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. The Company recorded an impairment charge of $14.8 million for the year ended January 30, 2021. The impairment charge included approximately $4.1 million for the write-down of certain property and equipment and $10.7 million for the write-down of certain operating lease right-of-use assets, related to stores where the carrying value exceeded fair value.

We identified the evaluation of the recoverability of long-lived store assets, including property and equipment and operating lease right-of-use assets, as a critical audit matter. A high degree of auditor judgment was applied in evaluating certain inputs in the undiscounted and discounted cash flow models. These cash flow models included the following internally-developed assumptions for which there was limited observable market information, and changes in the estimates for these assumptions could have a significant impact on the resulting impairment charge, where applicable:

•	forecasted sales attributable to individual stores
•	forecasted gross margin

The following are the primary procedures we performed to address this critical audit matter. We performed sensitivity analyses to assess the impact of reasonably possible changes to forecasted sales attributable to individual stores and forecasted gross margin for certain stores. We evaluated management’s ability to effectively forecast sales and gross profit by comparing actual results to management’s historical forecasts. We evaluated the reasonableness of forecasted sales attributable to individual stores by comparing the growth assumptions to available industry reports, historical financial data, and budgets. We compared forecasted gross margin to historical financial data and budgets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 19, 2021

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 30, 2021 and February 1, 2020

(In thousands, except share data)

	January 30, 2021	February 1, 2020
	(Fiscal 2020)	(Fiscal 2019)
ASSETS
Current assets:
Cash and cash equivalents	$18,997	$4,338
Accounts receivable	6,416	6,219
Inventories	85,028	102,420
Prepaid expenses and other current assets	3,689	10,883
Total current assets	114,130	123,860

Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization	56,552	78,279
Operating lease right-of-use assets	134,321	186,413
Intangible assets	1,150	1,150
Other assets	602	1,215
Total assets	$306,755	$390,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,091	$31,763
Accrued expenses and other current liabilities	24,825	18,123
Operating leases, current	43,598	41,176
Borrowings under credit facility	59,521	39,301
Total current liabilities	155,035	130,363

Long-term liabilities:
Long-term debt	14,869	14,813
Operating leases, noncurrent	135,819	182,051
Other long-term liabilities	5,109	5,267
Total long-term liabilities	155,797	202,131

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 64,656,384 and 63,297,598 shares issued at January 30, 2021 and February 1, 2020, respectively	647	633
Additional paid-in capital	314,747	312,933
Treasury stock at cost, 12,755,873 shares at January 30, 2021 and February 1, 2020	(92,658)	(92,658)
Accumulated deficit	(220,592)	(156,054)
Accumulated other comprehensive loss	(6,221)	(6,431)
Total stockholders' equity (deficit)	(4,077)	58,423
Total liabilities and stockholders' equity (deficit)	$306,755	$390,917

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

(In thousands, except per share data)

	January 30, 2021	February 1, 2020	February 2, 2019
	(Fiscal 2020)	(Fiscal 2019)	(Fiscal 2018)
Sales	$318,946	$474,038	$473,756
Cost of goods sold including occupancy costs	214,081	269,837	262,467
Gross profit	104,865	204,201	211,289

Expenses:
Selling, general and administrative	129,062	180,663	183,868
Exit costs associated with London operations	—	1,737	—
CEO transition costs	—	743	2,404
Corporate restructuring charge	—	—	1,904
Impairment of assets	14,841	889	4,579
Depreciation and amortization	21,477	24,563	28,653
Total expenses	165,380	208,595	221,408

Operating loss	(60,515)	(4,394)	(10,119)

Interest expense, net	(3,917)	(3,297)	(3,462)

Loss before provision (benefit) for income taxes	(64,432)	(7,691)	(13,581)

Provision (benefit) for income taxes	106	105	(50)

Net loss	$(64,538)	$(7,796)	$(13,531)

Net loss per share - basic and diluted	$(1.26)	$(0.16)	$(0.28)

Weighted-average number of common shares outstanding:
Basic and diluted	51,317	49,992	49,163

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

(In thousands)

	January 30, 2021	February 1, 2020	February 2, 2019
	(Fiscal 2020)	(Fiscal 2019)	(Fiscal 2018)
Net loss	$(64,538)	$(7,796)	$(13,531)

Other comprehensive income (loss) before taxes:
Recognition of accumulated foreign currency translation adjustment	$—	$792	$—
Foreign currency translation	(44)	(83)	(264)
Pension plan	254	(957)	(394)
Other comprehensive income (loss) before taxes	210	(248)	(658)
Tax provision related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	210	(248)	(658)
Comprehensive loss	$(64,328)	$(8,044)	$(14,189)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986

Stock compensation expense			2,004					2,004
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity			381					381
Issuance of common stock, upon release of RSUs	627	6	(6)					—
Shares withheld for taxes related to net share settlement of RSUs	(54)	(1)	(135)					(136)
Deferred stock vested	10	—	—					—
Stock option exercise	3	—	—					—
Cancellation of restricted stock, net of issuances	(3)	—	—					—
Board of directors compensation	173	2	592					594
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(394)	(394)
Foreign currency							(264)	(264)
Remeasurement and reclassification on stranded tax effect (Note A)						(718)	718	—
Net loss						(13,531)		(13,531)
Balance at February 2, 2019	62,242	$622	$310,393	(12,755)	$(92,658)	$(153,534)	$(6,183)	$58,640

Stock compensation expense			1,922					1,922
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity			304					304
Issuance of common stock, upon RSUs release	977	10	(10)					—
Shares withheld for taxes related to net share settlement of RSUs	(111)	(1)	(243)					(244)
Deferred stock vested	13	—	—					—
Cancellations of restricted stock, net of issuances	(20)	—	—					—
Board of directors compensation	196	2	567					569
Change in accounting principle due to adoption of ASC 842						5,276		5,276
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(957)	(957)
Foreign currency							(83)	(83)
Recognition of accumulated foreign currency translation adjustment (Note N)							792	792
Net loss						(7,796)		(7,796)
Balance at February 1, 2020	63,297	$633	$312,933	(12,755)	$(92,658)	$(156,054)	$(6,431)	$58,423

Stock compensation expense			1,446					1,446
Issuance of common stock, upon RSUs release	588	6	(6)					—
Deferred stock vested	114	1	(1)					—
Board of directors compensation	657	7	375					382
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							254	254
Foreign currency							(44)	(44)
Net loss						(64,538)		(64,538)
Balance at January 30, 2021
	64,656	$647	$314,747	(12,755)	$(92,658)	$(220,592)	$(6,221)	$(4,077)
The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

(In thousands)

	January 30, 2021	February 1, 2020	February 2, 2019
	(Fiscal 2020)	(Fiscal 2019)	(Fiscal 2018)
Cash flows from operating activities:
Net loss	$(64,538)	$(7,796)	$(13,531)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Recognition of accumulated foreign currency translation adjustment	—	792	—
Amortization of deferred gain on sale-leaseback	—	—	(1,465)
Amortization of deferred debt issuance costs	146	139	171
Write-off of deferred debt issuance costs	—	—	186
Impairment of assets	14,841	889	4,579
Depreciation and amortization	21,477	24,563	28,653
Stock compensation expense	1,446	1,922	2,004
Board of directors stock compensation	382	569	594

Changes in operating assets and liabilities:
Accounts receivable	(197)	(1,174)	(1,374)
Inventories	17,392	4,417	(3,505)
Prepaid expenses and other current assets	7,194	1,252	(464)
Other assets	613	1,797	—
Accounts payable	(4,672)	(2,655)	431
Operating leases, net	(2,440)	(4,254)	—
Deferred rent and lease incentives	—	—	(3,879)
Accrued expenses and other liabilities	7,128	(4,658)	3,341
Net cash provided by (used for) operating activities	(1,228)	15,803	15,741

Cash flows from investing activities:
Additions to property and equipment, net	(4,243)	(13,399)	(11,811)
Purchase of intangible asset	—	—	(1,150)
Net cash used for investing activities	(4,243)	(13,399)	(12,961)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	20,155	(2,690)	(5,334)
Proceeds from the issuance of long-term debt	—	—	15,000
Principal payments on long-term debt	—	—	(12,251)
Costs associated with debt issuances and amendments to credit facility	(25)	—	(553)
Tax withholdings paid related to net share settlements of RSUs	—	(244)	(136)
Net cash provided by (used for) financing activities	20,130	(2,934)	(3,274)
Net increase (decrease) in cash and cash equivalents	14,659	(530)	(494)
Cash and cash equivalents:
Beginning of period	4,338	4,868	5,362
End of period	$18,997	$4,338	$4,868

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 30, 2021

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s clothing and shoes. The Company operates under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL Outlets®, Casual Male XL® and Casual Male XL Outlets. At January 30, 2021, the Company operated 226 DXL stores, 46 Casual Male XL stores, 22 Casual Male XL outlets and 17 DXL outlets located throughout the United States, including two stores in Canada and an e-commerce site at www.dxl.com.  In fiscal 2018, the Company launched a wholesale segment focused on product development and distribution relationships with key retailers.

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

Impact of COVID-19 Pandemic on Business

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. The COVID-19 pandemic has had an adverse effect on the Company’s operations, employees, distribution and logistics, its vendors and customers.  All of the Company’s store locations were closed temporarily on March 17, 2020.  The Company began reopening stores in late April and by the end of June 2020 all retail stores had been reopened.  While all of the Company’s stores were open, the majority were operating with reduced operating hours and were subject to having to close and re-open to any COVID-19 concerns.

In March 2020, as a proactive measure, the Company drew $30.0 million under its revolving facility in order to increase the Company’s cash position and preserve financial flexibility.  In addition, in April 2020 the Company entered into an amendment to its credit facility to, among other things, increase its borrowing base availability and permit the Company the ability to enter into promissory notes with its merchandise vendors.  See Note D, Debt Obligations, for a discussion of the amendment. During fiscal 2020, the Company entered into rent concessions with the majority of its landlords, in the form of rent abatements, rent deferments and, to a lesser extent, lease term extensions as a result of store closures and the impact of COVID-19 on its store revenues.  See Note E, Leases, for more discussion. Further, since early March, the Company has taken proactive steps to manage cash by substantially eliminating capital spend, negotiating deferred payment terms with vendors and, in limited cases, entering into short term notes, reducing operating expenses and cancelling purchase orders for merchandise, where possible.

The Company intends to proceed cautiously and continue to take proactive steps to manage its liquidity.

Segment Reporting

The Company has three principal operating segments: its stores, direct and wholesale businesses.  The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.  Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results are aggregated with the retail segment for all periods.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2020, fiscal 2019 and fiscal 2018 were each 52-week periods, which ended on January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for rebates from certain vendors and amounts due from wholesale customers. For fiscal 2020, fiscal 2019 and fiscal 2018, the Company did not incur any losses on its accounts receivable.

Accounts Payable

During fiscal 2020, the Company received extended payment terms with certain of its merchandise vendors, by entering into short-term notes.  The short-term notes, totaling $3.5 million, have terms of less than one-year and accrue interest at an annual rate of 4.0%, with payments due monthly.  At January 30, 2021, the outstanding balance of the notes was $0.4 million and is included in Accounts Payable on the Consolidated Balance Sheet.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments.

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

The fair value of long-term debt is classified with Level 2 of the valuation hierarchy. At January 30, 2021, long-term debt approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities. See Note D, “Debt Obligations,” for more discussion.

The fair value of the “dxl.com” domain name, an indefinite-lived intangible asset, is measured on a non-recurring basis in connection with the Company’s annual impairment test and is classified within Level 3 of the valuation hierarchy. At January 30, 2021, the fair value of the Company’s “dxl.com” domain name was determined to approximate carrying value.  See Intangibles below.

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

Intangibles

Domain Name

In fiscal 2018, the Company purchased the rights to the domain name “dxl.com.”  The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset.  At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification continues to be valid.  Due to the significant impact of the COVID-19 pandemic on the Company’s business during fiscal 2020, the Company performed a qualitative review of the domain name at each reporting period in fiscal 2020, and concluded at each date that it was more likely than not that the intangible asset was not impaired and therefore no quantitative assessment was required. In the fourth quarter of fiscal 2020, the domain name was tested for potential impairment and the Company concluded that the domain name was not impaired.

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Direct response advertising costs, if any, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There were no deferred direct response costs at January 30, 2021 and February 1, 2020. Advertising expense, which is included in selling, general and administrative expenses, was $11.9 million, $22.9 million and $24.4 million for fiscal 2020, 2019 and 2018, respectively.

Revenue Recognition

The Company’s accounting policies with respect to revenue recognition are discussed in Note B, “Revenue Recognition.”

Foreign Currency Translation

At January 30, 2021, the Company had two stores located in Toronto, Canada. Assets and liabilities for these stores are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity (deficit) is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity (deficit).

During fiscal 2019, the Company closed its Rochester Clothing store in London, England.  In connection with exiting its operations in England, the Company recognized a total charge of $1.7 million, which included the recognition of the associated accumulated foreign currency translation adjustment of $0.8 million as an expense in fiscal 2019. See “Accumulated Other Comprehensive Income (Loss) – (“AOCI”)” below.

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for fiscal 2020, fiscal 2019 and fiscal 2018 are as follows:

	Fiscal 2020			Fiscal 2019			Fiscal 2018
(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(6,478)	$47	$(6,431)	$(5,521)	$(662)	$(6,183)	$(5,840)	$(403)	$(6,243)

Other comprehensive income (loss) before reclassifications, net of taxes	(428)	(44)	(472)	(1,598)	(83)	(1,681)	(746)	(264)	(1,010)

Recognition of accumulated foreign currency translation adjustment (1)	—	—	—	—	792	792	—	—	—

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (2)	682	—	682	641	—	641	352	—	352

Other comprehensive income (loss) for the period	254	(44)	210	(957)	709	(248)	(394)	(264)	(658)

Remeasurement and reclassification of stranded tax effect (3)	—	—	—	—	—	—	713	5	718

Balance at end of fiscal year	$(6,224)	$3	$(6,221)	$(6,478)	$47	$(6,431)	$(5,521)	$(662)	$(6,183)

(1)

In connection with the Company’s closing of its Rochester Clothing store in London, England and exiting its London operations, the Company recognized the accumulated foreign currency translation adjustment as an expense and it has been included in “Exit costs associated with London operations” on the Consolidated Statement of Operations for fiscal 2019.

(2)

Includes the amortization of the unrecognized (gain)/loss on pension plans, which was charged to “Selling, General and Administrative” expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $682,000, $641,000 and $352,000 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. There was no corresponding tax benefit.

(3)

Represents the reclassification to retained earnings of the tax benefit associated with comprehensive income earned, adjusted for the effects of ASU 2018-02, which allowed for the reclassification to retained earnings of stranded tax effect as a results of the 2017 Tax Act.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations.  The Company has not accrued or paid interest or penalties in amounts that were material to its results of operations for fiscal 2020, fiscal 2019 and fiscal 2018.

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

	FISCAL YEARS ENDED
	January 30, 2021	February 1, 2020	February 2, 2019
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	51,317	49,992	49,163
Common stock equivalents – stock options, restricted stock and restricted stock units (RSUs) (1)	—	—	—
Diluted weighted average common shares outstanding	51,317	49,992	49,163

(1)	Common stock equivalents, in thousands, of 159 shares, 408 shares and 497 shares for January 30, 2021, February 1, 2020 and February 2, 2019, respectively, were excluded due to the net loss.

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

	FISCAL YEARS ENDED
	January 30, 2021	February 1, 2020	February 2, 2019
(in thousands, except exercise prices)
Stock options (time-vested)	3,648	755	942
RSUs (time-vested)	812	560	754
Restricted and deferred stock	191	114	75
Range of exercise prices of such options	$0.53 - $7.02	$1.85 - $7.02	$2.25 - $7.02

Excluded from the computation of basic and diluted earnings per share for fiscal 2020 and fiscal 2019 were 720,000 shares of unvested performance stock units.  These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved.  In addition, 435,568 shares, 295,604 shares and 204,040 shares of deferred stock for fiscal 2020, fiscal 2019 and fiscal 2018, respectively, were excluded from basic earnings per share and 30,000 shares of unvested time-based restricted shares in fiscal 2018.  Unvested shares of deferred stock and unvested restricted shares are excluded until such shares vest.

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

The Company recognized total stock-based compensation expense, with no tax effect, of $1.4 million, $1.9 million and $2.0 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The total stock-based compensation cost related to time-vested awards not yet recognized as of January 30, 2021 was approximately $2.1 million and will be expensed over a weighted average remaining life of approximately 27 months.

The total grant-date fair value of awards vested was $1.5 million, $3.0 million and $2.0 million for fiscal 2020, 2019 and 2018, respectively.

Any excess tax benefits resulting from the exercise of stock options or the release of restricted shares are recognized as a component of income tax expense.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions in the table.  The fair value of each non-vested share is equal to the closing price of the Company’s stock on the date of grant.  The weighted-average fair value of options granted and non-vested shares granted shown below does not include shares or deferred stock granted to directors in lieu of compensation.

Fiscal years ended:	January 30, 2021	February 1, 2020	February 2, 2019
Expected volatility	82.3% - 87.8%	-	48.9% - 57.1%
Risk-free interest rate	0.22% - 0.27%	-	2.55% -2.63%
Expected life (in years)	3.0 - 4.0	-	3.0 - 4.5
Dividend rate	-	-	-
Weighted average fair value of options granted	$ 0.32	-	$1.06
Weighted average fair value of non-vested shares granted	-	$1.73	$2.13

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

Impairment of Long-Lived Assets

The Company recorded asset impairment charges of $14.8 million, $0.9 million and $4.6 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The model for undiscounted future cash flows includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs used to estimate the fair value of the respective store’s operating lease right-of-use asset.  The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds.

As a result of the significant impact of the COVID-19 pandemic on the Company’s business during fiscal 2020 and the continued uncertainty, the Company reassessed the recoverability of the carrying value for its long-lived assets throughout fiscal 2020.  Due to uncertainty around the duration and extent of the pandemic’s impact on future cash flows, the Company’s projections were based on multiple probability-weighted scenarios and assumed that consumer retail spending would remain substantially curtailed for a period of time.  For fiscal 2020, the Company recorded a total asset impairment charge of $14.8 million, which included $4.1 million for the write-down of store assets and $10.7 million for the net write-down of operating lease right-of-use assets.  Included in the write-down of operating lease right-of-use assets of $10.7 million was a non-cash gain of $2.6 million related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities.  To the extent that such gains related to previously recorded impairment charges against the operating lease right-of-use asset, the gain was included as an offset to asset impairment charges with the remainder of the gain included as a reduction in store occupancy costs.  For fiscal 2020, the Company recognized a non-cash gain of $3.1 million, of which $2.6 million has been included as an offset to the operating lease right-of-use asset impairment charge.

In addition to the write-down of store assets, the asset impairment charge for fiscal 2019 included $0.7 million for the write-down of operating lease right-of-use assets, and the impairment charge for fiscal 2018 included the write-off of the Company’s “Rochester” trademark of $1.5 million.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements” as of February 3, 2019 during the first quarter of fiscal 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning accumulated deficit.

Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At January 30, 2021, the Company had no short-term leases.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during fiscal 2020, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

B. REVENUE RECOGNITION

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers.  The Company operates as a retailer of big and tall men’s clothing, which includes stores, direct and wholesale.  Revenue is recognized by the operating segment that initiates a customer’s order.  Store sales are defined as sales that originate and are fulfilled directly at the store level.  Direct sales are defined as sales that originate online, including those initiated online at the store level, on its website or on third-party marketplaces. Wholesale sales are defined as sales made to wholesale customers pursuant to the terms of each customer’s contract with the Company.  Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

-	Revenue from the Company’s store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
-	Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.
-

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. An allowance for chargebacks will be established once the Company has sufficient historical experience.  For all periods, chargebacks were immaterial.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are redeemed.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.0 million and $1.0 million at January 30, 2021 and February 1, 2020, respectively.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage".  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.8 million and $2.7 million at January 30, 2021 and February 1, 2020, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note A, the Company’s business at January 30, 2021 consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses.  The operating results from the wholesale segment have been aggregated with this reportable segment for all periods, but the revenues are separately reported below. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors for each of the following fiscal years:

(in thousands)	January 30, 2021		February 1, 2020		February 2, 2019
Store sales	$180,143	59.6%	$354,929	76.9%	$369,200	78.4%
Direct sales	122,206	40.4%	106,585	23.1%	101,714	21.6%
Retail segment	302,349	100.0%	461,514	100.0%	470,914	100.0%
Wholesale segment	16,597		12,524		2,842
Total sales	$318,946		$474,038		$473,756

C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	January 30, 2021	February 1, 2020
Furniture and fixtures	$76,770	$77,197
Equipment	23,083	23,102
Leasehold improvements	117,394	117,694
Hardware and software	100,771	94,489
Construction in progress	1,884	5,525
	319,902	318,007
Less: accumulated depreciation	263,350	239,728
Total property and equipment	$56,552	$78,279

Depreciation expense for fiscal 2020, 2019 and 2018 was $21.5 million, $24.6 million and $28.4 million, respectively.

D. DEBT OBLIGATIONS

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement, as amended, with Bank of America, N.A., as agent, providing for a secured $140.0 million credit facility.  On April 15, 2020, the Company entered into a Third Amendment to the Seventh Amended and Restated Credit Facility, as amended (the “Third Amendment”).  The Third Amendment, among other things, (i) extended the current advance rate of 10%, under the “first-in, last out” (FILO) term facility (the “FILO loan”), from May 24, 2020 to December 31, 2020, at which time it stepped down to 7.5%; (ii) lowered the Loan Cap, as described below, and eliminated the springing financial covenant, (iii) increased the Applicable Margins under the FILO and Revolving Facility (defined below) by 150 basis points and (iv) permitted the Company to enter into promissory notes with vendors in satisfaction of outstanding payables for existing goods, in an aggregate amount not to exceed $15.0 million (as amended, the “Credit Facility”).

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

To help manage its near-term liquidity in light of the uncertainty related to COVID-19 and provide financial flexibility, the Company drew $30.0 million under its secured revolving credit facility in March 2020. At January 30, 2021, the Company had outstanding borrowings under the Revolving Facility of $59.7 million, before unamortized debt issuance costs of $0.2 million. At January 30, 2021, outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $0.1 million. Unused excess availability was $11.5 million at January 30, 2021. Average monthly borrowings outstanding under the Revolving Facility during fiscal 2020 were $67.6 million, resulting in an average unused excess availability of approximately $17.9 million. The Company’s ability to borrow under the Revolving Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Borrowings made pursuant to the Revolving Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%. The Company was also subject to an unused line fee of 0.25%. At January 30, 2021, the Company’s prime-based interest rate was 5.25%. At January 30, 2021, the Company had approximately $57.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 4.00%. The LIBOR-based contracts expired on February 1, 2021. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

Borrowings and repayments under the Revolving Facility for fiscal 2020, fiscal 2019 and fiscal 2018 were as follows:

(in thousands)	January 30, 2021	February 1, 2020	February 2, 2019
Borrowings	$64,226	$152,336	$156,424
Repayments	(44,071)	(155,026)	(161,758)
Net borrowings (repayments)	$20,155	$(2,690)	$(5,334)

The fair value of the amount outstanding under the Revolving Facility at January 30, 2021 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	January 30, 2021	February 1, 2020
FILO loan	$15,000	$15,000
Less: unamortized debt issuance costs	(131)	(187)
Total long-term debt	14,869	14,813
Less: current portion of long-term debt	—	—
Long-term debt, net of current portion	$14,869	$14,813

The total borrowing capacity under the FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time.  The Third Amendment to the Credit Facility extended these advance rates by approximately seven months before they begin to step down.  The FILO loan can be repaid, in whole or in part, subject to certain payment conditions.  The term loan expires on May 24, 2023, if not repaid in full prior to that date. Subsequent to the end of fiscal 2020, the Company entered into a new FILO loan agreement, see Note P, Subsequent Events, for a complete discussion.

As a result of extending the advance rates under the FILO loan, the applicable margin rates for borrowings were increased by approximately 150 basis points. Accordingly, borrowings made under the FILO loan will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a carrying percentage based on the Company’s excess availability, of either 3.75% or 4.00% until May 24, 2021 or 3.25% or 3.50% after May 24, 2021 or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability of either 4.75% or 5.00% until May 24, 2021, or  4.25% or 4.50% after May 24, 2021.  At January 30, 2021, the outstanding balance of $15.0 million was in a 1-week LIBOR-based contract with an interest rate of 6.00%.  The LIBOR-based contract expired on February 1, 2021.  When a LIBOR-based contract expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement. Subsequent to the end of fiscal 2020, the FILO was repaid in full on March 16, 2021 in connection with the Company’s new term loan.  See Note P, “Subsequent Events.”

The Company paid interest and fees totaling $3.8 million, $3.3 million and $3.0 million for fiscal 2020, 2019 and 2018, respectively.

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

Due to the COVID-19 pandemic and all stores having to close temporarily, the Company held rent payments for the period of April through June 2020.  During the second quarter of fiscal 2020, the Company received concessions with the majority of its landlords in the form of rent deferrals, abatements and, to a lesser extent, lease extensions. As a result, approximately $4.3 million of rent payments in fiscal 2020 were deferred into fiscal 2021. During the third and fourth quarters of fiscal 2020, the Company continued to work with its landlords to restructure lease agreements given the continued impact of the pandemic on store revenues.  The Company has restructured approximately 91 leases, which will result in savings of over $13.5 million over the remaining lease terms, including approximately $5.2 million in fiscal 2021. ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied.  Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term.  In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has opted not to elect this practical expedient and instead account for these rent concessions as lease modifications in accordance with ASC 842. As of January 30, 2021, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statement of Operations, and expenses and lease costs related to the corporate headquarters, automobile and equipment leases are included in selling, general and administrative expenses on the Consolidated Statement of Operations.

The following table is a summary of the Company’s components of lease cost for fiscal 2020 and fiscal 2019:

	Fiscal 2020	Fiscal 2019
(in thousands)
Operating lease cost	$47,076	$53,051
Variable lease costs(1)	14,391	16,248
Total lease costs	$61,467	$69,299

(1)	Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for fiscal 2020 and fiscal 2019 is as follows:

(in thousands)	Fiscal 2020	Fiscal 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$47,330	$58,046
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$645	$5,401
Net decrease in right-of-use assets due to lease modifications associated with rent concessions and lease exits	$(6,463)	$—

Weighted average remaining lease term	4.5 yrs.	5.4 yrs.
Weighted average discount rate	6.47%	7.10%

(1)	The decrease in cash payments for fiscal 2020 as compared to the prior year is primarily due to rent abatements and deferments negotiated during fiscal 2020 in response to the COVID-19 pandemic.

The table below reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recorded on the Consolidated Balance Sheet as of January 30, 2021:

(in thousands)
2021	$53,648
2022	48,003
2023	39,654
2024	29,615
2025	21,556
Thereafter	15,078
Total minimum lease payments	$207,554
Less: amount of lease payments representing interest	28,137
Present value of future minimum lease payments	$179,417
Less: current obligations under leases	43,598
Noncurrent lease obligations	$135,819

F. INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under ASC Topic 740, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The accounting standards require current recognition of net deferred tax assets to the extent it is more likely than not such net assets will be realized. To the extent that the Company believes its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

At the end of fiscal 2013, the Company entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, the Company established a full valuation allowance against its net deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on operating results for fiscal 2020 and the Company’s forecast for fiscal 2021, the Company believes that a full allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.

As of January 30, 2021, for federal income tax purposes, the Company has net operating loss carryforwards of $158.2 million, which will expire from fiscal 2022 through fiscal 2037 and net operating loss carryforwards of $43.1 million that are not subject to expiration.  For state income tax purposes, the Company has $111.3 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2021 through fiscal 2041.  Additionally, the Company has $5.9 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2041.

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

In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, was signed into law. This law includes several taxpayer favorable provisions which may impact the Company including relaxed interest expense limitations, a carryback of net operating losses, permitted accelerated depreciation on certain store build out costs and allowance for the deferral of employer FICA taxes. The CARES Act also included an Employee Retention Credit, which provided the Company with a $1.3 million refundable tax credit during fiscal 2020.  The refundable tax credit allowed eligible employers to receive a 50% tax credit for each employee up to $10,000 in wages and other eligible expenses. This credit only impacted payroll taxes, which are recorded in pre-tax income, and had no impact on the income tax provision.

In addition, it provided for the accelerated payment of any refundable alternative minimum tax credit (“AMT”).  Accordingly, in fiscal 2020, the Company received $1.1 million for its refundable AMT receivable which was outstanding at February 1, 2020.

The components of the net deferred tax assets as of January 30, 2021 and February 1, 2020 were as follows (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets, net:
Net operating loss carryforward	$50,197	$40,921
Accrued expenses and other	2,706	1,630
Operating lease liabilities	45,557	57,419
Goodwill and intangibles	87	236
Unrecognized loss on pension and pension expense	2,067	2,156
Inventory reserves	1,002	960
Foreign tax credit carryforward	486	486
Federal wage tax credit carryforward	824	824
State tax credits	147	147
Operating lease right-of-use assets	(34,365)	(48,018)
Property and equipment	(5,605)	(9,205)
Subtotal	$63,103	$47,556
Valuation allowance	(63,103)	(47,556)
Net deferred tax assets	$—	$—

For fiscal 2020, the Company had total deferred tax assets of $103.1 million, total deferred tax liabilities of $40.0 million and a valuation allowance of $63.1 million.

The provision (benefit) for income taxes consisted of the following:

	FISCAL YEARS ENDED
	January 30, 2021	February 1, 2020	February 2, 2019
(in thousands)
Current:
Federal	$—	$—	$(151)
State	99	97	93
Foreign	7	8	8
	106	105	(50)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Total provision (benefit)	$106	$105	$(50)

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision (benefit) for income tax:

	FISCAL YEARS ENDED
	January 30, 2021	February 1, 2020	February 2, 2019

(in thousands)
Federal income tax at the statutory rate (1)	$(13,531)	$(1,615)	$(2,852)
State income and other taxes, net of federal tax benefit	78	77	66
Section 162(m) limitation	197	541	183
Permanent items	245	277	170
Expiration of capital loss carryforward	—	—	1,618
Charge for valuation allowance (2)	13,167	850	992
Refundable AMT credit	—	—	(151)
Other, net	(50)	(25)	(76)
Total provision (benefit)	$106	$105	$(50)
(1)	The statutory rate is 21%.

(2)	The change in valuation allowance in fiscal 2019 was impacted by the adoption of ASC 842 in the tax-effected amount of $1.4 million.

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at January 30, 2021 and February 1, 2020 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

For fiscal 2020, 2019 and 2018, the Company made tax payments of $0.1 million in each fiscal year.

G. COMMITMENTS AND CONTINGENCIES

At January 30, 2021, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals.  See Note E, “Leases” for the schedule of future remaining lease obligations. In addition to its lease obligations, the Company is also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million in each fiscal year through fiscal 2023.

H. LONG-TERM INCENTIVE PLANS

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”).  All equity awards granted under these long-term incentive plans were issued from the Company’s stockholder approved 2016 Incentive Compensation Plan. See Note I, “Stock Compensation Plans.”

At January 30, 2021, the Company has three active LTIPs: 2018-2020 LTIP, 2019-2021 LTIP and 2020-2022 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage.  Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  All time-based awards under the 2018-2020 LTIP were granted in restricted stock units (RSUs) and the time-based awards for the 2019-2021 LTIP were granted in a combination of 50% RSUs and 50% cash. For the 2020-2022 LTIP, the time-based awards were granted in a combination of 50% stock options and 50% cash.

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

The performance targets associated with the 2018-2020 LTIP were not achieved, and accordingly, there was no accrual at January 30, 2021 for the payout of performance-based compensation.  At January 30, 2021, the performance targets under the 2019-2021 LTIP were not deemed probable and, therefore, no accrual related to performance awards has been recorded.  At January 30, 2021, the Company has an accrual of $0.2 million for performance awards under the 2020-2022 LTIP.

I. STOCK COMPENSATION PLANS

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of our common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduced the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019 and by an additional 1,740,000 shares on August 12, 2020.  At January 30, 2021, the Company had 1,456,300 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At January 30, 2021, there are 435,368 stock options that remain outstanding under the 2006 Plan.

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

Stock Option Activity

The following tables summarize the stock option activity under the Company’s 2006 Plan and 2016 Plan, on an aggregate basis, for fiscal 2020:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (000's)
Stock Options
Outstanding options at beginning of year	754,833	$4.84		—
Options granted	3,185,542	$0.55		$2
Options canceled or expired	(292,794)	$4.85		—
Options exercised	—	—		—

Outstanding options at end of year	3,647,581	$1.09	8.5 years	$811
Options exercisable at end of year	462,039	$4.83	2.7 years	—
Vested and expected to vest at end of year	3,647,581	$1.09	8.5 years	$811

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the Company’s 2006 Plan, 2016 Plan and Inducement Awards, on an aggregate basis, for fiscal 2020:

	RSUs	Deferred shares (1)	Fully-vested shares (2)	Performance Share Units (3)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	1,420,803	295,604	—	720,000	2,436,407	$1.95
Shares granted	—	253,864	469,088	—	722,952	$0.42
Shares vested/issued	(588,068)	(113,900)	(469,088)	—	(1,171,056)	$1.45
Shares canceled	(17,443)	—	—	—	(17,443)	$2.11
Outstanding non-vested shares at end of year	815,292	435,568	—	720,000	1,970,860	$1.69
Vested and expected to vest at end of year	815,292	435,568	—	—	1,970,860

(1)

The 253,864 shares of deferred stock, with a grant-date fair value of approximately $111,870, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest at the director’s separation of service.

(2)

The 469,088 shares of stock, with a grant-date fair value of approximately $194,994 were granted to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections.  During fiscal 2020, directors were required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election were issued from the Fourth Amended and Restated Non-Employee Director Stock Purchase Plan (the “Non-Employee Director Compensation Plan”).

(3)

Represents shares of performance stock units (“PSUs”), with a fair value of $1.0 million granted to Mr. Kanter.  The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00.  All PSUs will expire on April 1, 2023 if no performance metric is achieved.

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

Through the end of fiscal 2020, non-employee directors were required to take 50% of their annual retainer, which was paid quarterly, in equity.  Any shares of common stock or deferred stock issued to a director as part of this 50% requirement were issued from the 2016 Plan. Only discretionary elections of shares of common stock were issued from the Non-Employee Director Compensation Plan.

In November 2020, the Board of Directors approved the Fifth Amended and Restated Non-Employee Director Compensation Plan. The plan was amended to, among other things, increase the number of shares available for grant under the plan by an additional 1,000,000 shares, limit the number of shares that can be issued each quarter to 250,000 shares (with any shortfall satisfied in cash), remove the requirement for directors to take 50% of their annual retainer in equity and remove the ability for directors to select deferred stock.

The following shares of common stock, with the respective fair value, were issued to its non-employee directors as compensation for fiscal 2020, fiscal 2019 and fiscal 2018:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2020	187,897	$75,065
Fiscal 2019	37,113	$69,991
Fiscal 2018	48,896	$107,605

At January 30, 2021, 1,000,000 shares remain available for grant under the Fifth Amended and Restated Non-Employee Director Compensation Plan.

J. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman served as a director of the Company’s Board of Directors (the “Board”) until August 12, 2020.  From August 2014 through January 2019, Mr. Holtzman served as the Company’s Executive Chairman of the Board and as its Chairman of the Board from April 2000 to August 2014.

In August 2014, the Company and Mr. Holtzman entered into an Employment and Chairman Compensation Agreement (the “Compensation Agreement”) for his services as Executive Chairman and as an employee of the Company.  The Compensation Agreement was most recently amended on August 9, 2018 to reduce his annual compensation as Executive Chairman to $176,000, along with an annual base salary of $24,000 for his services as an employee of the Company.  At that time, the Company provided written notification to Mr. Holtzman that the Company would not be extending the term of the Compensation Agreement and, as a result, the Compensation Agreement terminated on August 7, 2020.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). For fiscal 2021, the amortization of the unrecognized loss will be calculated based on the average remaining lifetime of all employees, as opposed to the average remaining future service of active employees.  As a result of this change in amortization, the Company expects a decrease in net periodic pension cost in fiscal 2021 of $50,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
	in thousands
Change in benefit obligation:
Balance at beginning of period	$16,217	$14,975
Benefits and expenses paid	(877)	(869)
Interest costs	430	581
Settlements	(410)	(490)
Actuarial loss	504	2,020
Balance at end of year	$15,864	$16,217

Change in fair value of plan assets:
Balance at beginning of period	$11,483	$11,365
Actual return on plan assets	544	1,057
Employer contributions	611	420
Settlements	(410)	(490)
Benefits and expenses paid	(877)	(869)
Balance at end of period	$11,351	$11,483

Reconciliation of funded status:
Projected benefit obligation	$15,864	$16,217
Fair value of plan assets	11,351	11,483
Unfunded status	$(4,513)	$(4,734)

Balance sheet classification:
Other long-term liabilities	$4,513	$4,734

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended January 30, 2021, February 1, 2020 and February 2, 2019 include the following components:

	January 30, 2021	February 1, 2020	February 2, 2019
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$430	$581	$580
Expected return on plan assets	(737)	(724)	(890)
Amortization of unrecognized loss	989	784	662
Net pension cost	$682	$641	$352

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$7,206	$6,303	$5,903
Net periodic pension cost	(682)	(641)	(352)
Employer contribution	611	420	571
Change in plan assets and benefit obligations	(221)	1,124	181
Unrecognized losses at the end of year	$6,914	$7,206	$6,303

The Company’s contribution for fiscal 2021 is estimated to be approximately $622,000.

Assumptions used to determine the benefit obligations as of January 30, 2021 and February 1, 2020 include a discount rate of 2.39% for fiscal 2020 and 2.72% for fiscal 2019. Assumptions used to determine the net periodic benefit cost for the years ended January 30, 2021, February 1, 2020 and February 2, 2019 included a discount rate of 2.72% for fiscal 2020, 3.98% for fiscal 2019 and 3.68% for fiscal 2018.

The expected long-term rate of return for plan assets was assumed to be 6.50% for both fiscal 2020 and fiscal 2019. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Total
FISCAL YEAR	(in thousands)
2021	$898
2022	909
2023	926
2024	925
2025	918
2026-2030	4,599

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2020 and fiscal 2019, by asset category, were as follows:

	Fair Value Measurement
	January 30, 2021				February 1, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Mutual Funds:
U.S. Equity	$4,071	—	—	$4,071	$4,157	—	—	$4,157
International Equity	2,939	—	—	2,939	3,132	—	—	3,132
Fixed Income Funds	3,527	—	—	3,527	3,754	—	—	3,754
Cash	814	—	—	814	440	—	—	440
Total	$11,351	$—	$—	$11,351	$11,483	$—	$—	$11,483

The Company’s target asset allocation for fiscal 2021 and its asset allocation at January 30, 2021 and February 1, 2020 were as follows, by asset category:

	Target Allocation	Percentage of plan assets at
	Fiscal 2021	January 30, 2021	February 1, 2020
Asset category:
Equity securities	63.0%	61.7%	63.5%
Debt securities	35.0%	31.1%	32.7%
Cash	2.0%	7.2%	3.8%
Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020

	in thousands
Change in benefit obligation:
Balance at beginning of period	$547	$507
Benefits and expenses paid	(38)	(33)
Interest costs	14	19
Actuarial loss	40	54
Balance at end of year	$563	$547

Change in fair value of plan assets:
Balance at beginning of period	$—	$—
Employer contributions	38	33
Benefits and expenses paid	(38)	(33)
Balance at end of period	$—	$—

Projected benefit obligation	$563	$547

Reconciliation of funded status:
Projected benefit obligation	$563	$547
Fair value of plan assets	—	—
Unfunded Status	$(563)	$(547)

Balance sheet classification:
Other long-term liabilities	$563	$547

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	January 30, 2021	February 1, 2020	February 2, 2019
	in thousands
Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$82	$28	$37
Net periodic pension cost	(15)	(19)	(19)
Employer contribution	38	33	33
Change in benefit obligations	15	40	(23)
Unrecognized losses at the end of year	$120	$82	$28

Assumptions used to determine the benefit obligations as of January 30, 2021 and February 1, 2020 included a discount rate of 2.24% for fiscal 2020 and 2.59% for fiscal 2019. Assumptions used to determine the net periodic benefit cost for the years ended January 30, 2021, February 1, 2020 and February 2, 2019 included a discount rate of 2.59% for fiscal 2020, 3.87% for fiscal 2019 and 3.60% for fiscal 2018.

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

In the second quarter of fiscal 2018, the Board ratified and approved the recommendation of the Company’s management team to suspend employer contributions to the 401(k) Plan, for the period from July 1, 2018 until December 31, 2019. Effective January 1, 2020, the 401(k) Plan resumed its QACA status, as described above. For the 2021 plan year, the Company suspended its QACA safe harbor and, while the Company has the discretion to make an employer match for 2021, it will not be required.  The Company has the option to resume its QACA status in 2022.

The Company recognized $1.5 million, $0.3 million and $0.9 million of expense under the 401(k) Plan in fiscal 2020, 2019 and 2018, respectively.

L. CORPORATE RESTRUCTURING

The Company incurred an aggregate charge of approximately $1.9 million during the fiscal year ending February 2, 2019 for employee severance and one-time termination benefits, as well as other employee-related costs associated with the corporate restructuring. Approximately $1.6 million of the $1.9 million were cash expenditures.

M. CEO SEARCH AND TRANSITION COSTS

In connection with the CEO transition, the Company incurred a total charge of approximately $2.4 million in fiscal 2018.  The $2.4 million charge related to amounts payable to Mr. Levin under his Transition Agreement, CEO search costs and the acceleration of stock-based compensation of approximately $0.5 million, related to Mr. Levin’s time-based equity awards. In fiscal 2019, the Company incurred additional charges of approximately $0.7 million for CEO search costs, Acting CEO consulting costs, AIP incentive accrual for Mr. Levin, housing allowance and legal fees.  There were no further charges incurred in fiscal 2020.

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

O. SELECTED QUARTERLY DATA (UNAUDITED)

(Certain columns may not foot due to rounding.)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2020
Sales	$57,227	$76,442	$85,171	$100,106	$318,946
Gross profit	13,214	21,497	31,072	39,082	104,865
Operating loss	(40,965)	(9,638)	(5,915)	(3,997)	(60,515)
Loss before taxes	(41,706)	(10,690)	(6,995)	(5,041)	(64,432)
Income tax provision	20	24	27	35	106
Net loss	$(41,726)	$(10,714)	$(7,022)	$(5,076)	$(64,538)
Loss per share – basic and diluted	$(0.82)	$(0.21)	$(0.14)	$(0.10)	$(1.26)

FISCAL YEAR 2019
Sales	$112,973	$123,245	$106,581	$131,239	$474,038
Gross profit	49,413	54,569	43,805	56,414	204,201
Operating income (loss)	(2,238)	881	(6,369)	3,332	(4,394)
Loss before taxes	(3,102)	30	(7,239)	2,620	(7,691)
Income tax provision (benefit)	(21)	(8)	(49)	183	105
Net income (loss)	$(3,081)	$38	$(7,190)	$2,437	(7,796)
Income (loss) per share – basic and diluted	$(0.06)	$0.00	$(0.14)	$0.05	$(0.16)

The Company’s fiscal quarters are based on a retail cycle of 13 weeks.  Historically, and consistent with the retail industry, the Company has experienced seasonal fluctuations as it relates to its operating income and net income. Traditionally, a significant portion of the Company’s operating income and net income is generated in the fourth quarter, as a result of the holiday selling season.

P. SUBSEQUENT EVENTS

Registered Direct Offering – Common Stock

On February 5, 2021, the Company sold, pursuant to a stock purchase agreement and through a registered direct offering, an aggregate of 11,111,111 shares of its common stock, for a gross purchase price of $5.0 million, before payment of offering costs. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

New Term Loan

On March 16, 2021, the Company refinanced its existing $15.0 million FILO under its Credit Facility with Bank of America, N.A. and entered into a new $17.5 million first-in, last-out term loan facility (the “new FILO Loan”) with PLC Agent LLC, as FILO Agent and certain lenders party thereto.  Proceeds from the new FILO Loan were used to repay in full the Company’s existing $15.0 million FILO loan with the balance of the proceeds to be used for working capital.  In connection with this new FILO Loan, the Company also entered into the Fourth Amendment to its Seventh Amended and Restated Credit Facility with Bank of America, N.A. (as amended, the “Credit Facility”) to allow for the new FILO Loan.

Similar to the existing FILO loan, the borrowing base for the new FILO Loan is determined based on a percentage of eligible inventory, receivables and intellectual property.  However, the new FILO Loan will provide the Company additional borrowing capacity.  Interest rates under the new FILO Loan will be higher than the existing FILO loan by approximately 250 to 300 basis points. The new FILO Loan will mature May 24, 2023 but may be automatically extended with any extension of the revolving facility under the Credit Agreement, but no later than March 16, 2026 without approval from the FILO lender.

.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2021, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of January 30, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 30, 2021 in connection with our 2021 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2021.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2021.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2021.

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

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 67 of this Annual Report.

Item 16. Form 10-K Summary

Omitted at registrant’s option.

Index to Exhibits

Exhibits

3.1

Restated Certificate of Incorporation of the Company (conformed copy incorporating all amendments through August 9, 2018) (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 30, 2018, and incorporated herein by reference).

3.2	Fourth Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).

4.1	Description of Securities (included as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 19, 2020, and incorporated herein by reference).

10.1

Company’s 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2014 (File No. 001-34219), and incorporated herein by reference).

†

10.2	Company’s 2016 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2020, and incorporated herein by reference).	†

10.3	Form of Non-Qualified Option Agreement for Associates (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.4

Form of Non-Qualified Option Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan, as amended) (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 27, 2020, and incorporated herein by reference).

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

†

10.11	Fourth Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 22, 2019, and incorporated herein by reference).	†

10.12

Fifth Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 20, 2020, and incorporated herein by reference).

†

10.13

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

Exhibits

10.14

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

10.15

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

**

10.16

Third Amendment to Seventh Amended and Restated Credit Agreement dated as of April 15, 2020, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Lead Borrower, the Company and CMRG Apparel, LLC, as Borrowers, and the Guarantors identified therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2020, and incorporated herein by reference).

10.17

Employment Agreement between the Company and Harvey S. Kanter, dated February 19, 2019, which includes the Form of Performance Share Award Agreement and Form of Discretionary Restricted Stock Unit Award Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2019, and incorporated herein by reference).

†

10.18

Second Amended and Restated Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of November 27, 2017 (included at Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 23, 2018, and incorporated herein by reference).

†

10.19

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

10.21

Employment Agreement between the Company and John F. Cooney dated as of May 17, 2015 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 27, 2015, and incorporated herein by reference).

†

10.22

Employment Agreement between the Company and Anthony J. Gaeta dated as of November 27, 2017 (included as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 23, 2018, and incorporated herein by reference).

†

10.23

Employment Agreement between the Company and Allison Surette dated as of May 17, 2018 (included as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, and incorporated herein by reference).

†

10.24

Employment Agreement between the Company and Ujjwal Dhoot dated as of November 19, 2019 (included as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, and incorporated herein by reference).

†

10.25

Amended Employment Agreement between the Company and Ujjwal Dhoot dated as of August 2, 2020 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 27, 2020, and incorporated herein by reference).

†

10.26	Fourth Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2019, and incorporated herein by reference).	†

Exhibits

10.27	Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018, and incorporated herein by reference).	†

10.28	First Amendment to the Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Form 10-Q filed on November 30, 2018, and incorporated herein by reference).	†

10.29	Third Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2020, and incorporated herein by reference).	†

10.30

Letter Agreement, dated January 29, 2014, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2017, and incorporated herein by reference).

10.31

Letter Agreement, dated April 4, 2018, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, and incorporated herein by reference).

10.32	Form of Securities Purchase Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on February 5, 2021, and incorporated herein by reference).

10.33

Placement Agency Agreement, dated February 5, 2021, between the Company and D.A. Davidson & Co. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed on February 5, 2021, and incorporated herein by reference).

10.34

Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006 (File No. 001-34219), and incorporated herein by reference).

10.35

Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006 (File No. 001-34219), and incorporated herein by reference).

10.36

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

Exhibits

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	*
*	Filed herewith.
**	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINATION XL GROUP, INC.
March 19, 2021
	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ HARVEY S. KANTER Harvey S. Kanter	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2021
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 19, 2021
/s/ JOHN F. COONEY John F. Cooney	Vice President and Managing Director of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 19, 2021
/s/ LIONEL F. CONACHER Lionel F. Conacher	Chairman of the Board of Directors	March 19, 2021
/s/ JACK BOYLE Jack Boyle	Director	March 19, 2021
/s/ WILLEM MESDAG Willem Mesdag	Director	March 19, 2021
/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 19, 2021
/s/ IVY ROSS Ivy Ross	Director	March 19, 2021