Form 10-Q
period 2021-05-01
DESTINATION XL GROUP, INC.
filed 2021-05-27
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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
DXLG

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, the registrant had 63,526,601 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 1, 2021	January 30, 2021
	(Fiscal 2021)	(Fiscal 2020)

ASSETS
Current assets:
Cash and cash equivalents	$5,843	$18,997
Accounts receivable	4,671	6,416
Inventories	88,390	85,028
Prepaid expenses and other current assets	6,381	3,689
Total current assets	105,285	114,130

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	52,591	56,552
Operating lease right-of-use assets	130,061	134,321
Intangible assets	1,150	1,150
Other assets	598	602
Total assets	$289,685	$306,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$74	$-
Accounts payable	31,639	27,091
Accrued expenses and other current liabilities	25,450	24,825
Operating leases, current	38,331	43,598
Borrowings under credit facility	33,371	59,521
Total current liabilities	128,865	155,035

Long-term liabilities:
Long-term debt, net of current portion	16,669	14,869
Operating leases, non-current	129,856	135,819
Other long-term liabilities	4,811	5,109
Total long-term liabilities	151,336	155,797

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 76,212,032 and 64,656,384 shares issued at May 1, 2021 and January 30, 2021, respectively	762	647
Additional paid-in capital	319,443	314,747
Treasury stock at cost, 12,755,873 shares at May 1, 2021 and January 30, 2021	(92,658)	(92,658)
Accumulated deficit	(211,895)	(220,592)
Accumulated other comprehensive loss	(6,168)	(6,221)
Total stockholders' equity (deficit)	9,484	(4,077)
Total liabilities and stockholders' equity (deficit)	$289,685	$306,755

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 1, 2021	May 2, 2020
	(Fiscal 2021)	(Fiscal 2020)

Sales	$111,494	$57,227
Cost of goods sold including occupancy costs	60,661	44,013
Gross profit	50,833	13,214

Expenses:
Selling, general and administrative	37,118	32,112
Impairment of assets	(652)	16,335
Depreciation and amortization	4,500	5,732
Total expenses	40,966	54,179

Operating income (loss)	9,867	(40,965)

Interest expense, net	(1,142)	(741)

Income (loss) before provision for income taxes	8,725	(41,706)
Provision for income taxes	28	20

Net income (loss)	$8,697	$(41,726)

Net income (loss) per share - basic and diluted	$0.14	$(0.82)

Weighted-average number of common shares outstanding:
Basic	62,153	50,758
Diluted	63,000	50,758

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 1, 2021	May 2, 2020
	(Fiscal 2021)	(Fiscal 2020)
Net income (loss)	$8,697	$(41,726)

Other comprehensive income before taxes:
Foreign currency translation	(25)	(34)
Pension plans	78	242
Other comprehensive income before taxes	53	208
Tax provision related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	53	208
Comprehensive income (loss)	$8,750	$(41,518)

The accompanying notes are an integral part of the consolidated financial statements.

.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 30, 2021	64,656	$647	$314,747	(12,755)	$(92,658)	$(220,592)	$(6,221)	$(4,077)
Issuance of common stock through private direct offering, net of offering costs	11,111	111	4,264					4,375
Board of directors compensation	137	1	108					109
Stock compensation expense			327					327
Issuance of common stock, upon RSUs release	308	3	(3)					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							78	78
Foreign currency, net of taxes							(25)	(25)
Net income						8,697		8,697
Balance at May 1, 2021	76,212	$762	$319,443	(12,755)	$(92,658)	$(211,895)	$(6,168)	$9,484

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	May 1, 2021	May 2, 2020
	(Fiscal 2021)	(Fiscal 2020)
Cash flows from operating activities:
Net income (loss)	$8,697	$(41,726)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of deferred debt issuance costs	215	35
Impairment of assets	(652)	16,335
Depreciation and amortization	4,500	5,732
Stock compensation expense	327	452
Board of directors stock compensation	109	149

Changes in operating assets and liabilities:
Accounts receivable	1,745	4,281
Inventories	(3,362)	(5,905)
Prepaid expenses and other current assets	(2,692)	5,920
Other assets	4	606
Accounts payable	4,548	98
Operating leases, net	(6,318)	(1,327)
Accrued expenses and other liabilities	644	(1,461)
Net cash provided by (used for) operating activities	7,765	(16,811)

Cash flows from investing activities:
Additions to property and equipment, net	(803)	(1,590)
Net cash used for investing activities	(803)	(1,590)

Cash flows from financing activities:
Proceeds from issuance of common stock from private direct offering, net of offering costs	4,375	—
Repayment of existing FILO loan	(15,000)	—
Proceeds from new FILO loan	17,500	—
Net borrowings (repayments) under credit facility	(26,173)	40,214
Debt issuance costs	(818)	(4)
Net cash provided by (used for) financing activities	(20,116)	40,210
Net increase (decrease) in cash and cash equivalents	(13,154)	21,809
Cash and cash equivalents:
Beginning of period	18,997	4,338
End of period	$5,843	$26,147

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited Consolidated Financial Statements for the fiscal year ended January 30, 2021 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2021.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2021 and fiscal 2020 are 52-week periods ending on January 29, 2022 and January 30, 2021, respectively.

COVID-19 Pandemic and its impact on results and comparability of financial statements

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. The COVID-19 pandemic had an adverse effect on the Company’s operations during fiscal 2020.  All of the Company’s store locations were closed temporarily on March 17, 2020 and the majority of the Company’s workforce was furloughed in March 2020.  The Company began reopening stores in late April and by the end of June 2020 all retail stores had been reopened but the majority with reduced operating hours.  In March 2020, as a proactive measure, the Company drew $30.0 million under its revolving facility in order to increase the Company’s cash position and preserve financial flexibility.  During the second quarter of fiscal 2020, the Company entered into rent concessions with the majority of its landlords, in the form of rent abatements, rent deferments and, to a lesser extent, lease term extensions. As a result of the impact of the pandemic on our business in fiscal 2020, including the closure of all of our stores in the first quarter of fiscal 2020, results for the first quarter fiscal of 2021 may not be comparable to the results for the first quarter of fiscal 2020.

While vaccines are being widely distributed and many areas where our stores are located are beginning to re-open with limited or no restrictions, the duration of the COVID-19 pandemic and its variants remain uncertain and could continue to have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

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

Intangibles

In fiscal 2018, the Company purchased the rights to the domain name “dxl.com.”  The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset.  During the first three months ended May 1, 2021, no event or circumstance occurred which would cause a reduction in the fair value of this intangible asset.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At May 1, 2021, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three months ended May 1, 2021 and May 2, 2020, respectively, were as follows:

	May 1, 2021			May 2, 2020
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(6,224)	$3	$(6,221)	$(6,478)	$47	$(6,431)

Other comprehensive income (loss) before reclassifications, net of taxes	90	(25)	65	77	(34)	43

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(12)	—	(12)	165	—	165

Other comprehensive income (loss) for the period	78	(25)	53	242	(34)	208

Balance at end of quarter	$(6,146)	$(22)	$(6,168)	$(6,236)	$13	$(6,223)

(1)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $165,000 for the three-month period ended May 2, 2020. For the three months ended May 1, 2021, the Company recognized income of $12,000 as a result of a change in amortization from average remaining future service to average remaining lifetime.  There was no related tax effect for either period.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first three months of fiscal 2021.  There were no grants of stock options during the first three months of fiscal 2020.

May 1, 2021
Expected volatility	97.4% - 104.9%
Risk-free interest rate	0.31% - 0.60%
Expected life	3.0 - 4.0
Dividend rate	-
Weighted average fair value of options granted	$0.47

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

For the first quarter of fiscal 2021, the Company recognized a non-cash gain of $0.8 million, related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities.  To the extent that such gain related to previously recorded impairment charges against the operating lease right-of-use asset, $0.7 million of the gain was included as an offset to asset impairment charges with the remaining $0.1 million of the gain included as a reduction in store occupancy costs.

In the first quarter of fiscal 2020, as a result of the significant impact of the COVID-19 pandemic on the Company’s business and the continued uncertainty at that time, the Company recorded an impairment charge of $16.3 million in the first quarter of fiscal 2020.  The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019.  Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At May 1, 2021, the Company had no short-term leases.

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

See Note 4 ‘‘Leases’’ for additional information.

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the first three months of fiscal 2021, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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
̶

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For the first three months of fiscal 2021 and fiscal 2020, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”.  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.2 million and $2.8 million at May 1, 2021 and January 30, 2021, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.0 million and $1.0 million at May 1, 2021 and January 30, 2021, respectively.

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

	For the three months ended
(in thousands)	May 1, 2021		May 2, 2020
Store sales	$74,880	69.1%	$32,327	58.6%
Direct sales	33,542	30.9%	22,882	41.4%
Retail segment	$108,422		$55,209
Wholesale segment	3,072		2,018
Total Sales	$111,494		$57,227

3. Debt

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement, as amended, with Bank of America, N.A., as agent, providing for a secured $125.0 million revolver facility and a $15.0 million “first-in, last-out” (FILO) term facility (the “existing FILO loan”).  On March 16, 2021, the Company entered into the Fourth Amendment to the Seventh Amended and Restated Credit Facility, as amended (the “Fourth Amendment”) to allow for the refinancing of the “existing FILO loan”, which is discussed further under “Long-Term Debt” (as amended, the “Credit Facility”).  The Fourth Amendment did not impact the terms to the Company’s $125.0 million revolver facility.

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

At May 1, 2021, the Company had outstanding borrowings under the Revolving Facility of $33.6 million, before unamortized debt issuance costs of $0.2 million. At May 1, 2021, outstanding standby letters of credit were $2.7 million and there were no outstanding documentary letters. Unused excess availability was $51.1 million at May 1, 2021. Average monthly borrowings outstanding under the Revolving Facility during the first three months of fiscal 2021 were $51.2 million, resulting in an average unused excess availability of approximately $24.3 million. The Company’s ability to borrow under the Revolving Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Borrowings made pursuant to the Revolving Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%. The Company was also subject to an unused line fee of 0.25%. At May 1, 2021, the Company’s prime-based interest rate was 5.25%. At May 1, 2021, the Company had approximately $28.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 4.00%. The LIBOR-based contracts expired on May 3, 2021. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

Borrowings and repayments under the Revolving Facility for the three months ended May 1, 2021 and May 2, 2020 were as follows:

	For the three months ended
(in thousands)	May 1, 2021	May 2, 2020
Borrowings	$15,136	$52,560
Repayments	(41,309)	(12,346)
Net borrowings (repayments)	$(26,173)	$40,214

The fair value of the amount outstanding under the Revolving Facility at May 1, 2021 approximated the carrying value.

Long-Term Debt

Long-term debt at May 1, 2021 and January 30, 2021 is as follows:

(in thousands)	May 1, 2021	January 30, 2021
FILO Loan –existing	—	$15,000
FILO Loan – new	$17,500	—
Less: unamortized debt issuance costs	(757)	(131)
Total long-term debt	16,743	14,869
Less: current portion of long-term debt, net of debt issuance costs	(74)	—
Long-term debt, net of current portion	$16,669	$14,869

On March 16, 2021, the Company refinanced its existing $15.0 million FILO loan and entered into a new $17.5 million FILO loan (the “new FILO loan”).  The total borrowing capacity under the new FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts (including certain trade names) that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

The new FILO loan will be subject to quarterly principal repayments of $218,750 beginning December 31, 2021.  The new FILO loan is subject to a prepayment penalty, if any portion of the principal for the new FILO Loan is prepaid during the initial two-year period, equal to the greater of (i) the incremental interest that would have been incurred with respect to that principal repayment during the two year period and (ii) 3% of the principal prepayment, unless the prepayment occurs after March 16, 2022 in connection with the Company’s renegotiation of its Credit Agreement in which case the prepayment premium would be equal to 1% of the principal prepayment.  The new FILO loan expires on May 24, 2023, but may be automatically extended in connection with any extension of the revolving facility under the Credit Agreement, but no later than March 16, 2026, without approval from the FILO lender.

Borrowings made under the new FILO loan will bear interest, at the LIBOR rate (with a LIBOR floor of 1.0%) plus an applicable margin rate of 7.50% through September 16, 2021.  Thereafter, the applicable margin rate will be 7.50% for so long as the Company’s 12-month trailing consolidated EBITDA (as defined in the Credit Facility, as amended) measured as of the end of each month is less than $18.0 million, or 7.00% when the 12-month trailing consolidated EBITDA is equal to or greater than $18.0 million. Accordingly, the interest rate at May 1, 2021 was 8.5%.

The Company paid interest and fees totaling $1.1 million and $0.7 million for the three months ended May 1, 2021 and May 2, 2020, respectively.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied.  Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term.  In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has opted not to elect this practical expedient and instead account for these rent concessions as lease modifications in accordance with ASC 842. As of May 1, 2021, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

The following table is a summary of the Company’s components of net lease cost for the first quarter ended May 1, 2021 and May 2, 2020:

	For the three months ended
	May 1, 2021	May 2, 2020
(in thousands)
Operating lease cost	$11,126	$12,640
Variable lease costs(1)	3,774	3,800
Total lease costs	$14,900	$16,440

(1)	Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the three months ended May 1, 2021 and May 2, 2020 is as follows:

(dollars in thousands)	For the three months ended
Cash paid for amounts included in the measurement of lease liabilities:	May 1, 2021	May 2, 2020
Operating cash flows for operating leases (1)	$17,112	$9,805
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,137	$559

Weighted average remaining lease term	4.4 yrs.	5.2 yrs.
Weighted average discount rate	6.72%	7.08%

(1)

The cash paid for the first quarter of fiscal 2021 includes prepaid rent for May 2021 of $3.8 million.  There was no unpaid rent at May 1, 2021. Due to store closures in the first quarter of fiscal 2020, the Company did not make scheduled rent payments, due April 1, 2020, of $4.2 million.  This amount was included in the Accounts Payable at May 2, 2020. The Company also did not prepay May rent in the first quarter of fiscal 2020.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of May 1, 2021:

(in thousands)
2021 (remaining)	$35,609
2022	48,389
2023	40,987
2024	31,691
2025	23,102
Thereafter	15,787
Total minimum lease payments	$195,565
Less: amount of lease payments representing interest	27,378
Present value of future minimum lease payments	$168,187
Less: current obligations under leases	38,331
Long-term lease obligations	$129,856

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”).  All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan.   See Note 6, Stock-Based Compensation.

At May 1, 2021, the Company has three active LTIPs: 2019-2021 LTIP, 2020-2022 LTIP and the 2021-2023 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage.  Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  The time-based awards under the 2019-2021 LTIP were granted in a combination of 50% RSUs and 50% cash. For the 2020-2022 LTIP, the time-based awards were granted in a combination of 50% stock options and 50% cash, and for the 2021-2023 LTIP the time-based awards were granted in a combination of 25% stock options and 75% cash.

Performance targets for the 2019-2021 LTIP, 2020-2022 LTIP and 2021-2023 LTIP were established and approved by the Compensation Committee on August 7, 2019, June 11, 2020, and March 8, 2021, respectively.  The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2022, August 31, 2023 and August, 31, 2024, respectively.  The time-based awards under the 2019-2021 LTIP, 2020-2022 LTIP and 2021-2023 LTIP vest in four equal installments through April 1, 2023, April 1, 2024 and April 1, 2025, respectively.  Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2019-2021 LTIP, 2020-2022 LTIP and 2021-2023 LTIP is estimated to be approximately $3.8 million, $3.8 million and $4.0 million, respectively.  Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 44 months, 46 months and 49 months, respectively.

At May 1, 2021, the performance targets under the 2019-2021 LTIP was not deemed probable and, therefore, no accrual related to performance awards has been recorded. The Company has accrued $0.3 million under the 2020-2022 LTIP and $0.1 million under the 2021-2023 LTIP for the performance awards.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019 and by an additional 1,740,000 shares on August 12, 2020. At May 1, 2021, the Company had 22,901 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At May 1, 2021, 412,826 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first three months of fiscal 2021:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	815,292	435,568	720,000	1,970,860	$1.69
Shares granted	8,054	—	—	8,054	$0.66
Shares vested/issued	(308,055)	—	—	(308,055)	$2.22
Shares canceled	—	—	—	—	—
Outstanding non-vested shares at end of quarter	515,291	435,568	720,000	1,670,859	$1.58

(1)	During the first three months of fiscal 2021, the vesting of RSUs was primarily related to the time-based awards under the Company’s LTIP plans, see Note 5, Long-Term Incentive Plans.
(2)

Represents compensation to certain directors in lieu of cash, in accordance with their irrevocable elections. Beginning in fiscal 2021, all equity issued to directors for compensation, in lieu of cash, is issued only from the Non-Employee Director Compensation Plan.  The outstanding deferred shares will vest upon the director’s separation from service.

(3)

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

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	3,647,581	$1.09	8.5 years	$810,596
Options granted (1)	1,518,154	$0.71	—	—
Options expired and canceled	(22,542)	$4.19	—	—
Options exercised	—	—	—	—
Outstanding options at end of quarter	5,143,193	$0.96	8.8 years	$4,434,327
Options exercisable at end of quarter	439,497	$4.87	2.6 years	$—

(1)

Primarily represents the grant of stock options to purchase an aggregate of 1,078,913 shares of the Company’s common stock, at an exercise price of $0.69 per share, in connection with the time-based grant of awards under its 2021-2023 LTIP, see Note 5, Long-Term Incentive Plans.  In the first quarter of fiscal 2021, the Company also granted to active participants of the LTIP, a discretionary grant of stock options to purchase an aggregate 414,337 shares of the Company’s common stock, at an exercise price of $0.75 per share, which will vest ratably over 3 years

For the first three months of fiscal 2021, the Company granted stock options to purchase an aggregate of 1,518,154 shares of common stock and 8,054 restricted stock units.  For the first three months of fiscal 2020, the Company granted 45,714 shares of deferred stock.

Non-Employee Director Compensation Plan

The Company granted 136,482 shares of common stock, with a fair value of approximately $109,186, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2021.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.3 million and $0.5 million for the first three months of fiscal 2021 and fiscal 2020, respectively. The total compensation cost related to time-vested stock options, RSU and PSU awards not yet recognized as of May 1, 2021 was approximately $2.5 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 30 months.

7. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 1, 2021	May 2, 2020
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	62,153	50,758
Common stock equivalents – stock options, restricted stock units and deferred stock (1)	847	—
Diluted weighted average common shares outstanding	63,000	50,758

(1)	Common stock equivalents of 261 shares for the three months ended May 2, 2020 were excluded due to the net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options, restricted stock units, or deferred stock had an anti-dilutive effect.

	For the three months ended
	May 1, 2021	May 2, 2020
(in thousands, except exercise prices)
Stock options	1,933	538
Restricted stock units	506	963
Deferred stock	102	160
Range of exercise prices of such options	$0.69 - $5.50	$1.85 - $7.02

The above options, which were outstanding at May 1, 2021, expire from January 31, 2023 to March 9, 2031.

Excluded from the computation of basic and diluted earnings per share for both periods were 720,000 shares of unvested performance stock units.  These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved.  In addition, 435,568 shares and 335,073 shares of deferred stock at May 1, 2021 and May 2, 2020, respectively, were excluded from basic earnings per share.  Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Registered Direct Offering – Common Stock

On February 5, 2021, the Company sold, pursuant to a stock purchase agreement and through a registered direct offering, an aggregate of 11,111,111 shares of its common stock, for a gross purchase price of $5.0 million, before payment of offering costs of $0.6 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

9. Income Taxes

During the first quarter of fiscal 2021 and fiscal 2020, the Company recorded income tax expense of $28,000 and $20,000, respectively, related primarily to state margin tax. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 21% primarily due to the change in full valuation allowance recorded against its deferred tax assets, permanent items, and state taxes.

Since the end of fiscal 2014, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, the Company believes that a full valuation allowance remains appropriate at this time, based on the Company’s forecast for fiscal 2021.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.

For federal income tax purposes, at the end of fiscal 2020, the Company had net operating loss carryforwards of approximately $158.2 million, which will expire from fiscal 2022 through fiscal 2037, and net operating loss carryforwards of $43.1 million, that are not subject to expiration, available in the U.S. to reduce future taxable income.  For state purposes, at the end of fiscal 2020, the Company had $111.3 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2021 through fiscal 2041.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding the continuing impact of the COVID-19 pandemic on our business and financial results, expected savings from our efforts to right size our lease structure, expected sales trends, expected marketing spend, potential freight cost and raw materials cost increases, and our liquidity expectations for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 30, 2021, included in our Annual Report on Form 10-K for the year ended January 30, 2021, as filed with the Securities and Exchange Commission on March 19, 2021 (our “Fiscal 2020 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to our “Risk Factors” found in Part I, Item 1A of our Fiscal 2020 Annual Report.  This discussion sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks relating to the duration and continuing impact of the COVID-19 pandemic and its impact on the Company’s results of operations, the execution of our corporate strategy, and our ability to grow our wholesale segment, predict customer tastes and fashion trends, forecast sales growth trends, grow market share and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail, wholesale and direct operations in the United States and Toronto, Canada.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At May 1, 2021, we operated 222 Destination XL stores, 17 DXL outlet stores, 42 Casual Male XL retail stores, 20 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site m.destinationXL.com and mobile app.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on January 29, 2022, January 30, 2021 and February 1, 2020 as “fiscal 2021,” “fiscal 2020” and “fiscal 2019,” respectively. All fiscal years are 52-week periods.

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

The Company has not carved-out prior year sales for periods where the stores were temporarily closed in fiscal 2020 due to the pandemic. However, because the Company’s two stores in Canada were closed for much of the first quarter of fiscal 2021, we removed them from the current calculation of comparable sales.

RESULTS OF OPERATIONS

Continuing Impact of COVID-19 Pandemic on Our Business

On March 11, 2020, the World Health Organization declared COVID-19 as a global pandemic. While the pandemic had an adverse effect on our business, financial condition and result of operations in fiscal 2020, we are hopeful that the worst is behind us and we are on the road to recovery.  Substantial uncertainty remains regarding the duration of the pandemic, the potential impact of new variants, and the long-term effect of the pandemic on the global economy and its supply chain, unemployment, and overall consumer demand and spending.

Executive Summary

The following review of our first quarter results for fiscal 2021 includes a discussion against the first quarter of fiscal 2019 in addition to the first quarter of fiscal 2020.  Due to the COVID-19 pandemic and its impact on our results during the first quarter of fiscal 2020, we believe that the additional discussion against the first quarter of fiscal 2019 is a more meaningful comparison with respect to the progress the Company made through the end of the first quarter of fiscal 2021.

	For the three months ended
	May 1, 2021	May 2, 2020	May 4, 2019
(in millions, except percentage of sales and per share data)
Sales	$111.5	$57.2	$113.0
Net income (loss)	$8.7	$(41.7)	$(3.1)
Adjusted EBITDA (Non-GAAP basis)	$13.7	$(18.9)	$4.8

Gross Margin. as a percentage of sales	45.6%	23.1%	43.7%
SG&A expenses, as a percentage of sales	33.3%	56.1%	39.5%

Per diluted share:
Net income (loss)	$0.14	$(0.82)	$(0.06)
Adjusted net income (loss) (Non-GAAP basis)	$0.09	$(0.37)	$(0.04)

Our financial results for the first quarter exceeded our expectations and we are very pleased by the sales trends we are seeing.  We expected that sales would return gradually as vaccine distributions became more widely available and warm weather arrived.  We saw a sharp acceleration mid-quarter, resulting in a first quarter comparable sales growth of 3.7% as compared to the first quarter of fiscal 2019, with our direct business increasing 40.7% and our stores down (6.7%).  Regionally, our strongest performance was from our stores located in the southeast, south central and Midwest, as compared to our east and west coast stores, which were slower to rebound.

During fiscal 2020, we took many steps to reduce our cost structure and improve our operating leverage to position us for a greater recovery as we emerged from the pandemic.  Those steps included the restructuring of our lease portfolio.  Working with our landlord community, we have restructured 115 store leases, since the beginning of 2020, which we expect will result in savings of over $16.1 million over the respective lease terms, including $6.0 million of expected savings in fiscal 2021.  We also took the difficult step of reducing our corporate workforce by approximately 29% and our field organization by approximately 54%.  We also eliminated professional and service contracts where possible.  We are seeing the results of these efforts in our SG&A costs for the first quarter of fiscal 2021, where we reduced SG&A costs by $7.5 million, as compared to the first quarter of fiscal 2019.

Another key initiative we pursued in fiscal 2020 was to restructure our overall sales promotional strategy to improve our gross margins. Over the past six to nine months, we have been shifting from the broad-based, deep discounts that we took in the first few months of fiscal 2020 in response to the COVID-19 pandemic to more full-priced messaging, with a focus on differentiated product, and unique selling propositions.  Our promotions in the first quarter of fiscal 2021 were fewer, more targeted and overall more efficient than in prior years.  This strategy drove significant savings in markdown dollars and an improvement in gross margin rate and we expect to maintain this promotional posture during fiscal 2021.

As a result of our sales performance and the steps taken to improve operating leverage, net income for the first quarter was $0.14 per diluted share.

From a liquidity perspective, during the first quarter of fiscal 2021 we completed two transactions that further strengthened our liquidity: (i) we raised $4.4 million, net of offering costs, in connection with a direct offering of 11.1 million shares of our common stock, and (ii) we amended our credit facility with Bank of America to allow us the ability to refinance our existing $15.0 million FILO loan by entering into a new $17.5 million FILO loan with higher advance rates and additional borrowing capacity of approximately $5.0 to $10.0 million. At May 1, 2021, our total debt, net of cash, was $44.3 million, as compared to $68.2 million at May 2, 2020 and $72.3 million at May 4, 2019.  Our borrowing availability at the end of the quarter was $51.1 million as compared to $16.8 million at May 2, 2020 and $32.2 million at May 4, 2019.

Financial Summary

Sales

	For the three months ended
(in thousands)	May 1, 2021		May 2, 2020		May 4, 2019
Store sales	$74,880	69.1%	$32,327	58.6%	$86,715	78.4%
Direct sales	33,542	30.9%	22,882	41.4%	23,833	21.6%
Retail segment	$108,422		$55,209		$110,548
Wholesale segment	3,072		2,018		2,425
Total Sales	$111,494		$57,227		$112,973

Total sales for the first quarter of fiscal 2021 were $111.5 million, as compared to $57.2 million in the first quarter of fiscal 2020 and $113.0 million in the first quarter of fiscal 2019.  At May 1, 2021, we had 301 stores as compared to 321 stores at May 2, 2020 and 328 stores at May 4, 2019.

As compared to the first quarter of fiscal 2020, comparable sales for the quarter were up 99.0%, with sales from our stores up 138.7% and the direct business up 46.6%.

As compared to the first quarter of fiscal 2019, comparable sales for the quarter were up 3.7% driven by our direct business, which was up 40.7%, partially offset by our stores, which were down (6.7)%. The increase in our direct business was principally due to our DXL.com e-commerce site, which had a sales increase of 55.8% as compared to the first quarter of fiscal 2019.

We started to see significant improvements beginning in mid-March due in part to stimulus checks, the vaccine rollout, the loosening of COVID-19-related restrictions in some parts of the country and the arrival of warm spring weather.  While store traffic improved over the course of the quarter, it remained down as compared to fiscal 2019 levels, but our dollars per transaction and conversion rates were both higher than in fiscal 2019.  Regionally, we saw the strongest sales improvement in the southeast, south central and mid-west regions, whereas stores in the northeast and west coast, where tighter restrictions were still in place, trailed approximately 800 basis points behind the rest of the chain.

Sales from our wholesale business increased to $3.1 million for the first quarter, as compared to $2.0 million in the first quarter of fiscal 2020 and $2.4 million in the first quarter of 2019.

Gross Margin Rate

For the first quarter of fiscal 2021, our gross margin rate, inclusive of occupancy costs, was 45.6% as compared to a gross margin rate of 23.1% for first quarter of fiscal 2020 and 43.7% for the first quarter of fiscal 2019.

As compared to fiscal 2020, the 22.5% point improvement was due to a 7.0% improvement in merchandise margins, driven by lower promotional markdowns, and a 15.5% improvement in occupancy costs, due to the leveraging of sales and savings realized from the renegotiated lease reductions.  In the first quarter of last year, we took deep markdowns in order to drive traffic and move spring inventory, due to our stores being closed for much of the quarter. During the first quarter of fiscal 2021, we had fewer promotions, focusing on promotional offers to targeted audiences.  This strategy drove significant savings in markdown dollars and an improvement in gross margin rate.  Partially offsetting this improvement is the continuing increase in the cost of freight due to shortage of containers and vessels for overseas product, which we expect will continue for the short-term. We are also starting to see an increase in the cost of certain raw materials, particularly cotton.

As compared to fiscal 2019, our gross margin rate improved by 1.9%, primarily driven by a 2.2% improvement in occupancy costs, partially offset by a decrease in merchandise margins of 0.3%.  In fiscal 2020, we began working with our landlords to renegotiate our current lease agreements given the decrease in sales.  Occupancy costs for the quarter decreased $2.6 million from the first quarter of fiscal 2019.  The slight decrease in merchandise margins is primarily due to the increase in direct sales penetration and related shipping expenses.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the first quarter of fiscal 2021 were 33.3% as compared to 56.1% for the first quarter of fiscal 2020 and 39.5% for the first quarter of fiscal 2019.

As compared to the first quarter of fiscal 2020, on a dollar basis, SG&A expenses increased by $5.0 million, or 15.7%.  The increase was primarily due to increases in store payroll and payroll-related costs associated with the corresponding increase in sales and increased advertising costs, which were partially offset by cost savings realized as a result of the cost reduction efforts taken in fiscal 2020 throughout all areas of our business.

SG&A expenses decreased by $7.5 million, or (16.7%), as compared to the first quarter of fiscal 2019.  The reduction in SG&A costs is the result of the cost reductions efforts that we took in fiscal 2020 to not only preserve liquidity at the time but to lower our operating cost structure long-term.

Management views SG&A expenses through two primary cost centers:  Customer Facing Costs and Corporate Support Costs.  Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 17.9% of sales in the first quarter of fiscal 2021 as compared to 22.6% of sales in the first quarter of fiscal 2019.  Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 15.4% of sales in the first quarter of fiscal 2021 compared to 16.9% of sales in the first quarter of fiscal 2019. For the first quarter of fiscal 2020, Customer Facing Costs were 25.7% of sales and Corporate Support Costs were 30.4% of sales.

Impairment of Assets

During the first quarter of fiscal 2021, we recorded a non-cash gain of $0.8 million on the reduction of our operating lease liability in connection with our decision to close certain retail stores, which resulted in a revaluation of the lease liability. Approximately $0.7 million of the non-cash gain related to leases where the right-of-use assets had previously been impaired and was recorded as a reduction of the previously recorded impairment and included in the Impairment of Assets line of the Consolidated Statement of Operations for the three months ended May 1, 2021. The remainder of the non-cash gain of $0.1 million was reflected as a reduction of occupancy costs.

In the first quarter of fiscal 2020, we recorded an impairment charge of $16.3 million. The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets, related to leases where the carrying value exceeded fair value, and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value.  Based on the indicators present in the first quarter of fiscal 2020, we completed a recoverability analysis, which included the impact of the COVID-19 pandemic on the operations of our stores and we used projections that were based on multiple probability-weighted scenarios, assuming that our stores gradually open throughout the second quarter of fiscal 2020 but that consumer retail spending will remain substantially curtailed for a period of time.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2021 of $4.5 million decreased from $5.7 million for the first quarter of fiscal 2020. The decrease was due to a lower depreciable cost base, especially from our store assets.

Interest Expense, Net

Net interest expense for the first quarter of fiscal 2021 increased to $1.1 million, as compared to $0.7 million for the first quarter of fiscal 2020 due to an increase in the effective borrowing rates on both short-term and long-term borrowings.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2014.  Based on our forecast for fiscal 2020, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision for the first three months of fiscal 2021 and fiscal 2020 was primarily due to state margin tax, based on gross receipts less certain deductions.

Net Income (Loss)

For the first quarter of fiscal 2021, we had net income of $8.7 million, or $0.14 per diluted share, compared with a net loss of $(41.7) million, or $(0.82) per diluted share, for the first quarter of fiscal 2020 and a net loss of $(3.1) million, or $(0.06) per diluted share, for the first quarter of fiscal 2019.

On a non-GAAP basis, before asset impairment costs and CEO transition costs and assuming a normalized tax rate of 26% for all periods, adjusted net income for the first quarter of fiscal 2021 was $0.09 per diluted share, as compared to an adjusted net loss of ($0.37) per diluted share for the first quarter of fiscal 2020, and an adjusted net loss of $(0.04) per diluted share for the first quarter of fiscal 2019.

Inventory

As of May 1, 2021, our inventory decreased approximately $19.9 million to $88.4 million, as compared to $108.3 million at May 2, 2020.  Since the first quarter of last year, we have been managing our inventory conservatively, narrowing our assortment, while driving meaningfully greater levels of exclusivity with national brands, and at the same time working to maintain our supply chain and logistics capabilities.  At May 1, 2021, our clearance inventory decreased by approximately $3.5 million, representing 10.1% of our total inventory, as compared to 11.5% at May 2, 2020. We continue to monitor supply chain disruptions across the globe that could delay inventory receipts flow in the second half of the year.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in March 2021 (“Credit Facility”). We took several actions during fiscal 2020 to preserve our liquidity, and in the first quarter of fiscal 2021, we further strengthened our liquidity position by completing a direct offering of our common stock, which raised $4.4 million, net of offering costs, and by amending our Credit Facility to allow for the refinancing of our $15.0 million FILO loan, which increased our borrowing capability.  Based on our current projections, we believe our cash on hand, availability under our Credit Facility, and ongoing cash generated from our operations will be sufficient to cover our working capital requirements and limited capital expenditures for the next 12 months. However, we remain cautiously optimistic regarding the duration of the pandemic and how it may continue to impact our financial results and liquidity.

For the first three months of fiscal 2021, cash flow from operations improved by approximately $24.6 million to $7.8 million as compared to $(16.8) million for the first three months of fiscal 2020 and $(16.5) million for the first three months of fiscal 2019.  Free cash flow, a non-GAAP measure, improved by $25.4 million to $7.0 million for the first three months of fiscal 2021 as compared to $(18.4) million for the first three months of fiscal 2020 and $(20.2) million for the first three months of fiscal 2019. The improvement in free cash flow was primarily due to our improvement in earnings as well as faster inventory turn.  Cash flow from financing activities decreased by $(60.3) million as compared to fiscal 2020, primarily due to the repayment of amounts outstanding under our revolver, including the repayment of most of the $30.0 million that we drew-down on our Credit Facility in March 2020 to provide the Company with financial flexibility during the pandemic partially offset by the decrease in working capital needs.

The following is a summary of our total debt outstanding at May 1, 2021 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$33,560	$(189)	$33,371
FILO Loan	17,500	(757)	16,743
Total debt	$51,060	$(946)	$50,114

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

We had outstanding borrowings of $33.6 million under the Credit Facility at May 1, 2021. At May 1, 2021, outstanding standby letters of credit were $2.7 million and there were no outstanding documentary letters of credit.  The average monthly borrowing outstanding under the Credit Facility during the first three months ended May 1, 2021 was approximately $51.2 million, resulting in an average unused excess availability of approximately $24.3 million. Unused excess availability at May 1, 2021 was $51.1 million.

FILO Loans

In March 2021, we refinanced our existing $15.0 million FILO loan (the “existing FILO loan”) and entered into a new $17.5 million FILO loan (the “new FILO loan”).  The new FILO loan has higher advance rates and additional borrowing capacity of approximately $5.0 to $10.0 million. The total borrowing capacity under the new FILO loan is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts (including certain trade names) that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time. The new FILO loan will be subject to quarterly principal repayments of $218,750 beginning December 31, 2021.

The new FILO loan is subject to a prepayment penalty, if any portion of the principal for the new FILO Loan is prepaid during the initial two-year period, equal to the greater of (i) the incremental interest that would have been incurred with respect to that principal repayment during the two year period and (ii) 3% of the principal prepayment, unless the prepayment occurs after March 16, 2022 in connection with the Company’s renegotiation of its Credit Agreement in which case the prepayment premium would be equal to 1% of the principal prepayment.  The new FILO loan expires on May 24, 2023, but may be automatically extended in connection with any extension of the revolving facility under the Credit Agreement, but no later than March 16, 2026, without approval from the FILO lender.

Borrowings made under the new FILO loan will bear interest, at the LIBOR rate (with a LIBOR floor of 1.0%) plus an applicable margin rate of 7.50% during the first six months from March 16, 2021.  Thereafter, the applicable margin rate will be 7.50% for so long as the Company’s 12-month trailing consolidated EBITDA (as defined in the Fourth Amendment) measured as of the end of each month is less than $18.0 million, or 7.00% when 12-month trailing consolidated EBITDA is equal to or greater than $18.0 million. Accordingly, the interest rate at May 1, 2021 was 8.50%.

Capital Expenditures

The following table sets forth the open stores and related square footage at May 1, 2021, May 2, 2020 and May 4, 2019, respectively:

	May 1, 2021		May 2, 2020		May 4, 2019
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	222	1,691	228	1,729	220	1,697
DXL Outlets	17	82	17	82	16	82
Casual Male XL Retail	42	137	50	164	60	200
Casual Male Outlets	20	60	26	79	29	88
Rochester Clothing	-	-	-	-	3	36
Total Stores	301	1,970	321	2,054	328	2,103

We do not plan to open any new stores or rebrand any of our Casual Male XL stores during fiscal 2021.  We have 155 stores that have leases with either a natural lease expiration or a kick-out option within the next two years.  This provides us an opportunity to right size our store portfolio, through ongoing lease renegotiations or lease-term expirations, to ensure that we are optimizing our store profitability and omni-channel distribution. Since the beginning of fiscal 2020, we have renegotiated approximately 115 of our store leases, which we expect will result in over $16.1 million of savings over the life of the leases, including $6.0 million of expected savings in fiscal 2021.  We will continue to work with our landlords on leases where our rents are not aligned with sales.

Our capital expenditures for the first three months of fiscal 2021 were $0.8 million as compared to $1.6 million for the first three months of fiscal 2020.  During the first quarter of fiscal 2021, we closed 4 DXL retail stores, 4 Casual Male XL retail stores and 2 Casual Male XL outlets.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Form 10-K for the year ending January 30, 2021.  See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

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

	For the three months ended
	May 1, 2021		May 2, 2020		May 4, 2019
	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss) (GAAP basis)	$8,697	$0.14	$(41,726)	$(0.82)	$(3,081)	$(0.06)
Adjust:
Impairment of assets	(652)		16,335		-
CEO transition costs	-		-		702
Add back actual income tax provision (benefit)	28		20		(21)
Add income tax (provision) benefit, assuming a normal tax rate of 26%	(2,099)		6,596		624

Adjusted net income (loss) (non-GAAP basis)	$5,974	$0.09	$(18,775)	$(0.37)	$(1,776)	$(0.04)

Weighted average number of common shares
outstanding on a diluted basis		63,000		50,758		49,602

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the three months ended
(in millions)	May 1, 2021	May 2, 2020	May 4, 2019
Cash flow from operating activities (GAAP basis)	$7.8	$(16.8)	$(16.5)
Capital expenditures	(0.8)	(1.6)	(3.7)
Free Cash Flow (non-GAAP basis)	$7.0	$(18.4)	$(20.2)

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before any impairment of assets and CEO transition costs.  We believe that adjusted EBITDA is useful to investors in evaluating our performance.

	For the three months ended
	May 1, 2021	May 2, 2020	May 4, 2019
(in millions)
Net income (loss) (GAAP basis)	$8.7	$(41.7)	$(3.1)
Add back:
Impairment of assets	(0.7)	16.3	-
CEO transition costs	-	-	0.7
Provision (benefit) for income taxes	-	-	-
Interest expense	1.1	0.7	0.9
Depreciation and amortization	4.5	5.7	6.3
Adjusted EBITDA (non-GAAP basis)	$13.7	$(18.9)	$4.8

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

Interest Rates

We utilize cash from operations and from our Revolving Facility of our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. As part of our Credit Facility, we also have an outstanding $17.5 million FILO loan.  In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires May 24, 2023, bear interest at variable rates based on Bank of America’s prime rate or LIBOR.

At May 1, 2021, we had outstanding borrowings under our Revolving Facility of $33.6 million, of which $28.0 million were in LIBOR-based contracts with an interest rate of 4.00%. The remainder was prime-based borrowings, with a rate of 5.25%.  At May 1, 2021, the interest rate for the $17.5 million outstanding under the FILO loan was 8.50%.

Based upon a sensitivity analysis as of May 1, 2021, assuming average outstanding borrowing during the first three months of fiscal 2021 of $51.2 million under our Revolving Facility and $17.5 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $344,000 on an annualized basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 1, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 1, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

While the majority of our employees are working remotely during the COVID-19 pandemic, we have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Employment Agreement between the Company and Stacey Jones effective as of February 21, 2021.

10.2

Fourth Amendment to the Seventh Amended and Restated Credit Agreement dated March 16, 2021, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, PLC Agent LLC, as FILO Agent, the Company, as Lead Borrower, the Company and CMRG Apparel, LLC, as Borrowers, and the Guarantors identified therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2021, and incorporated herein by reference).*

10.3	Form of Stock Purchase Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on February 5, 2021, and incorporated herein by reference).*

10.4

Placement Agency Agreement between the Company and D.A. Davidson & Co. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed on February 5, 2021, and incorporated herein by reference).*

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

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: May 27, 2021	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)