Form 10-K/A
period 2021-01-30
DESTINATION XL GROUP, INC.
filed 2021-06-01
CIK 813298

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

The registrant had 63,526,601 shares of Common Stock, $0.01 par value, outstanding as of May 14, 2021.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10−K for the fiscal year ended January 30, 2021 (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10−K.

Except for the amendments described above, this Form 10−K/A does not modify or update the disclosure in our Annual Report on Form 10−K for the fiscal year ended January 30, 2021 filed with the Securities and Exchange Commission on March 19, 2021.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 14, 2021, current committee membership, and the year in which each became a director of our Company:

Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance	Cybersecurity and Data Privacy
Lionel F. Conacher, Chairman of the Board and Director	58	2018	C	X
Harvey S. Kanter, President and Chief Executive Officer and Director	59	2019
Jack Boyle, Director	53	2017		X	X	C
Willem Mesdag, Director	67	2014	X	C
Mitchell S. Presser, Director	56	2007	X		C
Ivy Ross, Director	65	2013			X	X
Elaine Rubin, Director (1)	58	2021				XXX X

C= current member and committee chairperson

X= current member of the committee

(1)

On April 14, 2021, the Board of Directors expanded the size of the Board to seven members and appointed Ms. Rubin as a director.  At the same time, the Cybersecurity and Data Privacy Committee was expanded to three members, and Ms. Rubin was appointed as a member of that committee.

Lionel F. Conacher has been a director since June 2018 and became Chairman of the Board on August 12, 2020. Mr. Conacher was a managing partner of Next Ventures, GP from August 2018 until February 2021.  From January 2011 to June 2018, Mr. Conacher was a senior advisor for Altamont Capital Partners LLC (“ACP”), a private equity firm.  Prior to joining ACP, from April 2008 until July 2010, Mr. Conacher was the president and chief operating officer of Thomas Weisel Partners, an investment bank. Additionally, Mr. Conacher served as the chairman of Wunderlich Securities, an investee company of ACP, from December 2013 until July 2017.  Mr. Conacher previously served as a member of the board of directors for AmpHP Inc., a venture-backed human performance company.  He formerly served as a member of the board of directors of Mervin Manufacturing, a leading designer and manufacturer of snow boards and other board sports equipment, and PowerDot, Inc., a consumer electronics company that markets a muscle recovery and performance tool. Mr. Conacher brings extensive financial and operational experience to the Board.

Harvey S. Kanter is the President, Chief Executive Officer and a director of the Company.  Mr. Kanter joined the Company in February 2019 in a transition role as Advisor to the Acting CEO and assumed the role of President and Chief Executive Officer and a director of the Company in April 2019. Mr. Kanter has over 30 years of business experience, with an extensive background in the retail industry having served from March 2012 until June 2017 as the president and chief executive officer of Blue Nile, Inc., a leading online retailer of high-quality diamonds and fine jewelry and formerly a publicly-traded company. From March 2012 until February 2020, Mr. Kanter also served as a member of the board of directors of Blue Nile, Inc. and, from January 2014 until February 2020 as its chairman.  From January 2009 to March 2012, Mr. Kanter was the chief executive officer and president of Moosejaw Mountaineering and Backcountry Travel, Inc., a leading multi-channel retailer of premium outdoor apparel and gear.  From April 2003 to June 2008, Mr. Kanter served in various executive positions at Michaels Stores, Inc. Mr. Kanter currently serves as a non-executive co-chair, Seattle University Center for Leadership Formation, Albers School of Business and Economics.  Mr. Kanter served as a director and a member of the compensation committee of Potbelly Corporation, a publicly-traded company, from August 2015 until May 2019. He was a former brand ambassador for the Fred Hutch Cancer Research Institute, and previously served as an advisory member to the Seattle University Executive MBA Program. Mr. Kanter brings an extensive knowledge of omni-channel retailing, with strong strategic and operational expertise.

Jack Boyle has been a director since August 2017.  Since February 2019, Mr. Boyle has been the global co-president of direct to consumer/omni-channel for Fanatics, Inc., a market leader for officially licensed sports merchandise. Mr. Boyle originally joined Fanatics as president of merchandising in June 2012, and from December 2017 to February 2019, served as co-president of North America direct to consumer/omni-channel.  From February 2005 to June 2012, Mr. Boyle was the executive vice president, general merchandising manager of women’s apparel, intimate, cosmetics and accessories for Kohl’s Corporation. From October 2003 to February 2005, he served as senior vice president, divisional merchandise manager of women’s apparel for Kohl’s Corporation, vice president of junior sportswear from July 2000 to October 2003 and vice president of planning/allocation for women's apparel from December 1999 to July 2000.  From June 1990 to December 1999, Mr. Boyle held various merchandise positions, including divisional merchandise manager of women’s at May Company.  Mr. Boyle brings to the Board extensive experience in merchandising, brand management and omni-channel leadership.

Willem Mesdag has been a director since January 2014.  Since January 2005, Mr. Mesdag has been the managing partner of Red Mountain Capital Partners LLC, an investment management firm. Prior to founding Red Mountain in 2005, Mr. Mesdag was a partner and managing director of Goldman Sachs & Co., which he joined in 1981. Prior to Goldman Sachs, he was a securities lawyer at Ballard, Spahr, Andrews & Ingersoll, which he joined in 1978. He also serves on the board of Heidrick & Struggles International, Inc., a publicly-traded company.  He previously served on the boards of 3i Group plc, Cost Plus, Inc., Encore Capital Group, Inc., Nature’s Sunshine Products, Inc. and Yuma Energy, Inc., all of which are or were publicly-traded companies. Having had an extensive career in international investment banking and finance and having served on domestic and international public-company boards, Mr. Mesdag brings to the Board significant knowledge and experience related to business and financial issues and corporate governance.

Mitchell S. Presser has been a director since May 2007. Since April 2020, Mr. Presser has been a partner focusing on mergers and acquisitions and private equity investments at the law firm Morrison & Foerster and also serves as co-chair of the firm’s Global Corporate Department. From July 2014 until April 2020, Mr. Presser was a partner and the head of U.S. Global Transactions at Freshfields Bruckhaus Deringer LLP.  From January 2014 until July 2014, Mr. Presser was a senior advisor to Paine Schwartz Partners (formerly Paine & Partners, LLC), a private equity firm.  From November 2006 to December 2013, Mr. Presser was a founding partner of Paine & Partners, LLC.  Prior to that, Mr. Presser was a partner with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers and acquisitions.  Mr. Presser’s extensive experience in private equity and strategic planning provides valuable insight to the Board.

Ivy Ross has been a director since January 2013.  In May 2014, Ms. Ross joined Google as head of Glass and is currently a vice president of hardware design at Google.  From July 2011 until April 2014, Ms. Ross was the chief marketing officer of Art.com from where she oversaw the company's marketing, branding, merchandising and user-experience functions. Prior to Art.com, from June 2008 to June 2011, Ms. Ross was EVP of marketing for the Gap brand, and also acted as the creative catalyst for all brands within Gap, Inc. Ms. Ross also has held senior creative and product design positions at Disney Stores North America, Mattel, Calvin Klein, Coach, Liz Claiborne, Swatch Watch and Avon. She also has served on Proctor and Gamble’s design board since its inception.  With her industry insight and marketing expertise, Ms. Ross provides a valuable perspective to the Board as we continue to build our DXL brand.

Elaine Rubin was appointed a director of the Company in April 2021. Since January 2010, Ms. Rubin has been the founder and president of Digital Prophets Network, LLC, a consulting, advisory and placement firm with a network of digital commerce experts that supports the growth of retail and direct-to-consumer businesses. Since October 2013, she has also served as an advisor to Hint, Inc., which produces fruit-infused water. Prior to that, Ms. Rubin previously held leadership positions at 1800flowers.com, iVillage.com and amazon.com. She previously served on the boards of Smart & Final Stores, Inc. and Blue Nile, Inc., both which were formerly publicly-traded companies. Ms. Rubin co-founded shop.org in February 1996 and served as its elected chair of the board of directors from February 1996 to October 2007 and served on the board of the National Retail Federation (NRF) from 2001 until 2010.  Ms. Rubin brings extensive knowledge and experience of digital commerce business and will provide a valuable insight to the board as it continues to grow its direct business.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 49, has been our Executive Vice President, Chief Financial Officer and Treasurer since November 2017.  Prior to that, Mr. Stratton served as our Senior Vice President, Chief Financial Officer and Treasurer from June 2014 to November 2017.  From August 2009 to June 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer.  Mr. Stratton joined the Company in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009.  Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Francis C. Chane, 58, has been our Senior Vice President of Supply Chain and Customer Fulfillment since June 2011.  Mr. Chane joined the Company in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was the vice president operations & facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to June 2008.  Prior to that, Mr. Chane held various leadership positions with WearGuard Corporation, a division of Aramark Corporation.

John F. Cooney, 38, has been our Vice President of Finance and Managing Director, Corporate Controller and Chief Accounting Officer since May 2018 and was our Vice President of Finance, Corporate Controller and Chief Accounting Officer since May 2015 and our Vice President of Finance and Corporate Controller since June 2014.  From November 2010 until June 2014, Mr. Cooney was our Director of Financial Accounting and Reporting.  Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.

Ujjwal Dhoot, 37, joined the Company in December 2019 as our Chief Digital Officer and in August 2020 was promoted to Chief Marketing Officer.  Prior to joining our Company, Mr. Dhoot was the chief marketing officer and chief product officer for Health E-Commerce, a hyper growth healthcare e-Commerce company, from January 2018 to December 2019.  Prior to that, Mr. Dhoot was the vice president of marketing for Charming Charlie from March 2017 until April 2017 and their vice president of marketing and e-commerce from April 2017 until January 2018.  From June 2013 until March 2016, Mr. Dhoot was the chief marketing officer of FSAstore.com. Prior to that, Mr. Dhoot held vice president of marketing positions at Jen Beckman Project, Inc. and PetCareRx, Inc.

Anthony J. Gaeta, 51, has been our Senior Vice President of Store Sales and Operations since November 2017. Mr. Gaeta joined the Company in April 2010 as a Zone Vice President and was promoted to Vice President of Store Operations and Training in November 2013 before being named to his current position. Prior to joining the Company, Mr. Gaeta was a regional manager for Men’s Wearhouse from September 2007 until April 2011 and, prior to that, a regional vice president for After Hours Formalwear from March 2006 until September 2007.

Stacey Jones, 50, has been our Chief Human Resources Officer since February 2021. From May 2018 until February 2021, she served as Vice President, Managing Director of Human Resources. Prior to that, from April 2013 to April 2018, Ms. Jones was Vice President, Human Resources Operations. Ms. Jones joined the Company in October 2001 and has held a variety of positions in both Retail Operations and Human Resources.  Prior to joining the Company, she held leadership positions with Converse, Inc., Jet Apparel and T.A.C. Group, Inc.

Robert S. Molloy, 61, has been our General Counsel since April 2010 and Secretary of the Company since May 2014.  From May 2018 until February 2021, Mr. Molloy also served as Chief Administrative Officer. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008.  Prior to May 1999, Mr. Molloy was a trial attorney.

Allison Surette, 40, has been our Senior Vice President, General Merchandise Manager since May 2018.  Prior to that, Ms. Surette was Vice President, Merchandise Manager of Private Label, Active, Young Men’s and Outerwear since September 2016.  Ms. Surette joined the Company in May 2006 as an Associate Planner and in June 2008, she transitioned into Merchandising as an Associate Buyer for Branded Collections.  From October 2010 to January 2014, she served as a Buyer of Traditional Branded Collections and Buyer of Private Label Sportshirts and Outerwear. From January 2014 to September 2016, she was the Senior Buyer of Private Label Sportshirts and Outerwear. Prior to joining the Company, Ms. Surette was a planner for TJX from June 2003 until May 2006.

There are no family relationships between any of our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors during fiscal 2020, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, except for two Form 4s, which were filed late by the Company on August 21, 2020, for Messrs. Boyle and Conacher, to report incremental director compensation related to their respective committee chairperson appointments and Mr. Conacher’s appointment to Chairman of the Board.

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is currently comprised of Messrs. Conacher, Mesdag and Presser.  Each of the members of the Audit Committee is independent, as independence for Audit Committee members is defined under the OTCQX rules for U.S. Companies. Messrs. Conacher and Mesdag each qualify as an audit committee financial expert under the rules of the Securities Exchange Commission (the “SEC”).

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders that was filed with the SEC on July 2, 2020.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides a summary of our executive compensation philosophy and programs, and discusses the compensation paid to our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and other executive officers who served in fiscal 2020 (collectively, our “Named Executive Officers”).

Our Named Executive Officers for fiscal 2020 were:

➣	Harvey S. Kanter, President, CEO and Director
➣	Peter H. Stratton, Jr., Executive Vice President, CFO and Treasurer
➣	Ujjwal Dhoot, Chief Marketing Officer
➣	Robert S. Molloy, General Counsel and Secretary
➣	Anthony J. Gaeta, Senior Vice President of Store Sales and Operations

Fiscal 2020 Financial and Executive Compensation Highlights

The COVID-19 pandemic had an adverse impact on our revenues and, as a result, our earnings in fiscal 2020.  Our retail stores were closed on March 17, 2020.  Even after all of our stores were reopened by June 2020, they were operating at reduced hours and some store locations experienced subsequent temporary closures in response to the pandemic and individual state/county/city mandates.  While comparable store sales were down 47.1%, our direct business, specifically our DXL.com website, which experienced a sales increase of 38.6% over the prior year, provided us with the ability to navigate through this unprecedented time.

In June 2020, the Compensation Committee set metrics for the 2020 Annual Incentive Plan, with performance metrics and potential payout levels derived from the Company’s revised annual operating plan and budget for fiscal 2020 taking into account the adverse impact of the pandemic on the Company’s operations.  We believed that achievement of the 2020 Annual Incentive Plan would be an indication that management had successfully navigated through fiscal 2020 and protected the future viability of the Company, and that any compensation earned by our Named Executive Officers in fiscal 2020 would reward management’s effective response to the pandemic.

In response to the pandemic, we took decisive steps in fiscal 2020 to pivot our business model and reposition ourselves for recovery with significantly more operating leverage in fiscal 2021.  Our primary focus in fiscal 2020 was managing liquidity to weather the impact of the pandemic, which we believe our management team successfully accomplished.  While total sales decreased by $155.1 million in fiscal 2020, we maintained sufficient liquidity to support operations while our total debt, net of cash, increased by only $5.6 million over the prior year.  Management took several steps to preserve liquidity, which among other things included: (i) canceling approximately $148.0 million, at retail, of on-order inventory early, (ii) eliminating substantially all capital spending, (iii) drawing approximately $30.0 million under the credit facility and renegotiating the credit facility to increase availability, (iv) working with landlords on rent deferments and abatements while stores were closed and renegotiating existing lease terms, (v) negotiating extended payment terms with vendors including entering into a few short-term promissory notes, (vi) implementing cost savings initiatives to reduce expenses, (vii) pursuing all opportunities available under the CARES Act, (viii) furloughing the majority of the organization while the stores were closed, (ix) suspending merit increases, and (x) instituting a temporary reduction in pay for management (director-level and above) and suspending Board compensation for the second quarter. During fiscal 2020, we reduced our field organization by approximately 54% and our corporate workforce by 29%. While difficult, this was necessary to align our cost structure with sales trends given the uncertainty regarding the duration of the pandemic.  We believe that our management team successfully navigated through the pandemic and the adverse impact that it has had on our business.

Consequently, for fiscal 2020, the compensation earned by our Named Executive Officers, except for Mr. Kanter, increased from fiscal 2019, due primarily to an increase in the earned payout under the annual incentive plan in fiscal 2020 (as discussed below) as compared to fiscal 2019, partially offset by the temporary reduction in salary. Mr. Kanter’s compensation in fiscal 2020 decreased due primarily to the fact that his compensation in fiscal 2019 included his sign-on awards in connection with his hiring.  Also in June 2020, the Board, at the recommendation of the Compensation Committee, granted Mr. Kanter a stock option to purchase up to 450,000 shares of common stock, at an exercise price of $0.64 per share, which will vest in three equal installments, with the first tranche vesting on June 10, 2021, the second tranche on April 1, 2022 and remaining tranche on April 1, 2023. In approving the award, the Compensation Committee, in consultation with Segal, determined that it was important to preserve continuity of leadership through the COVID-19 pandemic and the uncertain recovery period, and accordingly to provide Mr. Kanter with a long-term equity incentive that aligns his interests with those of our stockholders.  With respect to the Company’s long-term incentive plan for the 2020-2022 performance period, due to the limited share availability under the Company’s 2016 Incentive Compensation Plan and the low stock price, the Compensation Committee shifted to the use of stock options as opposed to the historical use of restricted stock units.

The following table shows total compensation earned for those Named Executive Officers (NEOs) who were serving at the end of fiscal 2020 as compared to fiscal 2019, as applicable:

	Total Compensation(1)			Total Realized Pay (2)
Named Executive Officer	Fiscal 2020	Fiscal 2019 (3)	% Change	Fiscal 2020	Fiscal 2019 (3)	% Change
Harvey S. Kanter	$2,110,929	$3,164,067	(33.3)%	$1,710,074	$1,222,093	39.9%
Peter H. Stratton, Jr.	$656,025	$588,245	11.5%	$609,771	$639,910	(4.7)%
Ujjwal Dhoot	$614,812	-	-	$606,122	$-	-
Robert S. Molloy	$592,925	$533,245	11.2%	$549,184	$583,951	(6.0)%
Anthony J. Gaeta	$455,561	$408,405	11.5%	$421,087	$433,128	(2.8)%
(1)

Total compensation reflects amounts as reported in the “Summary Compensation Table”, which for Mr. Kanter includes the fair value of $1.6 million in fiscal 2019 for one-time, sign-on awards granted in connection with his hiring.

(2)

Total realized pay is calculated as total compensation per the “Summary Compensation Table” minus the value of equity awards granted, as reported in the “Stock Awards” column and “Option Awards” column of that table, plus the value of any options exercised or stock awards that vested, as reflected in the “Option Exercises and Stock Vested” table for each of the respective years. The decrease in realized pay for fiscal 2020, as compared to fiscal 2019, for Messrs. Stratton, Molloy and Gaeta was due primarily to the decrease in the value of awards that vested, as a result of the Company’s decreased stock price in fiscal 2020.  Because Mr. Kanter was hired in February 2019, Mr. Kanter had no awards that vested during fiscal 2019.

(3)	There is no comparable salary information for Mr. Dhoot, because he only became a named executive officer in fiscal 2020.

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

When reviewing compensation, the Compensation Committee emphasizes Direct Compensation.  Direct Compensation consists of total cash compensation (base salary and annual performance-based cash incentive awards) plus long-term incentive awards, which are primarily equity-based.  Every year, we assess the effectiveness of our compensation plans with the goal of strengthening our overall compensation program as appropriate, including by adjusting performance metrics to ensure that compensation is aligned with performance that drives stockholder value.  We also compare our performance metrics to those used by our peers, and take into consideration the recommendations of proxy advisory services.

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

The Compensation Committee periodically consults with Segal, formerly Sibson Consulting, an independent firm that specializes in benefits and compensation, with respect to the structure and competitiveness of the Company’s executive compensation program compared to its proxy peer group. The Compensation Committee has assessed Segal’s independence, and has concluded that no conflict of interest exists with respect to the services that it performs.  Segal was initially engaged in fiscal 2018 to evaluate CEO compensation in connection with the Company’s search for a new CEO.  In fiscal 2020, the Compensation Committee engaged Segal to evaluate a potential incremental grant to the CEO given the pandemic and the need to ensure retention.  The Compensation Committee also consulted with Segal in August 2019 to evaluate the Company’s long-term incentive program, including its mix of equity and cash.

Fiscal 2020 Target Compensation

CEO Compensation.  The Compensation Committee is responsible for determining the target compensation of our CEO.  Working with Segal, the Compensation Committee compared each element of the CEO’s Direct Compensation (base salary, annual incentive plan and long-term incentive compensation) to published survey data and data from the Company’s peer group. The Compensation Committee’s objective is that total target compensation should approximate the median target compensation of the Company’s peer group.  In developing the compensation package for our current CEO, the Compensation Committee placed additional emphasis on performance pay by increasing the participation rate in the long-term incentive plan.  In addition, as part of his compensation package in fiscal 2019 when he joined the Company, Mr. Kanter received a sign-on performance stock unit award (“PSU”) tied directly to the Company’s stock price.

Other Named Executive Officers.  Our CEO is primarily responsible for determining the compensation paid to our other Named Executive Officers, subject to the review and approval of the Compensation Committee.  Our other Named Executive Officers are provided with a competitive base salary and an opportunity to earn performance awards each year, which are driven by our overall financial targets.  Compensation to our other Named Executive Officers was most recently reviewed by Segal in May 2019, at which time they reported that such compensation was within the median (or 50% percentile) of the Company’s then proxy peer group. See “Compensation Components and Fiscal 2020 Compensation Decisions”.

Our Peers

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers, we focus primarily on public companies within the specialty retail apparel business with similar revenue and/or market capitalization.  The companies in the fiscal 2020 peer group were:

Boot Barn Holding, Inc.	Francesca’s Holding Corp.	Tilly’s Inc.

Build-A-Bear Workshop, Inc.	Kirkland’s, Inc.	Vera Bradley

Cato Group	Movado Group	Vince Holding Corp.

Christopher & Banks	Retailwinds, Inc.	Zumiez, Inc.

Citi Trends	Sportsman’s Warehouse

Duluth Holding, Inc.	Tile Shop Holdings

For fiscal 2021, we updated our peer group to remove Christopher & Banks, Francesca’s Holding Corp. and Retailwinds, Inc. due to bankruptcy, and to add Delta Apparel, Inc., J.Jill, Inc., and Kaspien Holding, Inc.

In order to develop an appropriate peer group, we consider companies with a range of revenues, assets and market capitalizations that may differ from those included by independent analysts such as Institutional Shareholder Services (ISS).  With respect to our fiscal 2020 peers, we fell just below the median of the revenues and assets of our peer group.  Our market capitalization was considered in developing our peer group, but due to the fact that our stock is so thinly traded, more weight was given to the revenue and assets. We do so because we believe that companies doing business in specialty retail markets with omni-channel distribution models provide a better benchmark for total shareholder return.  An independent analyst may include a company that falls within the same Standard & Poor’s GICS code with similar revenue and market capitalization but with a different business model, business risks, geographic locations, customer base and industry traffic trends and which, consequently, may have nothing in common with our Company.  For example, a company that owns automotive dealerships is within the same GICS code as our Company, but clearly has a distinctively different business model and is not affected by the same trends that affect specialty retail apparel.

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

At our 2020 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2020 Proxy Statement.  Of the votes cast on the say-on-pay proposal, 80.5% voted in favor of the proposal.  The Compensation Committee considered the results of the 2020 advisory vote and believes that it affirms support of our stockholders for our approach to executive compensation, namely to align short- and long-term incentives with the Company’s financial performance.  We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

Risk Assessment/Clawback

We believe that our compensation programs do not provide incentives for unnecessary risk taking by our employees. Our employment agreements with each of our Named Executive Officers include a “clawback” provision that permits us to demand full repayment of certain amounts paid to the executive in the event we learn, after the executive’s termination, that the executive could have been terminated for “justifiable cause.”  In addition, in August 2018, our Compensation Committee approved the Executive Incentive Pay Clawback Policy (“Clawback Policy”) that would allow the Company to recover all Excess Incentive-Based Compensation, as defined in the Clawback Policy, from each Executive who willfully committed an act of fraud, dishonesty, or recklessness that contributed to any error or noncompliance that resulted in a financial restatement. Incentive-Based Compensation includes all cash and equity awards.

Our emphasis on performance-based annual and long-term incentive awards is also designed to align executives with preserving and enhancing shareholder value. Based on these considerations, among others, we do not believe that our compensation policies and practices create risks that are likely to have a material adverse effect on our Company.

Compensation Components and Fiscal 2020 Compensation Decisions

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

* The above target compensation for the CEO does not reflect the value of Mr. Kanter’s discretionary grant of stock options on June 10, 2020.

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

Each of our Named Executive Officers took a temporary salary reduction of 20% for the period April 5, 2020 through August 2, 2020.  In August 2020, Mr. Dhoot received a salary increase of $85,000 to $385,000 in connection with his promotion from Chief Digital Officer to Chief Marketing Officer. There were no other adjustments to the base salaries of our other Named Executive Officers.

•	Performance-based annual incentive plan

The Compensation Committee believes that a substantial portion of each Named Executive Officer’s compensation should tie directly to our Company’s financial performance.  Our Fourth Amended and Restated Annual Incentive Plan (“AIP”) provides for an annual performance-based cash incentive for all executives as well as certain non-executive employees.

2020 AIP

On June 23, 2020, the Compensation Committee established the performance metrics for the 2020 AIP.  The potential payout for each performance metric was based on full-year results for fiscal 2020. A participant’s payout under the AIP was based on earned wages, accordingly, each participant’s earned wages for fiscal 2020 reflected a reduction in normal earnings due to either: (i) furlough or (ii) temporary pay reductions, ranging from 10% to 20%. Each of our Named Executive Officers took a temporary salary reduction of 20% for the period April 5, 2020 through August 2, 2020.

The performance metrics and potential payouts levels were derived from the Company’s revised annual operating plan for fiscal 2020.  The revised annual operating plan included the potential impact that the COVID-19 pandemic would have on operations and the objectives that management needed to accomplish in order for the Company to preserve liquidity, weather the negative impact of the pandemic and be positioned to successfully emerge from the pandemic.  The Compensation Committee believed it was necessary, due to the uncertainty regarding the impact and duration of the pandemic, to focus on two key financial metrics for fiscal 2020 (Sales and Adjusted EBITDA), removing departmental goals from the AIP for fiscal 2020.  Each of these financial metrics were weighted 40%, with the remaining 20% attributable to the achievement of what had been pre-defined personal goals for the fiscal year prior to the advent of the pandemic and the closure of all of our stores beginning on March 17, 2020.  See footnote 2 to the below table for a more detailed discussion of these personal goals.  These metrics were intended to be achievable, with an approximate 50% probability; however, given the uncertainty surrounding the COVID-19 pandemic and its impact on our financial results, there was an inherent risk that these metrics might not be attainable.

For fiscal 2020, Mr. Kanter’s target participation in the AIP was at 100% of his earned salary, Mr. Stratton participated at 55% of his earned salary, Mr. Molloy participated at 50% of his earned salary, and Mr. Gaeta participated at 40% of his earned salary. As a result of his promotion, Mr. Dhoot participated at a blended rate of 45.9% of his earned salary.

The 2020 AIP performance metrics and actual results against these metrics were as follows:

	Metric	Award % Attributable to Metric	Minimum/Maximum Potential Payout	2020 Target	2020 Actual (1)	Payout % earned
Corporate Target 1	Sales	40.0%	100% payout at target, with 50% payout at 94.1% of target and 150% payout at 105.9% of target, with the exception of Mr. Kanter who was eligible for maximum payout of 200% at 105.9% of target.	$341.5 million	$318.9 million	-
Corporate Target 2	Adjusted EBITDA	40.0%	100% payout at target, with 50% payout at 89.1% of target and 150% payout at 110.9% of target, with the exception of Mr. Kanter who was eligible for a maximum payout of 200% at 110.9% of target.	$(36.7) million	$(24.2) million	150.0% (200% for Mr. Kanter)
Personal Target 3	Discretionary – Personal Goals	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance was evaluated by the Compensation Committee).  Participants were eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who was eligible to receive a discretionary award up to 40%. (2)

				Varies by NEO	Varies by NEO	20.0%-30.0% (40.0% for Mr. Kanter)
(1)

As permitted under the AIP and approved by the Compensation Committee, fiscal 2020 actual results were adjusted to exclude the impairment of assets.  The sales and adjusted EBITDA targets for fiscal 2020 were based on the Company’s May 2020 forecast, which reflected management’s best estimate at the time for the potential impact of the COVID-19 pandemic on its results.

(2)

Personal goals are part of the Company’s annual performance review.  At the start of the fiscal year, each associate, including each of our Named Executive Officers, develops his/her “SMART” goals, each containing a quantifiable measure, which are approved by the CEO.  As a result of the pandemic, which forced the closure of all of our stores and threatened the Company’s viability, the overarching objectives of our senior leadership team pivoted substantially.  All participants were measured against their ability to react proactively, adapt and identify new and alternative approaches to help drive sales, reduce costs, preserve cash, keep our furloughed/laid-off associates engaged and informed, and establish effective COVID-19 protections and protocols for our remaining staff and our customers. The personal goals for Messrs. Dhoot, Molloy and Gaeta consisted of a combination of quantifiable goals specific to their respective corporate function, such as acceleration of all aspects of the digital platform, ensuring daily compliance with COVID-19 restrictions in each state/county and city, converting some of our stores to mini-warehouses when they were closed to the public to help with the increase in online ordering and then, once re-opened, transitioning our stores to enable our customers to buy online and pick-up at curbside/in-store and to shop socially-distanced  amidst other safety protocols.  The personal goals for our CFO were quantifiable and were primarily tied to preserving liquidity, managing and reducing expenses (including store rent deferments and abatements) in light of the expected substantial decrease in store revenues.  Our CEO’s personal goals were primarily tied to managing the financial performance and liquidity of the Company, and in leading the Company’s operational organization tactically through the pandemic while also leading all of the business units to keep looking ahead strategically to what may be needed in the next 3, 6 or 12 months, or longer term.

As a result of achieving certain performance targets for fiscal 2020, as shown above, in March 2021 the Compensation Committee approved, subject to the completion of the audited financial statements, cash bonus payouts to our NEOs as follows:

Named Executive Officer	Payout at Target (1)	Total Payout %	Payout $
Harvey S. Kanter	$686,942	120%	$824,331
Peter H. Stratton, Jr.	$203,045	90%	$182,741
Ujjwal Dhoot	$148,264	85%	$126,025
Robert S. Molloy	$175,240	80%	$140,192
Anthony J. Gaeta	$110,285	90%	$99,256

(1)	The potential payout at target for each Named Executive Officer was lower in fiscal 2020 due to the temporary reduction in pay discussed above.

2021 AIP

On April 1, 2021, the Compensation Committee established the financial and operating metrics for the 2021 AIP.  The 2021 AIP metrics were expanded from the 2020 AIP to include functional departmental targets for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation.

The Company’s financial performance metrics for the 2021 AIP include Sales and Adjusted EBITDA and represent 80% of the AIP for Messrs. Kanter, Stratton and Molloy and 40% for Messrs. Dhoot and Gaeta.  Messrs. Dhoot and Gaeta’s performance metrics include specific marketing and store operation targets, respectively, and represent 40% of their respective AIP.  Discretionary personal goals represent the remaining 20%.  The performance targets for fiscal 2020 were set after the start of the pandemic and as a result were based on the expectation that Adjusted EBITDA would be negative.  For the 2021 AIP, the performance targets assume that Adjusted EBITDA will be positive for fiscal 2021, although still below historical levels, which, given initial fiscal 2021 performance, still implied meaningful volatility and uncertainty with respect to the pandemic.

The 2021 AIP performance metrics approved by the Compensation Committee are as follows:

	Metric	Award % Attributable to Metric, other than Messrs. Dhoot and Gaeta	Award % Attributable to Metric for Mr. Dhoot	Award % Attributable to Metric for Mr. Gaeta	Minimum/Maximum Potential Payout
Corporate Target 1	Sales	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 95.7% of target and 150% payout at 104.3% of target, with the exception of Mr. Kanter who is eligible for maximum payout of 200% at 104.3% of target.
Corporate Target 2	Adjusted EBITDA	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 64.5% of target and 150% payout at 135.5% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 135.5% of target.
Personal Target 3	Discretionary- Personal Goals	20.0%	20.0%	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance will be evaluated by the Compensation Committee).  Participants are eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who is eligible to receive a discretionary award up to 40%.

Departmental Goals, if applicable	Marketing & Digital	-	40.0%	-	Includes DXL.com sales target, promotional markdown rate target and advertising sales ratio % target.
	Store Operations	-	-	40.0%	Includes payroll as a percentage of sales target, net promoter score percentage target and store conversion target.

The above targets for each metric are derived from the Company’s annual operating plan and budget for the 2021 fiscal year, and are intended to be achievable, with an approximate 50% probability.  The likelihood of achieving the 2021 targets reflects the challenges inherent in achieving the goals and objectives of an ambitious operating plan and budget, given the continued uncertainty of the COVID-19 pandemic.

For fiscal 2021, Mr. Kanter will participate at 100% of his salary, Mr. Stratton will participate at 55% of his salary, Messrs. Dhoot and Molloy will participate at 50% of their respective salaries and Mr. Gaeta will participate at 40% of his salary.

•	Long-term incentive plans

The Company’s long-term incentive plans are designed to ensure that the interests of our executives are aligned with those of our stockholders to create sustainable shareholder value and to promote executive retention.

The performance period for the Company’s 2018-2020 LTIP ended on January 30, 2021.  The performance targets, which were established by the Compensation Committee on October 24, 2018, and the actual performance achieved were as follows:

2018-2020 LTIP Performance Period

Metric	Weight of each target	Potential Payout	Target	Actual	Payout %
Three-year Adjusted EBITDA margin	75.0%	100% payout at target, with 50% payout at 85.7% of target and 150% payout at 114.3% of target.	7.0%	1.1%	—
Three-year relative total shareholder return as compared to the Company's 2018 proxy disclosed peer group (1)	25.0%	100% payout at target (2nd quartile, with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout if TSR falls in the fourth quartile.	2nd quartile	4th quartile	—

(1)

For the Company and the 2018 disclosed proxy peers, the three-year relative total shareholder return was calculated as a percentage change in the 30-day volume-weighted average closing stock price at February 2, 2018 and January 29, 2021, adjusted for any dividends paid.

The targets under the 2018-2020 LTIP were set prior to the COVID-19 pandemic, which had a material impact on the Company’s financial results in fiscal 2020 but the targets were not modified to reflect the effects of the pandemic. The minimum thresholds for the two metrics were not achieved and, as a result, there was no performance-based payout under the 2018-2020 LTIP.

However, given the unprecedented impact of the pandemic, on March 9, 2021, the Committee approved the discretionary grant of stock options to Mr. Kanter and all active members of management who were participants in the 2018-2020 LTIP.  The Committee considered various factors in making the awards, including the need to ensure that the Company retains and motivates key employees to successfully drive its business forward beyond the pandemic to create additional long-term stockholder value. The calculation of the stock option awards was determined upon the same calculation as would have been made had the 2018-2020 LTIP achieved a 12.5% achievement of the performance-based metric.  Accordingly, after the end of fiscal 2020, on March 9, 2021, the Committee approved a discretionary grant to all current participants in the LTIP of stock options to purchase up to an aggregate of 414,337 shares of common stock, at an exercise price of $0.75 per share.  The total dollar value of the award was $198,258.  All stock options will vest ratably over three years, with the first tranche vesting on March 9, 2022.  Of the total 414,337 shares granted pursuant to the stock options, 77,516 shares are subject to shareholder approval within one-year from date of grant.  If such shares are not approved by shareholders, the awards will be settled in cash.

The following is a summary of the two other LTIPs in effect, but not completed, during fiscal 2020:

Summary of LTIPs	2019-2021		2020-2022 (1)
Effective date	August 7, 2019		June 11, 2020
Performance period	3yrs		3yrs
End of Performance Period	January 29, 2022		January 28, 2023
Target cash value	Annual Salary * Participation Rate		Annual Salary * Participation Rate

	Time-Based	Performance-Based	Time-Based	Performance-Based
Allocation of Target Cash Value	50%	50%	50%	50%
Award type	at effective date: 50% RSUs 50% Cash	RSUs, Cash or a combination thereof, when earned	at effective date: 50% Options 50% Cash	RSUs, Cash or a combination thereof, when earned
Vesting period	25% August 7, 2020 25% April 1, 2021 25% April 1, 2022 25% April 1, 2023	any award earned subject to additional vesting through August 31, 2022	25% June 11, 2021 25% April 1, 2022 25% April 1, 2023 25% April 1, 2024	any award earned subject to additional vesting through August 31, 2023

Performance Targets:	Target:	Min/Max Payout:	Target:	Min/Max Payout:
Target 1	3-yr. average Adjusted EBITDA margin (50% weight)(2)	100% payout at target, with 50% payout at 94.6% of target and 150% payout at 107.1% of target	3-yr. relative total shareholder return as compared to 2020 disclosed proxy peers(3) (100% weight)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.
Target 2	3-yr. Stacked Retail Comp (50% weight)	100% payout at target, with 50% payout at 74.4% of target and 150% payout at 138.5% of target	N/A	N/A

(1)

The Compensation Committee approved the 2020-2022 LTIP and on June 11, 2020 granted time-based compensation in a combination of 50% cash and 50% stock options, to be earned through April 1, 2024.  Given the uncertainty at the time regarding the COVID-19 pandemic and the short-term and long-term impact it may have on consumer spending, the Compensation Committee established just one performance metric for the 2020-2022 LTIP: “Three-Year Relative Total Shareholder Return.”  The Compensation Committee believed this performance metric and the issuance of stock options (as opposed to restricted stock units) under the time-based portion of the 2020-2022 LTIP, appropriately aligned management with the interests of our stockholders.  The use of stock options also helped to preserve share availability under the 2016 Plan given the depressed stock price at the time.

(2)

Adjusted EBITDA will be calculated as EBITDA excluding certain revenues, expenses and cash flows, which were not considered in the establishment of the Company’s targets, including its wholesale business (“Adjusted EBITDA”).  Adjusted EBITDA margin will then be calculated by taking the Adjusted EBITDA for the three-year performance period and dividing by the Company’s total sales over the three-year performance period.  While Adjusted EBITDA is also a metric used in our AIP, we believe that Adjusted EBITDA is the best measure of both our annual and long-term results.

(3)

For the Company and each of its 2020 disclosed proxy peers, the three-year relative total shareholder return will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 31, 2020 and January 27, 2023, adjusted for any dividends paid.

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

The following table illustrates the components of the LTIPs with the respective vesting dates, illustrating that the time-based portion of the LTIP acts as a retention tool:

		% of	Vesting of Awards by Fiscal Year:
Approval date	Performance Period	total award	2020	2021	2022	2023	2024
8/7/2019	2019-2021 LTIP
	Time-Based Awards, vests April 1*, subject to forfeiture	50%	25%	25%	25%	25%	—
	Performance-Based Awards- vests August 31, if achieved	50%	—	—	100%	—	—

6/11/2020	2020-2022 LTIP
	Time-Based Awards, vests April 1*, subject to forfeiture	50%	—	25%	25%	25%	25%
	Performance-Based Awards- vests August 31, if achieved	50%	—	—	—	100%	—

(1)	The first tranche of time-based awards vest on April 1 following the end of the first year of the performance period or one year from the date of grant, whichever is later.

2021-2023 Performance Period

Subsequent to the end of fiscal 2020, on March 8, 2021, the Compensation Committee established and approved the metric for the 2021-2023 performance period under the LTIP.  Consistent with the 2020-2022 LTIP, because of the uncertainty regarding the duration of the pandemic and the timetable for economic recovery, the Compensation Committee did not establish financial goals and instead established a 3-year relative total shareholder return (similar to the 2020-2022 LTIP) as the only metric under the 2021-2023 LTIP. In addition, because of the Company’s low stock price and the limited availability of shares under the 2016 Plan, the Compensation Committee granted the time-based awards for this LTIP in a combination of 25% stock options and 75% cash.  The use of stock options allows for less usage of shares under the 2016 Plan and aligns with the interests of our shareholders.

•	Discretionary Cash and Equity Awards

In particular circumstances, we may utilize cash signing bonuses and equity-based awards when certain employees join the Company.

In June 2020, the Board, at the recommendation of the Compensation Committee, granted Mr. Kanter a stock option to purchase up to 450,000 shares of common stock, at an exercise price of $0.64 per share, which will vest in three equal installments, with the first tranche vesting on June 10, 2021, the second tranche on April 1, 2022 and remaining tranche on April 1, 2023. In approving the award, the Compensation Committee, in consultation with Segal, determined that it was important to preserve continuity of leadership through the COVID-19 pandemic and the uncertain recovery period, and accordingly to provide Mr. Kanter with a long-term equity incentive that aligns his interests with those of our stockholders.

•	Other Compensation

We offer our Senior Executives, including our Named Executive Officers, supplemental disability insurance and long-term care and pay a portion of the premiums, which we do not do for our other employees.

Our Named Executive Officers also receive benefits under certain group health, long-term disability and life insurance plans, which are generally available to all of our eligible employees.

After six months of service with us, all of our employees, including our Named Executive Officers, are eligible to participate in our 401(k) Plan, and after one year of employment are eligible for a Company match.  In the second quarter of fiscal 2018, the Board ratified and approved the recommendation of the Company’s management team to suspend employer contributions to the 401(k) Plan, for the period from July 1, 2018 until December 31, 2019. Effective January 1, 2020, the 401(k) Plan resumed its qualified automatic contribution arrangement (“QACA”) status, and accordingly an employer match was earned in fiscal 2020. However, for the 2021 plan year, the Company has suspended its QACA safe harbor and, while the Company has the discretion to make an employer match for 2021, it will not be required.  The Company has the option to resume its QACA status in 2022.

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

The Compensation Committee
Willem Mesdag, Chair
Jack Boyle
Lionel F. Conacher

Summary Compensation Table.  The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our Named Executive Officers for fiscal 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Harvey S. Kanter	2020	$686,942	—		—	$436,880	$902,425	$84,682	$2,110,929
President and Chief Executive Officer	2019	$671,923	—		$1,941,974	—	$435,346	$114,824	$3,164,067

Peter H. Stratton, Jr.	2020	$369,173	—		—	$61,358	$200,022	$25,472	$656,025
Executive Vice President, Chief	2019	$395,000	—		$69,123	—	$108,625	$15,497	$588,245
Financial Officer and Treasurer	2018	$395,000	—		$169,307	—	$232,240	$25,122	$821,669

Ujjwal Dhoot	2020	$322,885	$100,000	(5)	—	$46,601	$135,351	$9,975	$614,812
Chief Marketing Officer

Robert S. Molloy	2020	$350,481	—		—	$58,251	$156,598	$27,595	$592,925
General Counsel and Secretary	2019	$375,000	—		$65,625	—	$75,000	$17,620	$533,245
	2018	$366,346	—		$161,434	—	$156,650	$26,639	$711,069

Anthony J. Gaeta	2020	$275,711	—		—	$45,824	$112,162	$21,864	$455,561
Senior Vice President,	2019	$291,730	$10,000		$51,625	—	$43,176	$11,874	$408,405
Store Sales and Operations

(1)

The amounts reflect the fair value, as of grant date, of awards computed in accordance with FASB ASC Topic 718, and not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year.  The fair value of stock option awards were estimated as of the date of grant using a Black-Scholes valuation model. For fiscal 2019, the fair value of performance-based awards to Mr. Kanter, which were based on a market condition, was determined as of the date of grant using a Monte-Carlo valuation model.  Additional information regarding the assumptions used to estimate the fair value of all awards is included in Note A and Note I to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

(2)	See table “Option Awards” below for a breakdown of 2020 amounts reflected in this column.

The fair value associated with the performance-based component of the equity awards under the 2020-2022 LTIP was determined based on the probable outcome of the performance conditions as of the service-inception date.  Because the achievement of the performance targets under the 2020-2022 LTIP was not deemed probable as of the service-inception date, no value was attributed to the performance-based portion of these awards.  The following reflects the fair values of the performance-based equity portion of the 2020-2022 LTIP assuming the highest level of performance conditions will be achieved for each of the Named Executive Officers:

Harvey S. Kanter	$468,563
Peter H. Stratton, Jr.	$103,688
Ujjwal Dhoot	$78,750
Robert S. Molloy	$98,438
Anthony J. Gaeta	$77,438
(3)

Represents cash awards earned under the 2020 AIP and the first tranche of time-vested cash portion of the 2019-2020 LTIP.  See table “2020 Non-Equity (Cash) Incentive Plan Compensation” below for additional detail.

(4)	See table “All Other Compensation” below for a breakdown of 2020 amounts reflected in this column.
(5)

In connection with Mr. Dhoot’s hiring and in accordance with his employment agreement, on December 16, 2019 Mr. Dhoot received a cash inducement award of $175,000, with $75,000 payable on January 3, 2020 and $100,000 payable on April 1, 2020.

The following table provides a breakdown of the amounts in fiscal 2020 in the “Option Awards” column of the Summary Compensation Table above:

Name	2020-2022 LTIP (1)	Discretionary Grant of Stock Options (2)	Total Stock Awards
Harvey S. Kanter	$277,275	$159,605	$436,880
Peter H. Stratton, Jr.	$61,358	$—	$61,358
Ujjwal Dhoot	$46,601	$—	$46,601
Robert S. Molloy	$58,251	$—	$58,251
Anthony J. Gaeta	$45,824	$—	$45,824
(1)

Represents the grant-date fair value of time-based stock options issued under the 2020-2022 LTIP, which will vest in four tranches with the first 25% vesting on June 11, 2021 and the remaining tranches vesting on April 1, 2022, April 1, 2023 and April 1, 2024.

(2)

Represents the grant-date fair value of a discretionary grant of stock options to Mr. Kanter. The stock options will vest in three equal installments, with the first tranche vesting on June 10, 2021, the second tranche on April 1, 2022 and remaining tranche on April 1, 2023.

The following table provides a breakdown of the amounts for fiscal 2020 in the “2020 Non-Equity (Cash) Incentive Plan Compensation” column of the Summary Compensation Table above:

Name	Annual Incentive Plan (1)	2019-2021 LTIP (2)	Total Non- Equity (Cash)
Harvey S. Kanter	$824,331	$78,094	$902,425
Peter H. Stratton, Jr.	$182,741	$17,281	$200,022
Ujjwal Dhoot	$126,025	$9,326	$135,351
Robert S. Molloy	$140,192	$16,406	$156,598
Anthony J. Gaeta	$99,256	$12,906	$112,162
(1)

Each Named Executive Officer earned a cash bonus under the 2020 AIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2020 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information about the payouts under the 2020 AIP.

(2)

Represents the vesting of the first tranche of the time-based cash award granted in August 2019 under the 2019-2021 LTIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2020 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information about the payouts under the 2019-2021 LTIP.

The following table provides a breakdown of the amounts for fiscal 2020 in the “All Other Compensation” of the Summary Compensation Table above:

Name	Auto Allowance	401(k)	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Relocation Costs	Total Other Compensation
Harvey S. Kanter	$10,000	$9,975	$9,698	$5,009	$50,000	$84,682
Peter H. Stratton, Jr.	$8,400	$9,975	$4,034	$3,063	$—	$25,472
Ujjwal Dhoot	$—	$9,975	$—	$—	$—	$9,975
Robert S. Molloy	$8,400	$9,975	$4,821	$4,399	$—	$27,595
Anthony J. Gaeta	$8,400	$9,975	$—	$3,489	$—	$21,864

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

The total annual compensation for our CEO, Mr. Kanter, for fiscal 2020, as shown in the “Summary Compensation Table”, was $2,110,929.  The total annual compensation for our median employee was $31,823, calculated using the same methodology as used in the “Summary Compensation Table”.  Our median employee is a full-time employee who was not furloughed during fiscal 2020.

Based on this information, for fiscal 2020 the ratio of the annual total compensation of Mr. Kanter, our CEO, to the median of the annual total compensation of all employees was 66 to 1.

To identify the median employee in 2020, we evaluated all employees, other than our CEO, employed by the Company as of December 31, 2020, including those employees who were furloughed for any period of time, and utilized the following methodology:

•

We determined that, as of December 31, 2020, our employee population consisted of approximately 1,171 individuals, with 1,161 of these individuals located in the U.S. and 10 of these individuals located outside the U.S. This population includes our full-time, part-time, and seasonal employees.  Approximately 81% of our total employee population at December 31, 2020 was considered full-time employees.

•

To identify the “median employee” from our employee population, we compared the amount of compensation of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for the year ended December 31, 2020.

•

Because substantially all of our employees either took a temporary reduction in base salary during fiscal 2020 or were furloughed for a period of time, we did not annualize any compensation for any permanent full-time or part-time employees, who started employment at the Company during calendar 2020.  We also did not annualize compensation for any seasonal or temporary employees.

•

We excluded employees located outside of the U.S. under the de minimis exception to the pay ratio rule, which permits exclusion if a company’s non-U.S. employees account for 5% or less of total employees.  The jurisdictions and approximate number of employees excluded were Canada (8) and Hong Kong (2).

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

In connection with his hiring, Mr. Kanter received a housing allowance of $100,000 in April 2019, $50,000 in April 2020 and $50,000 on April 1, 2021.  Mr. Kanter also received a one-time grant of 720,000 PSUs on February 19, 2019, which will be settled in shares of the Company’s common stock upon vesting. The PSUs vest in three equal installments, if any, when the Company’s 90-day volume-weighted average closing price of its stock reaches $4.00, $6.00 and $8.00.  Any performance shares that are unvested at April 1, 2023 will be forfeited. Mr. Kanter also received a one-time grant of 240,000 RSUs, which vests in four equal annual installments beginning April 1, 2020.

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

Senior Executives

We also have employment agreements with each of our Senior Executives (the “Sr. Exec. Employment Agreements”). The term of each employment agreement begins on the respective effective date and continues until terminated by either party. Our Senior Executives are eligible to participate in our AIP.  For fiscal 2020, Mr. Stratton participated at a target rate of 55%, Mr. Dhoot participated at a blended target rate of 45.9%, as a result of his promotion, Mr. Molloy participated at a target rate of 50% and Mr. Gaeta participated at a target rate of 40%.  Senior Executives are also eligible to participate in our LTIPs at 70% of their respective average base salaries, as defined in the plan, depending on our performance (based on long-term performance goals). Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our Senior Executives.

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

Estimated Potential Payments to Named Executive Officers

The following table shows the payments that would be made to our current Named Executive Officers assuming a “termination without cause” or a “resignation for good reason” (each a “Qualifying Termination”) or a Qualifying Termination following a Change in Control, as described in the employment agreements, as of January 30, 2021.

				Long-Term Incentive Plan
Name	Continued Base Salary(1)	Annual Incentive Plan (2)	Sign-on and Discretionary Awards (3)	Time- Based Awards (4)	Performance- Based Compensation (5)	Total Potential Payments
Harvey S. Kanter
Qualifying Termination	$1,715,000	$824,331	$59,445	$139,806	$621,844	$3,360,426
Qualifying Termination due to change in control	$2,940,000	$824,331	$59,445	$139,806	$621,844	$4,585,426
Peter H. Stratton, Jr.
Qualifying Termination	$197,500	$182,741	$-	$40,566	$138,292	$559,099
Qualifying Termination due to change in control	$395,000	$182,741	$-	$40,566	$138,292	$756,599
Ujjwal Dhoot
Qualifying Termination	$192,500	$126,025	$-	$36,044	$74,511	$429,080
Qualifying Termination due to change in control	$385,000	$126,025	$-	$36,044	$74,511	$621,580
Robert S. Molloy
Qualifying Termination	$187,500	$140,192	$-	$38,513	$131,290	$497,495
Qualifying Termination due to change in control	$375,000	$140,192	$-	$38,513	$131,290	$684,995
Anthony J. Gaeta
Qualifying Termination	$147,500	$99,256	$-	$30,056	$103,282	$380,094
Qualifying Termination due to change in control	$295,000	$99,256	$-	$30,056	$103,282	$527,594
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

(2)	The amounts represent the actual incentive earned for 2020 AIP.
(3)	Represents the prorated vesting of Mr. Kanter’s RSUs that were granted to him in connection with his hiring.
(4)

Time-based awards under our LTIPs represent time-based RSUs under our 2018-2020 LTIP, 2019-2021 LTIP and 2020-2022 LTIP.  Because the respective performance period for the 2018-2020 LTIP is complete, all outstanding awards become fully vested under both a Qualifying Termination and Qualifying Termination due to a change in control.  Because the 2019-2021 LTIP will have completed its second year of its performance period and the 2020-2022 LTIP will have completed its first year of its performance period, each participant would vest in shares based on a pro-rata vesting percentage, which is calculated based on the number of effective days of participation over the total number of days in the performance period.  Mr. Kanter would also be entitled to receive a pro-rata vesting of his 240,000 RSUs which were granted to him in connection with his hiring.

(5)

Because the performance periods for the 2019-2021 LTIP and the 2020-2022 LTIP were not complete as of January 30, 2021, for a Qualifying Termination, each participant would be entitled to receive a pro-rated vesting percentage, at the end of the performance period for each of the respective LTIPs based on the actual performance level achieved. The above table assumes actual performance level achieved is target.  For a Qualifying Termination due to a change in control, each participant would be entitled to receive a pro-rated vesting percentage, at the date of the change in control at target.  Mr. Kanter’s PSUs would forfeit unexercised unless if, during the following thirty-days after his termination, a performance target is achieved he would be entitled to any unvested PSUs that would have vested if he had not been terminated.

(6)	All outstanding time-based awards were valued using the closing stock price of our stock on January 29, 2021 of $0.80 per share.

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

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2020.

		Service	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Inception	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
	Date	Date	($)	($)	($)	($) (1)	($) (1)	($) (1)	(#)	(#)	($ / Sh)	($)
Harvey S. Kanter
-Discretionary grant	6/10/2020		—	—	—	—	—	—	—	450,000	—	$159,605
-2020 AIP (2)		6/23/2020	$147,000	$735,000	$1,470,000	—	—	—	—	—	—	—
-2020-2022 LTIP, Time-Based (3)	6/11/2020	2/2/2020	-	$312,375	-	—	—	—	—	884,080	—	$277,247
-2020-2022 LTIP, Performance-Based (3)	6/11/2020	2/2/2020	$78,094	$312,375	$468,563	$78,094	$312,375	$468,563	—	—	—	—
Peter H. Stratton, Jr.
-2020 AIP (2)		6/23/2020	$43,450	$217,250	$325,875	—	—	—	—	—	—	—
-2020-2022 LTIP, Time-Based (3)	6/11/2020	2/2/2020	—	$69,125	—	—	—	—	—	195,636	—	$61,351
-2020-2022 LTIP, Performance-Based (3)	6/11/2020	2/2/2020	$17,281	$69,125	$103,688	$17,281	$69,125	$103,688	—	—	—	—
Ujjwal Dhoot
-2020 AIP (2)		6/23/2020	$29,653	$148,264	$222,396	—	—	—	—	—	—	—
-2020-2022 LTIP, Time-Based (3)	6/11/2020	2/2/2020	—	$52,500	—	—	—	—	—	148,584	—	$46,596
-2020-2022 LTIP, Performance-Based (3)	6/11/2020	2/2/2020	$13,125	$52,500	$78,750	$13,125	$52,500	$78,750	—	—	—	—
Robert S. Molloy
-2020 AIP (2)		6/23/2020	$37,500	$187,500	$281,250	—	—	—	—	—	—	—
-2020-2022 LTIP, Time-Based (3)	6/11/2020	2/2/2020	—	$65,625	—	—	—	—	—	185,731	—	$58,245
-2020-2022 LTIP, Performance-Based (3)	6/11/2020	2/2/2020	$16,406	$65,625	$98,438	$16,406	$65,625	$98,438	—	—	—	—
Anthony J. Gaeta
-2020 AIP (2)		6/23/2020	$23,600	$118,000	$177,000	—	—	—	—	—	—	—
-2020-2022 LTIP, Time-Based (3)	6/11/2020	2/2/2020	—	$51,625	—	—	—	—	—	146,108	—	$45,819
-2020-2022 LTIP, Performance-Based (3)	6/11/2020	2/2/2020	$12,906	$51,625	$77,438	$12,906	$51,625	$77,438	—	—	—	—

(1)

Performance-based awards under the LTIP plans are denominated in dollars at the service inception date.  The actual grant date of equity awards will occur only if the performance targets are achieved. See footnote 3 below for additional information on the 2020-2022 LTIP.

(2)

The threshold payout for each executive assumes the achievement of only the individual personal goals, target payout assumes 100%, and the maximum payout assumes 150% of the payout targets under the 2020 AIP, with the exception of the maximum payout for Mr. Kanter which is 200%.  See “Compensation Components and Fiscal 2020 Compensation Decisions - Performance-based annual incentive plan – 2020 AIP” for more information on the targets set under the 2020 AIP. The respective actual cash payment made to each of the Named Executive Officers under the 2020 AIP is included in the “Summary Compensation Table” for fiscal 2020.

(3)

On June 11, 2020, the Compensation Committee approved the performance target for the 2020-2022 LTIP. The performance-based awards represent 50% of the total potential payout under the 2020-2022 LTIP, and assumes that 50% is payable in cash and 50% payable in equity.  The amounts in the above table represent the dollar value of any future grant of cash and equity assuming a potential payout at threshold, target and maximum for each executive estimated based on achieving 50%, 100% and 150%, respectively, of the payout targets set by the Compensation Committee. The actual grant of equity will occur only if the performance targets are achieved.  The remaining 50% represents time-based awards, which were granted 50% cash and 50% in stock options.  The above table reflects the cash award and the stock options that were granted on June 11, 2020.  The cash award and the stock options vest in four equal tranches, with the first tranche vesting on June 11, 2021 and the remaining tranches vesting on April 1, 2022, April 1, 2023 and April 1, 2024.  See “Compensation Components and Fiscal 2020 Compensation Decisions - Long-term incentive plans - 2020-2022 Performance Period” above for more information on the targets.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2020.

2020 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)		($)	Date	(#)		($)(1)	(#)		($)(1)
Harvey S. Kanter	—	—	—				—		—	720,000	(2)	576,000
	—	—	—				180,000	(2)	$144,000	—		—
	—	—	—				137,006	(3)	$109,605	—		—
	—	450,000	—	(4)	$0.64	6/10/2030	—		—	—		—
	—	—	884,080	(5)	$0.53	6/11/2030	—		—	—		—

Peter H. Stratton, Jr.	8,587	—	—		$4.19	3/16/2021	—		—	—		—
	33,816	—	—		$5.04	5/28/2023	—		—	—		—
	—	—	195,636	(5)	$0.53	6/11/2030	—		—	—		—
	—	—	—				23,672	(6)	$18,938	—		—
	—	—	—				30,317	(3)	$24,254	—		—

Ujjwal Dhoot	—	—	148,584	(5)	$0.53	6/11/2030
							20,315	(6)	$16,252
							21,523	(3)	$17,218

Robert S. Molloy	13,955	—	—		$4.19	3/16/2021	—		—	—		—
	54,951	—	—		$5.04	5/28/2023	—		—	—		—
	—	—	185,731	(5)	$0.53	6/11/2030	—		—	—		—
	—	—	—				22,474	(6)	$17,979	—		—
	—	—	—				28,783	(3)	$23,026	—		—

Anthony J. Gaeta	18,719	—	—		$5.04	5/28/2023	—		—	—		—
	—	—	146,108	(5)	$0.53	6/11/2030	—		—	—		—
	—	—	—				17,080	(6)	$13,664	—		—
	—	—	—				22,642	(3)	$18,114	—		—

(1)	The value of shares was calculated using the closing price of our common stock of $0.80 on January 29, 2021.
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

(3)

These awards represent the unvested portion of RSUs granted on August 7, 2019 in connection with our 2019-2021 LTIP.  These awards vest in three remaining tranches on April 1, 2021, April 1, 2022 and April 1, 2023.

(4)

This award represents a discretionary grant of stock options to Mr. Kanter that will vest in three equal tranches, with the first tranche vesting on June 10, 2021, and the remaining tranches vesting on April 1, 2022 and April 1, 2023.  The Compensation Committee granted these stock options to Mr. Kanter to ensure and preserve continuity of leadership through the COVID-19 pandemic and the uncertain recovery period, and accordingly to provide Mr. Kanter with a long-term equity incentive that aligns his interests with those of our stockholders.
(5)

These awards represent the stock options granted on June 11, 2020 in connection with the time-based portion of our 2020-2022 LTIP. These awards vest in four equal tranches on June 11, 2021, April 1, 2022, April 1, 2023 and April 1, 2024.

(6)

These awards represent the unvested portion of RSUs granted on October 24, 2018 in connection with our 2018-2020 LTIP, except with respect to Mr. Dhoot for which awards where granted on December 16, 2019. These awards vest in two remaining tranches on April 1, 2021 and April 1, 2022.

Option Exercises and Stock Vested Table.  The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2020. No options were exercised by any Named Executive Officer in fiscal 2020.

2020 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of shares Vested (1) (#)	Value Realized on Vesting ($) (2)
Harvey S. Kanter	105,669	$36,025
Peter H. Stratton, Jr.	43,741	$15,104
Ujjwal Dhoot	113,486	$37,911
Robert S. Molloy	42,015	$14,510
Anthony J. Gaeta	32,866	$11,350

(1)

The stock awards that vested during fiscal 2020 include the time-based awards granted under the 2017-2018 LTIP, 2018-2020 LTIP and 2019-2021 LTIP.  The number of shares vested for Messrs. Kanter and Dhoot also include shares that vested pursuant to sign-on awards.

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

Non-Qualified Deferred Compensation

We do not offer to our executive officers or employees any defined contribution or similar plan that provides for the deferral of compensation on a basis that is not tax-qualified. We offer a 401(k) savings plan to all of our employees eligible to participate, as further described below.

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

In the second quarter of fiscal 2018, the Board ratified and approved the recommendation of the Company’s management team to suspend employer contributions to the 401(k) Plan, for the period from July 1, 2018 until December 31, 2019. Effective January 1, 2020, the 401(k) Plan resumed its qualified automatic contribution arrangement (“QACA”) status, and accordingly an employer match was earned in fiscal 2020. However for the 2021 plan year, the Company has suspended its QACA safe harbor and, while the Company has the discretion to make an employer match for 2021, it will not be required.  The Company has the option to resume its QACA status in 2022.

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

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director.  The substance of this plan is now encompassed within the Non-Employee Director Compensation Plan. There were 500,000 shares authorized for issuance under this plan for the sole purpose of satisfying elections to receive shares of common stock in lieu of cash for service as a director.  The Non-Employee Director Compensation Plan is a stand-alone plan and is not a sub-plan under our 2016 Incentive Compensation Plan (the “2016 Plan”).  Accordingly, shares issued under this plan do not reduce the shares available for issuance under the 2016 Plan.

For fiscal 2020, each non-employee director was required to receive 50% of his or her annual retainer in equity, in the form of stock options, stock or deferred shares.  Because the Non-Employee Director Compensation Plan is not a shareholder-approved plan and the acquisition of equity must be voluntary under Nasdaq rules (which applied for us through December 20, 2020), we could not utilize shares under this plan to satisfy this mandated election.  Therefore, in fiscal 2020 any grants of equity to satisfy this required election were issued from the 2016 Plan.  Any voluntary election of shares, above this 50% retainer requirement, was issued from the Non-Employee Director Compensation Plan. Stock options and deferred shares were issued from the 2016 Plan.

In connection with the COVID-19 pandemic, in March 2020, the non-employee directors agreed to suspend their compensation for the second quarter of fiscal 2020.

In November 2020, the directors approved the Fifth Amended and Restated Non-Employee Director Compensation Plan.  The plan was amended, among other things, to increase the number of shares available for grant under the plan by an additional 1,000,000 shares, limit the number of shares that can be issued each quarter to 250,000 shares (with any shortfall satisfied in cash), remove the requirement for directors to take 50% of their annual retainer in equity and remove the ability for directors to elect deferred stock. The change to remove the requirement for directors to take 50% of their annual retainer in equity was made to preserve the shares available for grant under the 2016 Plan, which is used to support the Company’s employee incentive programs.  At January 30, 2021, there were 1,000,000 shares that remained available for future issuances.

We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company.  We believe that the total compensation that our non-employee directors receive is in line with our current peer group.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2020.  Ms. Rubin is not included in the following table because she did not become a director until April 14, 2021.  Mr. Kanter is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director.  Compensation earned by Mr. Kanter is included above in the “Summary Compensation Table.”

2020 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)(5)
Lionel F. Conacher, Chairman	$52,918	$51,256	$—	$—	$104,174
Jack Boyle	$24,958	$67,404	$—	$—	$92,362
Willem Mesdag	$—	$93,748	$—	$—	$93,748
Mitchell S. Presser	$3,596	$90,152	$—	$—	$93,748
Ivy Ross	$45,000	$44,999	$—	$—	$89,999
John E. Kyees, former Chairman and director	$22,507	$18,122	$—	$—	$40,629
Seymour Holtzman, former director	$—	$—	$—	$100,000	$100,000
Ward K. Mooney, former director	$20,179	$16,249	$—	$—	$36,428

(1)

For fiscal 2020, all non-employee directors were required to receive at least 50% of their annual retainer in the form of equity. For fiscal 2020, Mr. Presser elected to receive all compensation, including his retainer and chair fees, in unrestricted shares of our common stock and Mr. Mesdag elected to receive all compensation, including his retainer and chair fees, in deferred stock.  Mr. Kyees elected to receive his compensation, including his retainer, Chairman of the Board and chair fees, in a combination of 50% deferred stock and 50% cash. Mr. Boyle elected to receive 75% of his retainer and chairperson fees in unrestricted shares of our common stock and 25% in cash.  Messrs. Conacher, Mooney and Ms. Ross elected to receive 50% of their retainer in unrestricted shares of our common stock and 50% in cash.  With respect to chairperson fees, Ms. Ross elected cash and Messrs. Conacher and Mooney elected a combination of 50% cash and 50% unrestricted shares.  Due to a shortfall in shares under the Director Plan, Messrs. Boyle, Conacher and Presser received a portion of the shares that they were entitled to as part of their fourth quarter retainer in cash.  The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the consolidated closing price of our common stock on the grant date.  Payments are made at the beginning of each quarter, with the grant date being the first business day of each respective quarter.

(2)	Represents the portion of each director’s compensation that was paid in the form of equity through either the issuance of unrestricted shares of common stock or deferred stock.
(3)

There were no stock option grants to any of the directors in fiscal 2020.  Each director had the following number of stock options outstanding at January 30, 2021:  Mr. Boyle: 15,000; Mr. Conacher: 15,000; Mr. Mesdag: 15,000; and Ms. Ross: 15,000.

(4)

Mr. Holtzman received compensation pursuant to the Employment and Chairman Compensation Agreement which terminated on August 7, 2020.  See “Former Executive Chairman Compensation” below for additional information.

(5)

Due to the impact of COVID-19 which resulted in the temporary closure of all stores on March 17, 2020, the non-employee directors agreed to suspend their compensation for the second quarter of fiscal 2020.

Former Executive Chairman Compensation

Since August 7, 2014, Mr. Holtzman was compensated for his services pursuant to an Employment and Chairman Compensation Agreement (“Compensation Agreement”).  Mr. Holtzman served as the Company’s Executive Chairman of the Board from August 2014 through January 2019.  Pursuant to the Compensation Agreement, Mr. Holtzman served as both an employee of the Company, reporting to the Board, and as Executive Chairman, with the duties of the Chairman of the Board set forth in the Company’s Fourth Amended and Restated By-Laws.  The initial term of the agreement was for two years and was automatically extended for additional one-year terms.  On August 9, 2018, Mr. Holtzman was provided written notification that the Company would not be extending the term of the agreement and, as a result, the agreement terminated on August 7, 2020.

Pursuant to the agreement, as most recently amended on August 9, 2018, Mr. Holtzman was entitled to receive an annual base salary of $24,000 for his employment services and an annual compensation of $176,000.  Accordingly, for fiscal 2020, Mr. Holtzman was compensated through August 7, 2020 when the agreement terminated and received total compensation of $100,000.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee who served on the Compensation Committee during fiscal 2020 was at any time during fiscal 2020 or at any other time an officer or employee of our Company.  During fiscal 2020, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 14, 2021.  We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
AWM Investment Company, Inc. c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, New York 10022	11,111,111	(2)	17.5%
Red Mountain Capital Partners, LLC Red Mountain Partners, L.P. RMCP GP LLC Red Mountain Capital Management, Inc. Willem Mesdag 10100 Santa Monica Boulevard, Suite 925 Los Angeles, California 90067	9,236,368	(3)	14.4%
Seymour Holtzman 100 N Wilkes Barre Blvd. Wilkes Barre, PA 18702	4,092,018	(4)	6.4%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 63,526,601 shares of our common stock outstanding as of May 14, 2021.

(2)

Based on Schedule 13G dated February 28, 2021. AWM Investment Company, Inc. is the investment adviser to Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Cayman Fund, L.P. (“SSCF”) and Special Situations Private Equity Fund, L.P. (“SSPE,” and together with SSFQP and SSCF, “the Funds”). Of the shares reflected in the table, (i) 6,595,511 shares are held directly by SSFQP, (ii) 2,293,378 shares are held directly by SSCF and (iii) 2,222,222 shares are held directly by SSPE.  As the investment adviser to the Funds, AWM holds sole voting and investment power over these shares.

(3)

Beneficial ownership information for Red Mountain Partners, L.P. (“RMP”) and Red Mountain Capital Partners LLC (“RMCP LLC”) is based on a Form 4 dated February 3, 2021.  Of the shares reflected in the table, (i) 7,522,354 shares are held directly by RMP, (ii) 1,263,446 shares are held directly by RMCP LLC, (iii) 15,000 shares are receivable upon exercise of options held by Mr. Mesdag and (iv) 435,568 shares are receivable upon settlement of deferred stock upon Mr. Mesdag’s separation from the Board. RMCP GP LLC (“RMCP GP”) is the general partner of RMP.  RMCP LLC is the managing member of RMCP GP.  Red Mountain Capital Management, Inc. (“RMCM”) is the managing member of RMCP LLC.  Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of RMCM. Each of Mr. Mesdag, RMCM, RMCP LLC, and RMCP GP, by virtue of their direct or indirect control of RMP, may be deemed to beneficially own some or all of the securities reported as being held by RMP. Each of Mr. Mesdag and RMCM, by virtue of their direct or indirect control of RMCP LLC, may be deemed to beneficially own some or all of the securities reported as being held by RMCP LLC. Each of RMCP LLC, RMP and RMCP GP affirms membership in a group with each other but disclaims membership in a group with RMCM or Mr. Mesdag. Each of RMCM and Mr. Mesdag disclaims membership in a group with any person. The shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged. Pursuant to letter agreements between RMCP LLC and the Company, RMCP LLC agreed, without prior written consent from the Company, not to acquire, offer to acquire or agree to acquire, directly or indirectly, by purchase or otherwise (i) any additional common stock of the Company or direct or indirect rights to acquire common stock of the Company, such that RMCP LLC and its affiliates collectively would beneficially own, for purposes of Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder, after giving effect to such acquisition, in excess of 17.12% of the amount of the issued and outstanding common stock of the Company, and up to 20% but only to the extent such increase either results from compensation to Mr. Mesdag for services on the Board or a reduction in the number of shares of common stock issued and outstanding, or (ii) any assets of the Company or any subsidiary thereof or any successor to or person in control of the Company.

(4)

Based on Amendment No. 61 to Schedule 13D dated November 9, 2020.  Of these shares, 339,594 shares are held by Jewelcor Management, Inc.  Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc.

Security Ownership of Management

The following table sets forth certain information as of May 14, 2021, with respect to our directors, our Named Executive Officers (as defined above under “Executive Compensation”) and our directors and executive officers as a group.  Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Lionel F. Conacher	353,017	(2)	*
Chairman of the Board
Harvey S. Kanter	660,358	(3)	1.0%
President and Chief Executive Officer and Director
Peter H. Stratton, Jr.	296,195	(4)	*
Executive Vice President, Chief Financial Officer and Treasurer
Ujjwal Dhoot	155,063	(5)	*
Chief Marketing Officer
Robert S. Molloy	382,492	(6)	*
General Counsel and Secretary
Anthony J. Gaeta	187,199	(7)	*
Senior Vice President, Store Sales and Operations
Jack Boyle, Director	460,654	(2)	*
Willem Mesdag, Director	9,236,368	(8)	14.4%
Mitchell S. Presser, Director	689,783		1.0%
Elaine K. Rubin, Director	40,000		*
Ivy Ross, Director	240,589	(2)	*
Directors and executive officers as a group (15 persons)	13,303,719	(9)	20.5%

*	Less than 1%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 63,526,601 shares of our common stock outstanding as of May 14, 2021.

(2)	Includes 15,000 shares subject to stock options exercisable within 60 days.
(3)	Includes 371,020 shares subject to stock options exercisable within 60 days.
(4)	Includes 82,725 shares subject to stock options exercisable within 60 days.
(5)	Includes 37,146 shares subject to stock options exercisable within 60 days.
(6)	Includes 101,384 shares subject to stock options exercisable within 60 days.
(7)	Includes 55,246 shares subject to stock options exercisable within 60 days.
(8)

Includes 15,000 shares subject to stock options exercisable within 60 days and 435,568 shares of deferred stock receivable upon Mr. Mesdag’s separation from the Board.  Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc.  With the exception of the stock options and deferred stock, all shares are held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC as reported above in footnote (2) to the Security Ownership of Certain Beneficial Owners table.  By virtue of his direct or indirect control of Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC, Mr. Mesdag is deemed to beneficially own all of the securities reported held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC.  With the exception of the stock options and deferred stock, these shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged.

(9)	Includes 902,107 shares subject to stock options exercisable within 60 days and 435,568 shares of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 30, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,618,441	$1.09	(2)	1,456,300
Equity compensation plans not approved by security holders (3)	—	—		1,000,000
Total	5,618,441	$1.09		2,456,300
(1)	Includes 3,647,581 outstanding stock options, 815,292 outstanding RSUs, 720,000 outstanding PSUs and 435,568 outstanding deferred stock awards.
(2)	The weighted-average exercise price is calculated solely based upon outstanding stock options and excludes RSUs, PSUs and deferred stock awards.
(3)

Pursuant to the Non-Employee Director Compensation Plan, we have 1,500,000 shares authorized for stock issuances in lieu of cash director fees, of which 1,000,000 shares were available at January 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Seymour Holtzman/Jewelcor Management, Inc. (JMI)

Seymour Holtzman served as a member of the Board from April 2000 until August 12, 2020.  During that time, Mr. Holtzman served as the Company’s Executive Chairman of the Board from August 2014 through January 2019, and as it Chairman of the Board from April 2000 to August 2014.  Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”).

In August 2014, the Company and Mr. Holtzman entered into an Employment and Chairman Compensation Agreement (the “Compensation Agreement”) for his services as Executive Chairman and as an employee of the Company.  The Compensation Agreement was most recently amended on August 9, 2018 to reduce his annual compensation as Executive Chairman to $176,000, along with an annual base salary of $24,000 for his services as an employee of the Company.  At that time, the Company also provided written notification to Mr. Holtzman that the Company would not be extending the term of the Compensation Agreement and, as a result, the Compensation Agreement terminated on August 7, 2020.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its charter, the Audit Committee reviews all related party transactions on an ongoing basis and, to the extent required by the Sarbanes−Oxley Act of 2002, the SEC or applicable exchange (whether Nasdaq or OTCQX), all such transactions must be approved by the Audit Committee except as otherwise delegated by the Audit Committee to another independent body of the Board. The Audit Committee determined that, due to the nature of Mr. Holtzman’s ownership in the Company as well as our previous consulting agreement with JMI, the review and approval of all transactions pursuant to any arrangement with Mr. Holtzman was the primary responsibility of the Compensation Committee.

Director Independence

Our Board is currently comprised of seven members, a majority of whom are “independent” under the OTCQX Rules for U.S. Companies.  The Board has determined that all of its current directors are independent, other than Mr. Kanter, the Company’s CEO.

Item 14.  Principal Accountant Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended January 30, 2021.  KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firm for the fiscal years ended January 30, 2021 (“fiscal 2020”) and February 1, 2020 (“fiscal 2019”):

	Fiscal 2020	Fiscal 2019
Audit Fees (1)	$730,000	$905,777
Audit-Related Fees	—	—
Tax Fees (2)	100,000	—
All Other Fees (3)	1,780	1,780
Total Fees	$831,780	$907,557

(1)

Audit Fees related to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K for fiscal 2020 and fiscal 2019, services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2019, reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q for fiscal 2020 and fiscal 2019, and services provided in connection with our registration statements filings on Form S-3 and Form S-8 in both fiscal years. Audit Fees in fiscal 2019 also included work performed in connection with the Company’s adoption of ASC 842.

(2)	Tax fees related to professional services rendered in connection with income tax return preparation and compliance services.
(3)	All Other Fees related to an annual fee for access to an online accounting research tool.

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

The policy provides that any proposed engagement that does not fit within the definition of a pre-approved service or is not within the fee limits must be presented to the Audit Committee for consideration at its next regular meeting or to the Chair of the Audit Committee in time sensitive cases.  The Audit Committee will regularly review summary reports detailing all services (and related fees and expenses) being provided to us by the independent registered public accounting firm.

All of the services provided in fiscal 2020 and fiscal 2019 under Audit Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

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
June 1, 2021

	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer
/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Executive Vice President, Chief Financial Officer and Treasurer