Form 10-Q
period 2021-07-31
DESTINATION XL GROUP, INC.
filed 2021-08-31
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of August 13, 2021, the registrant had 63,549,426 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 31, 2021	January 30, 2021
	(Fiscal 2021)	(Fiscal 2020)

ASSETS
Current assets:
Cash and cash equivalents	$5,845	$18,997
Accounts receivable	2,010	6,416
Inventories	73,368	85,028
Prepaid expenses and other current assets	5,757	3,689
Total current assets	86,980	114,130

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	48,808	56,552
Operating lease right-of-use assets	124,946	134,321
Intangible assets	1,150	1,150
Other assets	568	602
Total assets	$262,452	$306,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$293	$-
Accounts payable	19,877	27,091
Accrued expenses and other current liabilities	27,492	24,825
Operating leases, current	36,938	43,598
Borrowings under credit facility	—	59,521
Total current liabilities	84,600	155,035

Long-term liabilities:
Long-term debt, net of current portion	16,541	14,869
Operating leases, non-current	122,306	135,819
Other long-term liabilities	4,579	5,109
Total long-term liabilities	143,426	155,797

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 76,289,743 and 64,656,384 shares issued at July 31, 2021 and January 30, 2021, respectively	763	647
Additional paid-in capital	319,872	314,747
Treasury stock at cost, 12,755,873 shares at July 31, 2021 and January 30, 2021	(92,658)	(92,658)
Accumulated deficit	(187,444)	(220,592)
Accumulated other comprehensive loss	(6,107)	(6,221)
Total stockholders' equity (deficit)	34,426	(4,077)
Total liabilities and stockholders' equity (deficit)	$262,452	$306,755

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(Fiscal 2021)	(Fiscal 2020)	(Fiscal 2021)	(Fiscal 2020)

Sales	$138,590	$76,442	$250,084	$133,669
Cost of goods sold including occupancy costs	66,988	54,945	127,649	98,958
Gross profit	71,602	21,497	122,435	34,711

Expenses:
Selling, general and administrative	41,776	25,795	78,894	57,907
Impairment of assets	(365)	—	(1,017)	16,335
Depreciation and amortization	4,389	5,340	8,889	11,072
Total expenses	45,800	31,135	86,766	85,314

Operating income (loss)	25,802	(9,638)	35,669	(50,603)

Interest expense, net	(925)	(1,052)	(2,067)	(1,793)

Income (loss) before provision for income taxes	24,877	(10,690)	33,602	(52,396)
Provision for income taxes	426	24	454	44

Net income (loss)	$24,451	$(10,714)	$33,148	$(52,440)

Net income (loss) per share - basic	$0.38	$(0.21)	$0.53	$(1.03)
Net income (loss) per share - diluted	$0.36	$(0.21)	$0.50	$(1.03)

Weighted-average number of common shares outstanding:
Basic	63,527	51,078	62,840	50,918
Diluted	67,615	51,078	65,938	50,918

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(Fiscal 2021)	(Fiscal 2020)	(Fiscal 2021)	(Fiscal 2020)
Net income (loss)	$24,451	$(10,714)	$33,148	$(52,440)

Other comprehensive income before taxes:
Foreign currency translation	(17)	(5)	(42)	(39)
Pension plans	78	253	156	495
Other comprehensive income before taxes	61	248	114	456
Tax provision related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	61	248	114	456
Comprehensive income (loss)	$24,512	$(10,466)	$33,262	$(51,984)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 30, 2021	64,656	$647	$314,747	(12,755)	$(92,658)	$(220,592)	$(6,221)	$(4,077)
Issuance of common stock through private direct offering, net of offering costs	11,111	111	4,264					4,375
Board of directors compensation	137	1	108					109
Stock compensation expense			327					327
Issuance of common stock, upon RSUs release	308	3	(3)					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							78	78
Foreign currency, net of taxes							(25)	(25)
Net income						8,697		8,697
Balance at May 1, 2021	76,212	$762	$319,443	(12,755)	$(92,658)	$(211,895)	$(6,168)	$9,484
Board of directors compensation	70	1	109					110
Stock compensation expense			316					316
Exercise of stock options	7	—	4					4
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							78	78
Foreign currency, net of taxes							(17)	(17)
Net income						24,451		24,451
Balance at July 31, 2021	76,289	$763	$319,872	(12,755)	$(92,658)	$(187,444)	$(6,107)	$34,426

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	July 31, 2021	August 1, 2020
	(Fiscal 2021)	(Fiscal 2020)
Cash flows from operating activities:
Net income (loss)	$33,148	$(52,440)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of deferred debt issuance costs	328	72
Impairment of assets	(1,017)	16,335
Depreciation and amortization	8,889	11,072
Stock compensation expense	643	797
Board of directors stock compensation	219	149

Changes in operating assets and liabilities:
Accounts receivable	4,406	3,645
Inventories	11,660	15,032
Prepaid expenses and other current assets	(1,901)	975
Other assets	34	622
Accounts payable	(7,214)	(13,230)
Operating leases, net	(9,781)	4,487
Accrued expenses and other liabilities	2,829	3,488
Net cash provided by (used for) operating activities	42,243	(8,996)

Cash flows from investing activities:
Additions to property and equipment, net	(1,723)	(2,128)
Net cash used for investing activities	(1,723)	(2,128)

Cash flows from financing activities:
Proceeds from issuance of common stock from private direct offering, net of offering costs	4,375	—
Repayment of existing FILO loan	(15,000)	—
Proceeds from new FILO loan	17,500	—
Net borrowings (repayments) under credit facility	(59,733)	27,225
Debt issuance costs	(818)	(25)
Proceeds from the exercise of stock options	4	—
Net cash provided by (used for) financing activities	(53,672)	27,200
Net increase (decrease) in cash and cash equivalents	(13,152)	16,076
Cash and cash equivalents:
Beginning of period	18,997	4,338
End of period	$5,845	$20,414

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

COVID-19 Pandemic and its impact on results and comparability of financial statements

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. The COVID-19 pandemic had an adverse effect on the Company’s operations during fiscal 2020.  All of the Company’s store locations were closed temporarily on March 17, 2020 and the majority of the Company’s workforce was furloughed in March 2020.  The Company began reopening stores in late April and by the end of June 2020 all retail stores had been reopened, but the majority with reduced operating hours.  As a result of the impact of the pandemic on our business in fiscal 2020, including the temporary closure of all of our stores in fiscal 2020, results for the second quarter and first six months of fiscal 2021 may not be comparable to the results for the second quarter and first six months of fiscal 2020.

While vaccines are being widely distributed and many areas where our stores are located currently have limited or no restrictions, the duration of the COVID-19 pandemic and its variants remain uncertain and could continue to have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

Segment Information

The Company has three principal operating segments: its stores, direct and wholesale businesses.  The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.  Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results are aggregated with the retail segment for all periods presented.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At July 31, 2021, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments.

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three and six months ended July 31, 2021 and August 1, 2020, respectively, were as follows:

	July 31, 2021			August 1, 2020
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(6,146)	$(22)	$(6,168)	$(6,236)	$13	$(6,223)

Other comprehensive income (loss) before reclassifications, net of taxes	90	(17)	73	77	(5)	72

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(12)	—	(12)	176	—	176

Other comprehensive income (loss) for the period	78	(17)	61	253	(5)	248

Balance at end of quarter	$(6,068)	$(39)	$(6,107)	$(5,983)	$8	$(5,975)

	July 31, 2021			August 1, 2020
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(6,224)	$3	$(6,221)	$(6,478)	$47	$(6,431)

Other comprehensive income (loss) before reclassifications, net of taxes	180	(42)	138	154	(39)	115

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(24)	—	(24)	341	—	341

Other comprehensive income (loss) for the period	156	(42)	114	495	(39)	456

Balance at end of quarter	$(6,068)	$(39)	$(6,107)	$(5,983)	$8	$(5,975)

(1)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $176,000 and $341,000 for the three and six months ended August 1, 2020, respectively. For the three and six months ended July 31, 2021, the Company recognized income of $12,000 and $24,000, respectively, as a result of a change in amortization from average remaining future service to average remaining lifetime.  There was no related tax effect for either period.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first six months of fiscal 2021 and fiscal 2020.

	July 31, 2021	August 1, 2020
Expected volatility	97.4% - 104.9%	82.3% - 87.8%
Risk-free interest rate	0.31% - 0.60%	0.22% - 0.27%
Expected life	3.0 - 4.0	3.0 - 4.0 yrs.
Dividend rate	—	—
Weighted average fair value of options granted	$0.47	$0.32

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

For the second quarter and first six months of fiscal 2021, the Company recognized a non-cash gain of $0.4 million and $1.1 million, related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities.  The portion of the gain that related to previously recorded impairment charges against the operating lease right-of-use asset was included as an offset to previously recorded asset impairment charges.  Accordingly, for the second quarter and first six months of fiscal 2021, $0.4 million and $1.0 million were included as an offset to asset impairment charges.  The remaining $0.1 million of the $1.1 million gain for the first six months of fiscal 2021 was included as a reduction of store occupancy costs.

In the first six months of fiscal 2020, as a result of the significant impact of the COVID-19 pandemic on the Company’s business and the continued uncertainty at that time, the Company recorded an impairment charge of $16.3 million.  The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019.  Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At July 31, 2021, the Company had no short-term leases.

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

See Note 4 ‘‘Leases’’ for additional information.

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the first six months of fiscal 2021, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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
̶

Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For the first six months of fiscal 2021 and fiscal 2020, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”.  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.0 million and $2.8 million at July 31, 2021 and January 30, 2021, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Approximately 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.3 million and $1.0 million at July 31, 2021 and January 30, 2021, respectively.

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

	For the three months ended				For the six months ended
(in thousands)	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
Store sales	$99,043	71.9%	$38,465	53.9%	$173,923	70.7%	$70,792	55.9%
Direct sales	38,664	28.1%	32,959	46.1%	72,206	29.3%	55,841	44.1%
Retail segment	$137,707		$71,424		$246,129		$126,633
Wholesale segment	883		5,018		3,955		7,036
Total Sales	$138,590		$76,442		$250,084		$133,669

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

At July 31, 2021, the Company had no outstanding borrowings under the Revolving Facility. At July 31, 2021, outstanding standby letters of credit were $2.7 million and there were no outstanding documentary letters. Unused excess availability was $65.1 million at July 31, 2021. Average monthly borrowings outstanding under the Revolving Facility during the first six months of fiscal 2021 were $32.7 million, resulting in an average unused excess availability of approximately $42.5 million. The Company’s ability to borrow under the Revolving Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Borrowings made pursuant to the Revolving Facility bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%. The Company was also subject to an unused line fee of 0.25%. At July 31, 2021, the Company’s prime-based interest rate was 5.25%.

Borrowings and repayments under the Revolving Facility for the first six months ended July 31, 2021 and August 1, 2020 were as follows:

	For the six months ended
(in thousands)	July 31, 2021	August 1, 2020
Borrowings	$33,696	$53,471
Repayments	(93,429)	(26,246)
Net borrowings (repayments)	$(59,733)	$27,225

Long-Term Debt

Long-term debt at July 31, 2021 and January 30, 2021 is as follows:

(in thousands)	July 31, 2021	January 30, 2021
FILO Loan - existing	—	$15,000
FILO Loan - new	$17,500	—
Less: unamortized debt issuance costs	(666)	(131)
Total long-term debt	16,834	14,869
Less: current portion of long-term debt, net of debt issuance costs	(293)	—
Long-term debt, net of current portion	$16,541	$14,869

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

Borrowings made under the new FILO loan bear interest, at the LIBOR rate (with a LIBOR floor of 1.0%) plus an applicable margin rate of 7.50% through September 16, 2021.  Thereafter, the applicable margin rate will be 7.50% for so long as the Company’s 12-month trailing consolidated EBITDA (as defined in the Credit Facility, as amended) measured as of the end of each month is less than $18.0 million, or 7.00% when the 12-month trailing consolidated EBITDA is equal to or greater than $18.0 million. Accordingly, the interest rate at July 31, 2021 was 8.50%.

The Company paid interest and fees totaling $1.7 million and $1.6 million for the six months ended July 31, 2021 and August 1, 2020, respectively.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied.  Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term.  In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company opted not to elect this practical expedient and instead accounted for these rent concessions as lease modifications in accordance with ASC 842. As of July 31, 2021, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

The following table is a summary of the Company’s components of net lease cost for the three and six months ended July 31, 2021 and August 1, 2020:

	For the three months ended		For the six months ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
(in thousands)
Operating lease cost	$10,516	$11,300	$21,642	$23,932
Variable lease costs(1)	3,436	3,266	7,181	7,069
Total lease costs	$13,952	$14,566	$28,823	$31,001

(1)	Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the six months ended July 31, 2021 and August 1, 2020 is as follows:

(dollars in thousands)	For the six months ended
Cash paid for amounts included in the measurement of lease liabilities:	July 31, 2021	August 1, 2020
Operating cash flows for operating leases (1)	$30,954	$18,527
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$4,749	$559
Net decrease in right-of-use assets due to lease modifications associated with rent concessions and lease exits	$-	$(578)

Weighted average remaining lease term	4.3 yrs.	5.0 yrs.
Weighted average discount rate	6.87%	6.48%

(1)

The increase in cash payments for the first six months of fiscal 2021 as compared to the first six months of fiscal 2020 is due to rent abatements and deferments negotiated in the second quarter of fiscal 2020 for rent obligations while stores were closed.  The cash paid for the first six months of fiscal 2021 also includes prepaid rent for August 2021 of $3.8 million.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of July 31, 2021:

(in thousands)
2021 (remaining)	$21,552
2022	49,173
2023	41,961
2024	32,253
2025	23,638
Thereafter	16,318
Total minimum lease payments	$184,895
Less: amount of lease payments representing interest	25,651
Present value of future minimum lease payments	$159,244
Less: current obligations under leases	36,938
Long-term lease obligations	$122,306

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”).  All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan.   See Note 6, Stock-Based Compensation.

At July 31, 2021, the Company has three active LTIPs: the 2019-2021 LTIP, 2020-2022 LTIP and 2021-2023 LTIP. Each participant in the LTIP participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage.  Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  The time-based awards under the 2019-2021 LTIP were granted in a combination of 50% RSUs and 50% cash. For the 2020-2022 LTIP, the time-based awards were granted in a combination of 50% stock options and 50% cash, and for the 2021-2023 LTIP, the time-based awards were granted in a combination of 25% stock options and 75% cash.

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

At July 31, 2021, the Company has accrued $1.2 million under the 2019-2021 LTIP, $0.7 million under the 2020-2022 LTIP and $0.4 million under the 2021-2023 LTIP for the performance awards.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”).  The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock.  A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019 and by an additional 1,740,000 shares on August 12, 2020. At July 31, 2021, the Company had 22,901 shares available under the 2016 Plan. Subsequent to the end of the second quarter of fiscal 2021, on August 5, 2021, the Company’s shareholders approved an amendment to increase the share reserve by 4,855,000 shares.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis.  At July 31, 2021, 412,826 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first six months of fiscal 2021:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	815,292	435,568	720,000	1,970,860	$1.69
Shares granted	8,054	—	—	8,054	$0.66
Shares vested/issued	(308,055)	—	—	(308,055)	$2.22
Outstanding non-vested shares at end of quarter	515,291	435,568	720,000	1,670,859	$1.58

(1)	During the first six months of fiscal 2021, the vesting of RSUs was primarily related to the time-based awards under the Company’s LTIP plans, see Note 5, Long-Term Incentive Plans.
(2)

Represents compensation to certain directors, in lieu of cash, in accordance with their irrevocable elections. Beginning in fiscal 2021, all equity issued to directors for compensation, in lieu of cash, is issued only from the Non-Employee Director Compensation Plan.  The outstanding deferred shares will be issued upon the director’s separation from service.

(3)

The 720,000 shares of performance stock units (“PSUs”), with a fair value of $1.0 million, represent a sign-on grant to Mr. Kanter.  The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00.  All PSUs will expire on April 1, 2023 if no performance metric is achieved.  The $1.0 million fair value has been expensed over the respective derived service periods of each tranche of 16 months, 25 months and 30 months, respectively. The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on: the Company’s historical volatility of 55.9%, a term of 4.1 years, stock price on the date of grant of $2.50 per share, a risk-free rate of 2.5% and a cost of equity of 9.5%.

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	3,647,581	$1.09	8.5 years	$810,596
Options granted (1)	1,518,154	$0.71	—	—
Options exercised	(7,270)	$0.53		21,100
Options expired and canceled	(22,542)	$4.19	—	—
Outstanding options at end of quarter	5,135,923	$0.96	8.5 years	$20,488,700
Options exercisable at end of quarter	1,266,116	$2.05	6.6 years	$3,722,757

(1)

Primarily represents the grant of stock options to purchase an aggregate of 1,078,913 shares of the Company’s common stock, at an exercise price of $0.69 per share, in connection with the time-based grant of awards under its 2021-2023 LTIP, see Note 5, Long-Term Incentive Plans.  In March 2021, the Company also granted to active participants of the LTIP, a discretionary grant of stock options to purchase an aggregate of 414,337 shares of the Company’s common stock, at an exercise price of $0.75 per share, which will vest ratably over 3 years.

For the first six months of fiscal 2021, the Company granted stock options to purchase an aggregate of 1,518,154 shares of common stock and 8,054 restricted stock units.  For the first six months of fiscal 2020, the Company granted stock options to purchase an aggregate of 3,185,542 shares of common stock and 45,714 shares of deferred stock.

Non-Employee Director Compensation Plan

The Company granted 206,923 shares of common stock, with a fair value of approximately $218,369, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2021.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.6 million and $0.8 million for the first six months of fiscal 2021 and fiscal 2020, respectively. The total compensation cost related to time-vested stock options, RSU and PSU awards not yet recognized as of July 31, 2021 was approximately $2.2 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 29 months.

7. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	63,527	51,078	62,840	50,918
Common stock equivalents – stock options, restricted stock units and deferred stock (1)	4,088	—	3,098	—
Diluted weighted average common shares outstanding	67,615	51,078	65,938	50,918

(1)	Common stock equivalents of 178 shares and 206 shares for the three and six months ended August 1, 2020 were excluded due to the net loss.

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

	For the three months ended		For the six months ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
(in thousands, except exercise prices)
Stock options	409	3,676	424	3,676
Restricted stock units	—	963	—	963
Deferred stock	—	160	—	160
Range of exercise prices of such options	$4.49 - $5.50	$0.53 - $7.02	$2.25 - $5.50	$0.53 - $7.02

The above options, which were outstanding at July 31, 2021, expire from January 31, 2023 to June 29, 2028.

Excluded from the computation of basic and diluted earnings per share for both periods were 720,000 shares of unvested performance stock units.  These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved.  In addition, 435,568 shares and 327,382 shares of deferred stock at July 31, 2021 and August 1, 2020, respectively, were excluded from basic earnings per share.  Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Registered Direct Offering – Common Stock

On February 5, 2021, the Company sold, pursuant to a stock purchase agreement and through a registered direct offering, an aggregate of 11,111,111 shares of its common stock, for a gross purchase price of $5.0 million, before payment of offering costs of $0.6 million. The Company used the net proceeds from the offering for working capital and other general corporate purposes.

9. Income Taxes

During the second quarter and first six months of fiscal 2021, the Company recorded income tax expense of $426,000 and $454,000, respectively, primarily related to income tax in states where NOL usage is statutorily limited.  During the second quarter and first six months of fiscal 2020, the Company recorded income tax expense of $24,000 and $44,000, respectively, related primarily to state margin tax. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 21% primarily due to the change in full valuation allowance recorded against its deferred tax assets, permanent items, and state taxes.

Since the end of fiscal 2014, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company has returned to profitability for the first six months of fiscal 2021, and has projected that it will generate taxable income and ultimately emerge from a three-year cumulative loss, the Company believes that a full valuation allowance remains appropriate until the Company generates a more consistent history of profitability.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding the continuing impact of the COVID-19 pandemic on our business and financial results, expected savings from our efforts to right size our lease structure, expected sales trends, expected marketing spend, expected inventory levels, potential freight cost and raw materials cost increases, and our liquidity expectations for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 30, 2021, included in our Annual Report on Form 10-K for the year ended January 30, 2021, as filed with the Securities and Exchange Commission on March 19, 2021 (our “Fiscal 2020 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to our “Risk Factors” found in Part I, Item 1A of our Fiscal 2020 Annual Report.  This discussion sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks relating to the duration and continuing impact of the COVID-19 pandemic and its impact on the Company’s results of operations, the execution of our corporate strategy, predict customer tastes and fashion trends, forecast sales growth trends, grow market share, ability to maintain sufficient inventory levels, navigate supply chain uncertainties and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail, wholesale and direct operations in the United States and Toronto, Canada.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At July 31, 2021, we operated 221 Destination XL stores, 16 DXL outlet stores, 40 Casual Male XL retail stores, 20 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site m.destinationXL.com and mobile app.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on January 29, 2022, January 30, 2021 and February 1, 2020 as “fiscal 2021,” “fiscal 2020” and “fiscal 2019,” respectively. All three fiscal years are 52-week periods.

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

The Company has not carved-out prior year sales for periods where the stores were temporarily closed in fiscal 2020 due to the pandemic. However, because the Company’s two stores in Canada were closed by government edict for a significant portion of the first six months of fiscal 2021, we have removed them from the current calculation of comparable sales.

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

Executive Summary

The following review of our results for second quarter and first six months of fiscal 2021 includes certain comparisons against the second quarter and first six months of fiscal 2019 in addition to the second quarter and first six months of fiscal 2020.  Due to the COVID-19 pandemic and its impact on our results during the first six months of fiscal 2020, we believe that the additional discussion against the second quarter and first six months of fiscal 2019 is a more meaningful comparison with respect to the progress the Company made through the end of the second quarter of fiscal 2021.

	For the three months ended			For the six months ended
	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
(in millions, except percentage of sales and per share data)
Sales	$138.6	$76.4	$123.2	$250.1	$133.7	$236.2
Net income (loss)	$24.5	$(10.7)	$0.0	$33.1	$(52.4)	$(3.0)
Adjusted EBITDA (Non-GAAP basis)	$29.8	$(4.3)	$7.1	$43.5	$(23.2)	$11.9

Gross Margin. as a percentage of sales	51.7%	28.1%	44.3%	49.0%	26.0%	44.0%
SG&A expenses, as a percentage of sales	30.1%	33.7%	38.5%	31.5%	43.3%	39.0%

Per diluted share:
Net income (loss)	$0.36	$(0.21)	$0.00	$0.50	$(1.03)	$(0.06)
Adjusted net income (loss) (Non-GAAP basis)	$0.27	$(0.15)	$0.00	$0.37	$(0.52)	$(0.04)

We are pleased to report that net income for the second quarter of fiscal 2021 was $0.36 per diluted share, as compared to a loss of $(0.21) per diluted share in the second quarter of fiscal 2020 and breakeven in the second quarter of fiscal 2019.  While we had planned for the second quarter to perform well based on the trends coming out of the first quarter, the second quarter results exceeded our expectations.  This strong earnings performance was driven by month-over-month sales growth in both stores and direct business, an improved merchandise margin, lower occupancy costs and reduced SG&A expenses as a result of cost savings initiatives, implemented during fiscal 2020.

We believe we are seeing a material shift in how consumers are thinking about and engaging with DXL.  Many of our existing customers have returned to shop after months of staying close to home, and many new customers are discovering DXL for the first time.  We believe we are steadily increasing our market share in the big + tall market by driving sales through our initiatives around digital engagement, a customer-first approach and repositioning of the brand.  Our 12-month active customer file is almost back to pre-pandemic levels and in the second quarter we saw an increase in the new-to-file rate of 28.5%, as compared to the second quarter of fiscal 2019.

Our earnings performance for the second quarter was not only driven by our sales growth, it was also due to improvement in our merchandise margin, driven by our reduced promotional posture that reduced markdowns and, contributed to a 350 basis point improvement in merchandise margin as compared to the second quarter of fiscal 2019.  We also benefitted from the operating leverage we created in fiscal 2020 through our lease renegotiations and our SG&A cost-savings initiatives.  We have renegotiated approximately 133 of our store leases that we expect will deliver over $17.1 million of savings over the life of the leases, including $6.2 million of expected savings in fiscal 2021. We have also reduced our SG&A expenses by approximately 840 basis points as compared to the second quarter of fiscal 2019.  All of these factors contributed to our strong second quarter results.

From a liquidity perspective, we had no borrowings outstanding under our Credit Facility and unused excess availability of $65.1 million at July 31, 2021.  Total debt, net of cash, at July 31, 2021, was $11.0 million as compared to $61.0 million at August 1, 2020 and $58.7 million at August 3, 2019.

Financial Summary

Sales

The following tables present sales by segment for the three and six months ended July 31, 2021, August 1, 2020 and August 3, 2019:

	For the three months ended
(in thousands, except percentages)	July 31, 2021		August 1, 2020		August 3, 2019
Store sales	$99,043	71.9%	$38,465	53.9%	$95,119	78.9%
Direct sales	38,664	28.1%	32,959	46.1%	25,406	21.1%
Retail segment	$137,707		$71,424		$120,525
Wholesale segment	883		5,018		2,720
Total Sales	$138,590		$76,442		$123,245

	For the six months ended
(in thousands, except percentages)	July 31, 2021		August 1, 2020		August 3, 2019
Store sales	$173,923	70.7%	$70,792	55.9%	$181,834	78.7%
Direct sales	72,206	29.3%	55,841	44.1%	49,239	21.3%
Retail segment	$246,129		$126,633		$231,073
Wholesale segment	3,955		7,036		5,145
Total Sales	$250,084		$133,669		$236,218

Total sales for the second quarter of fiscal 2021 were $138.6 million, as compared to $76.4 million in the second quarter of fiscal 2020 and $123.2 million in the second quarter of fiscal 2019.  At July 31, 2021, we had 297 stores as compared to 317 stores at August 1, 2020 and 328 stores at August 1, 2019.

As compared to the second quarter of fiscal 2020, comparable sales for the quarter were up 97.2%, with comparable sales from our stores up 168.0% and the direct business up 16.0%.  Due to the COVID-19 pandemic, our stores were negatively impacted in the second quarter of 2020 by temporary closings and reduced customer demand.

As compared to the second quarter of fiscal 2019, comparable sales for the second quarter were up 21.6% driven primarily by our direct business, which was up 52.2% and our stores, which were up 13.1%. The increase in our direct business was principally due to our DXL.com e-commerce site, which had a sales increase of 66.4% as compared to the second quarter of fiscal 2019.

Sales accelerated throughout the quarter, with substantial month-over-month increases in both our stores and direct business.  Regionally, the strongest improvements were in the Southeast, Midwest, and South Central parts of the country, which exceeded the Pacific Northwest, Northeast and Mid-Atlantic by approximately 600 basis points.  For the second quarter of fiscal 2021, all regions had a comparable sales increase as compared to the second quarter of fiscal 2019.

Our direct business continued to outperform our expectations during the second quarter.  Similar to our stores, we saw month-over-month improvement against fiscal 2019 sales.  Even with the sales recovery from our stores, we continued to see growth in our direct business.  For the second quarter of fiscal 2021, our direct business represented 28.1% of total retail sales as compared to 21.1% of retail sales in the second quarter of fiscal 2019.

Sales from our wholesale business were $0.9 million for the second quarter, as compared to $5.0 million for the second quarter of fiscal 2020 and $2.7 million for the second quarter of 2019.  The decrease in sales from our wholesale business during the second quarter of fiscal 2021 was due primarily due to reduced order volume.  The second quarter of fiscal 2020 included the sale of $4.1 million in protective masks.

For the first six months of fiscal 2021, total sales increased 5.9% to $250.1 million, as compared to $236.2 for the first six months of fiscal 2019.  Comparable sales for the first six months of fiscal 2021, as compared to fiscal 2019, increased 13.1%, with comparable sales from stores up 3.7% and the direct business up 46.1%.  For the first six months of fiscal 2021, sales from wholesale were $4.0 million as compared to $7.0 million for the first six months of fiscal 2020 and $5.1 million for the first six months of fiscal 2019.

Gross Margin Rate

For the second quarter of fiscal 2021, our gross margin rate, inclusive of occupancy costs, was 51.7% as compared to a gross margin rate of 28.1% for second quarter of fiscal 2020 and 44.3% for the second quarter of fiscal 2019.

As compared to fiscal 2020, the 2,360 basis point improvement was due to a 1,460 basis point improvement in merchandise margins, driven by lower promotional markdowns, and a 900 basis point improvement in occupancy costs, due to the leveraging of sales and savings realized from the renegotiated lease reductions.  In the second quarter of last year, we were highly promotional in an effort to drive traffic as stores started to reopen and to move inventory.

As compared to fiscal 2019, our gross margin rate improved by 740 basis points, driven by a 350 basis point improvement in merchandise margins and a 390 basis point improvement in occupancy costs.  On a dollar basis, our occupancy costs decreased by $3.2 million, as a result of our lease renegotiations as well as closed stores.  The improvement in merchandise margin of 350 basis points was due to our change in promotional strategy.  During the second quarter of this year, we did not run any broad-based promotions for Memorial Day weekend or Father’s Day, which allowed us to sell more full-price merchandise.  This strategy drove significant savings in markdown dollars and an improvement in gross margin rate and, while we expect to increase our promotional activity during the holiday season, we expect to maintain a reduced promotional strategy going forward.  Partially offsetting the savings in markdown dollars was the continued increased cost of freight due to shortage of containers and vessels for overseas product, which we expect to continue in the short-term. We are also continuing to see increases in the cost of certain raw materials, particularly cotton.

For the first six months of fiscal 2021, our gross margin rate was 49.0% as compared to a gross margin rate of 26.0% for the second quarter of fiscal 2020 and 44.0% for the second quarter of fiscal 2019.  As compared to fiscal 2020, our gross margin rate improved by 2,300 basis points, driven by an increase in merchandise margin of 1,130 basis points and an improvement in occupancy costs as a percentage of sales of 1,170 basis points.  As compared to fiscal 2019, 500 basis point improvement in gross margin was due to a 180 basis point improvement in merchandise margins and a 320 basis point improvement in occupancy costs.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the second quarter of fiscal 2021 were 30.1% as compared to 33.7% for the second quarter of fiscal 2020 and 38.5% for the second quarter of fiscal 2019.

As compared to the second quarter of fiscal 2020, on a dollar basis, SG&A expenses increased by $16.0 million, or 62%.  The increase was primarily due to increases in store payroll costs to support the increase in sales, increased advertising costs and incentive accruals.  These increases were partially offset by realized cost savings.

As compared to the second quarter of fiscal 2019, SG&A expenses decreased by $5.7 million, or (12.0%). The reduction in SG&A costs was the result of cost reduction efforts taken in fiscal 2020 to not only preserve liquidity at the time but to lower our operating cost structure long-term.  These savings were partially offset by an increase in incentive-based accruals.

For the first six months of fiscal 2021, SG&A expenses were 31.5% as compared to 43.3% for the first six months of fiscal 2020 and 39.0% for the first six months of fiscal 2019.  As compared to the first six months of fiscal 2019, SG&A costs were down $13.2 million, or 14.3%, as a result of our cost-savings initiatives, reductions in store payroll costs and reduced marketing costs, partially offset by an increase in incentive-based accruals.

Management views SG&A expenses through two primary cost centers:  Customer Facing Costs and Corporate Support Costs.  Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 17.4% of sales for the first six months of fiscal 2021 as compared to 23.3% of sales for the first six months of fiscal 2019.  Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 14.1% of sales for the first six months of fiscal 2021 compared to 15.7% of sales for the first six months of fiscal 2019. For the first six months of fiscal 2020, Customer Facing Costs were 20.0% of sales and Corporate Support Costs were 23.3% of sales.

Impairment of Assets

During the second quarter and first six months of fiscal 2021, we recorded non-cash gains of $0.4 million and $1.1 million, respectively, on the reduction of our operating lease liability in connection with our decision to close certain retail stores, which resulted in a revaluation of the lease liability. Approximately $0.4 million and $1.0 million of the non-cash gains for the second quarter and first six months of fiscal 2021, respectively, related to leases where the right-of-use assets had previously been impaired and was recorded as a reduction of the previously recorded impairment and included in the Impairment of Assets line of the Consolidated Statement of Operations for the three and six months ended July 31, 2021. The remainder of the non-cash gain of $0.1 million for the six months ended July 31, 2021 was reflected as a reduction of occupancy costs.

In the first six months of fiscal 2020, we recorded an impairment charge of $16.3 million. The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets, related to leases where the carrying value exceeded fair value, and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value.  Based on the indicators present in the first quarter of fiscal 2020, we completed a recoverability analysis, which included the impact of the COVID-19 pandemic on the operations of our stores and we used projections that were based on multiple probability-weighted scenarios, assuming that our stores would gradually open throughout the second quarter of fiscal 2020 but that consumer retail spending would remain substantially curtailed for a period of time.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2021 of $4.4 million decreased from $5.3 million for the second quarter of fiscal 2020. For the first six months of fiscal 2021, depreciation and amortization decreased $2.2 million to $8.9 million as compared to $11.1 million for the first six months of fiscal 2020.  The decrease was due to a lower depreciable cost base, especially from our store assets.

Interest Expense, Net

Net interest expense for the second quarter of fiscal 2021 decreased to $0.9 million, as compared to $1.1 million for the second quarter of fiscal 2020. The decrease in interest expense for the second quarter was due to reduced borrowings on the credit facility, partially offset by an increase in interest rates.  For the first six months of fiscal 2021, net interest expense was $2.1 million as compared to $1.8 million for the first six months of fiscal 2020.  The increase was due to an increase in the effective borrowing rates on both short-term and long-term borrowings, offset by reduced borrowings under the credit facility.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2014. While the Company has returned to profitability for the first six months of fiscal 2021, and has projected that it will generate taxable income and ultimately emerge from a three-year cumulative loss, the Company believes that a full valuation allowance remains appropriate until the Company generates a more consistent history of profitability.

Our tax provision for the second quarter and first six months of fiscal 2021 was primarily due to income tax in states where NOL usage is statutorily limited. Our tax provision for the second quarter and first six months of fiscal 2020 was primarily due to state margin tax, based on gross receipts less certain deductions.

Net Income (Loss)

For the second quarter of fiscal 2021, we recorded net income of $24.5 million, or $0.36 per diluted share, compared with a net loss of $(10.7) million, or $(0.21) per diluted share, for the second quarter of fiscal 2020 and net income of $0.0 million, or $0.00 per diluted share, for the second quarter of fiscal 2019.

For the first six months of fiscal 2021, we had net income of $33.1 million, or $0.50 per diluted share, compared to a net loss of $(52.4) million, or $(1.03) per diluted share, for the first six months of fiscal 2020 and a net loss of $(3.0) million, or $(0.06) per diluted share, for the first six months of fiscal 2019.

On a non-GAAP basis, before asset impairment costs and assuming a normalized tax rate of 26% for all periods, adjusted net income for the second quarter of fiscal 2021 was $0.27 per diluted share, as compared to an adjusted net loss of $(0.15) per diluted share for the second quarter of fiscal 2020, and an adjusted net income of $0.00 per diluted share for the second quarter of fiscal 2019. Adjusted net income for the first six months of fiscal 2021 was $0.37 per diluted share, as compared to an adjusted net loss of $(0.52) per diluted share for the first six months of fiscal 2020 and an adjusted net loss of $(0.04) per diluted share for the first six months of fiscal 2019.

Inventory

As of July 31, 2021, our inventory decreased approximately $14.0 million to $73.4 million, as compared to $87.4 million at August 1, 2020 and decreased approximately $37.0 million as compared to $110.4 million at August 3, 2019.  Given our current sales trends and global supply chain disruptions, maintaining sufficient inventory levels is a priority.  We believe that we will be able to secure sufficient inventory to support our sales forecasts.  At the same time, we are continuing to manage inventory conservatively, narrowing our assortment while driving meaningfully greater levels of exclusivity with national brands.  At July 31, 2021, our clearance inventory decreased by approximately $3.3 million, representing 8.9% of our total inventory, as compared to 11.3% at August 1, 2020 and 10.9% at August 3, 2019.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in March 2021 (“Credit Facility”). We took several actions during fiscal 2020 to preserve our liquidity, and in the first quarter of fiscal 2021, we further strengthened our liquidity position by completing a direct offering of our common stock, which raised $4.4 million, net of offering costs, and by amending our Credit Facility to allow for the refinancing of our $15.0 million FILO loan, which increased our borrowing capability. As a result of our earnings in the second quarter of fiscal 2021, at July 31, 2021, we had no outstanding borrowings under our Credit Facility. We believe our cash on hand, availability under our Credit Facility, and ongoing cash generated from our operations will be sufficient to cover our working capital requirements and limited capital expenditures for the next 12 months. However, we remain cautiously optimistic regarding the duration of the pandemic and how it may continue to impact our financial results and liquidity.

For the first six months of fiscal 2021, cash flow from operations improved to $42.2 million as compared to $(9.0) million for the first six months of fiscal 2020 and $0.9 million for the first six months of fiscal 2019.  Free cash flow, a non-GAAP measure, improved to $40.5 million for the first six months of fiscal 2021 as compared to $(11.1) million for the first six months of fiscal 2020 and $(6.7) million for the first six months of fiscal 2019. The improvement in free cash flow was primarily due to our improvement in earnings as well as faster inventory turn.

Cash flow from financing activities decreased by $(80.9) million as compared to fiscal 2020, primarily due to the repayment of amounts outstanding under our revolver, which included the repayment of the $30.0 million that we drew-down on our Credit Facility in March 2020 to provide the Company with financial flexibility during the pandemic.

The following is a summary of our total debt outstanding at July 31, 2021 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
FILO Loan	$17,500	$(666)	$16,834
Total debt	$17,500	$(666)	$16,834

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

We had no outstanding borrowings under the Credit Facility at July 31, 2021. At July 31, 2021, outstanding standby letters of credit were $2.7 million and there were no outstanding documentary letters of credit.  The average monthly borrowing outstanding under the Credit Facility during the first six months ended July 31, 2021 was approximately $32.7 million, resulting in an average unused excess availability of approximately $42.5 million. Unused excess availability at July 31, 2021 was $65.1 million.

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

Borrowings made under the new FILO loan will bear interest, at the LIBOR rate (with a LIBOR floor of 1.0%) plus an applicable margin rate of 7.50% through September 16, 2021.  Thereafter, the applicable margin rate will be 7.50% for so long as the Company’s 12-month trailing consolidated EBITDA (as defined in the Fourth Amendment) measured as of the end of each month is less than $18.0 million, or 7.00% when 12-month trailing consolidated EBITDA is equal to or greater than $18.0 million. Accordingly, the interest rate at July 31, 2021 was 8.50%.

Capital Expenditures

The following table sets forth the open stores and related square footage at July 31, 2021, August 1, 2020 and August 3, 2019, respectively:

	July 31, 2021		August 1, 2020		August 3, 2019
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	221	1,685	228	1,729	220	1,697
DXL Outlets	16	80	17	82	16	82
Casual Male XL Retail	40	132	49	160	60	200
Casual Male Outlets	20	60	23	69	29	88
Rochester Clothing	-	-	-	-	3	36
Total Stores	297	1,957	317	2,040	328	2,103

We do not plan to open any new stores or rebrand any of our Casual Male XL stores during fiscal 2021.  We have 119 stores that have leases with either a natural lease expiration or a kick-out option within the next two years.  This provides us an opportunity to rightsize our store portfolio, through ongoing lease renegotiations or lease-term expirations, to ensure that we are optimizing our store profitability and omni-channel distribution. Since the beginning of fiscal 2020, we have renegotiated approximately 133 of our store leases, which we expect will result in over $17.1 million of savings over the life of the leases, including $6.2 million of expected savings in fiscal 2021.  We will continue to work with our landlords on leases where our rents are not aligned with sales.

Our capital expenditures for the first six months of fiscal 2021 were $1.7 million as compared to $2.1 million for the first six months of fiscal 2020.  During the first six months of fiscal 2021, we closed 5 DXL retail stores, 1 DXL outlet store, 6 Casual Male XL retail stores and 2 Casual Male XL outlets.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2020 Annual Report.  See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

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

Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted net income (loss) and adjusted net income (loss) per diluted share. Adjusted net income (loss) and adjusted net income (loss) per diluted share reflect an adjustment assuming a normal tax rate of 26% and the add-back of CEO transition and impairment of assets, if any.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26% and without these charges.

	For the three months ended						For the six months ended
	July 31, 2021		August 1, 2020		August 3, 2019		July 31, 2021		August 1, 2020		August 3, 2019
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss) (GAAP basis)	$24,451	$0.36	$(10,714)	$(0.21)	$38	$0.00	$33,148	$0.50	$(52,440)	$(1.03)	$(3,043)	$(0.06)
Adjust:
Impairment of assets	(365)		-		-		(1,017)		16,335		-
CEO transition costs	-		-		-		-		-		702
Add back actual income tax provision (benefit)	426		24		(8)		454		44		(29)
Add income tax (provision) benefit, assuming a normal tax rate of 26%	(6,373)		2,779		(8)		(8,472)		9,376		616

Adjusted net income (loss) (non-GAAP basis)	$18,139	$0.27	$(7,911)	$(0.15)	$22	$0.00	$24,113	$0.37	$(26,685)	$(0.52)	$(1,754)	$(0.04)

Weighted average number of common
shares outstanding on a diluted basis		67,615		51,078		50,175		65,938		50,918		49,734

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the six months ended
(in millions)	July 31, 2021	August 1, 2020	August 3, 2019
Cash flow from operating activities (GAAP basis)	$42.2	$(9.0)	$0.9
Capital expenditures	(1.7)	(2.1)	(7.6)
Free Cash Flow (non-GAAP basis)	$40.5	$(11.1)	$(6.7)

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before any impairment of assets and CEO transition costs, if any.  We believe that adjusted EBITDA is useful to investors in evaluating our performance and is a key metric to measure profitability and economic productivity.

	For the three months ended			For the six months ended
	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
(in millions)
Net income (loss) (GAAP basis)	$24.5	$(10.7)	$0.0	$33.1	$(52.4)	$(3.0)
Add back:
Impairment of assets	(0.4)	-	-	(1.0)	16.3	-
CEO transition costs	-	-	-	-	-	0.7
Provision (benefit) for income taxes	0.4	-	-	0.5	0.0	(0.0)
Interest expense	0.9	1.1	0.9	2.1	1.8	1.7
Depreciation and amortization	4.4	5.3	6.2	8.9	11.1	12.5
Adjusted EBITDA (non-GAAP basis)	$29.8	$(4.3)	$7.1	$43.5	$(23.2)	$11.9

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

At July 31, 2021, we had no outstanding borrowings under our Revolving Facility.  The prime-based rate was 5.25% during the first six months of fiscal 2021.   At July 31, 2021, the interest rate for the $17.5 million outstanding under the FILO loan was 8.50%.

Based upon a sensitivity analysis as of July 31, 2021, assuming average outstanding borrowing during the first six months of fiscal 2021 of $32.7 million under our Revolving Facility and $17.5 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $251,000 on an annualized basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

While the majority of our employees are working remotely during the COVID-19 pandemic, we have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 6, 2021.*

3.2	Restated Certificate of Incorporation of the Company (conformed copy incorporating all amendments through August 6, 2021.)*

4.1	Form of Indenture (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 256990) filed on June 10, 2021, and incorporated herein by reference.)

10.1

Destination XL Group, Inc.’s 2016 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2021, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 31, 2021	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)