Form 10-Q
period 2021-10-30
DESTINATION XL GROUP, INC.
filed 2021-11-19
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

As of November 12, 2021, the registrant had 63,254,046 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 30, 2021	January 30, 2021
	(Fiscal 2021)	(Fiscal 2020)

ASSETS
Current assets:
Cash and cash equivalents	$6,937	$18,997
Accounts receivable	1,604	6,416
Inventories	82,284	85,028
Prepaid expenses and other current assets	6,926	3,689
Total current assets	97,751	114,130

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	45,769	56,552
Operating lease right-of-use assets	118,684	134,321
Intangible assets	1,150	1,150
Other assets	567	602
Total assets	$263,921	$306,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,765	$27,091
Accrued expenses and other current liabilities	32,753	24,825
Operating leases, current	37,150	43,598
Borrowings under credit facility	—	59,521
Total current liabilities	99,668	155,035

Long-term liabilities:
Long-term debt	—	14,869
Operating leases, non-current	112,252	135,819
Other long-term liabilities	4,268	5,109
Total long-term liabilities	116,520	155,797

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares and 100,000,000 authorized at October 30, 2021 and January 30, 2021, respectively, 76,777,738 and 64,656,384 shares issued at October 30, 2021 and January 30, 2021, respectively	768	647
Additional paid-in capital	319,439	314,747
Treasury stock at cost, 12,755,873 shares at October 30, 2021 and January 30, 2021	(92,658)	(92,658)
Accumulated deficit	(173,788)	(220,592)
Accumulated other comprehensive loss	(6,028)	(6,221)
Total stockholders' equity (deficit)	47,733	(4,077)
Total liabilities and stockholders' equity (deficit)	$263,921	$306,755

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(Fiscal 2021)	(Fiscal 2020)	(Fiscal 2021)	(Fiscal 2020)

Sales	$121,486	$85,171	$371,570	$218,840
Cost of goods sold including occupancy costs	60,529	54,099	188,178	153,057
Gross profit	60,957	31,072	183,392	65,783

Expenses:
Selling, general and administrative	41,962	32,820	120,856	90,727
Impairment of assets	(1,086)	(1,135)	(2,103)	15,200
Depreciation and amortization	4,142	5,302	13,031	16,374
Total expenses	45,018	36,987	131,784	122,301

Operating income (loss)	15,939	(5,915)	51,608	(56,518)

Interest expense, net	(2,189)	(1,080)	(4,256)	(2,873)

Income (loss) before provision for income taxes	13,750	(6,995)	47,352	(59,391)
Provision for income taxes	94	27	548	71

Net income (loss)	$13,656	$(7,022)	$46,804	$(59,462)

Net income (loss) per share - basic	$0.21	$(0.14)	$0.74	$(1.16)
Net income (loss) per share - diluted	$0.20	$(0.14)	$0.69	$(1.16)

Weighted-average number of common shares outstanding:
Basic	63,699	51,545	63,126	51,127
Diluted	68,644	51,545	67,378	51,127

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(Fiscal 2021)	(Fiscal 2020)	(Fiscal 2021)	(Fiscal 2020)
Net income (loss)	$13,656	$(7,022)	$46,804	$(59,462)

Other comprehensive income before taxes:
Foreign currency translation	2	-	(40)	(39)
Pension plans	77	247	233	742
Other comprehensive income before taxes	79	247	193	703
Tax provision related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	79	247	193	703
Comprehensive income (loss)	$13,735	$(6,775)	$46,997	$(58,759)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 30, 2021	64,656	$647	$314,747	(12,755)	$(92,658)	$(220,592)	$(6,221)	$(4,077)
Issuance of common stock through private direct offering, net of offering costs	11,111	111	4,264					4,375
Board of directors compensation	137	1	108					109
Stock compensation expense			327					327
Issuance of common stock, upon RSUs release	308	3	(3)					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							78	78
Foreign currency, net of taxes							(25)	(25)
Net income						8,697		8,697
Balance at May 1, 2021	76,212	$762	$319,443	(12,755)	$(92,658)	$(211,895)	$(6,168)	$9,484
Board of directors compensation	70	1	109					110
Stock compensation expense			316					316
Exercise of stock options	7	—	4					4
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							78	78
Foreign currency, net of taxes							(17)	(17)
Net income						24,451		24,451
Balance at July 31, 2021	76,289	$763	$319,872	(12,755)	$(92,658)	$(187,444)	$(6,107)	$34,426
Board of directors compensation	15	—	77					77
Stock compensation expense			295					295
Issuance of common stock, upon PSUs release	240	3	(3)					—
Exercise of stock options	423	4	342					346
Shares withheld for taxes related to net share settlements	(190)	(2)	(1,144)					(1,146)
Accumulated other comprehensive income (loss):								—
Pension plan, net of taxes							77	77
Foreign currency, net of taxes							2	2
Net income						13,656		13,656
Balance at October 30, 2021	76,777	$768	$319,439	(12,755)	$(92,658)	$(173,788)	$(6,028)	$47,733

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 30, 2021	October 31, 2020
	(Fiscal 2021)	(Fiscal 2020)
Cash flows from operating activities:
Net income (loss)	$46,804	$(59,462)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and write-off of deferred debt issuance costs	1,161	108
Impairment of assets	(2,103)	15,200
Depreciation and amortization	13,031	16,374
Stock compensation expense	938	1,123
Board of directors stock compensation	296	269

Changes in operating assets and liabilities:
Accounts receivable	4,812	997
Inventories	2,744	7,522
Prepaid expenses and other current assets	(3,237)	5,348
Other assets	360	675
Accounts payable	2,674	(3,183)
Operating leases, net	(12,275)	763
Accrued expenses and other liabilities	8,945	5,631
Net cash provided by (used for) operating activities	64,150	(8,635)

Cash flows from investing activities:
Additions to property and equipment, net	(2,802)	(2,938)
Net cash used for investing activities	(2,802)	(2,938)

Cash flows from financing activities:
Proceeds from issuance of common stock from private direct offering, net of offering costs	4,375	—
Repayment of FILO loans	(32,500)	—
Proceeds from new FILO loan	17,500	—
Net borrowings (repayments) under credit facility	(59,733)	28,677
Debt extinguishment costs	(1,111)	—
Debt issuance costs	(1,143)	(25)
Tax withholdings paid related to net share settlements	(1,146)	—
Proceeds from the exercise of stock options	350	—
Net cash provided by (used for) financing activities	(73,408)	28,652
Net increase (decrease) in cash and cash equivalents	(12,060)	17,079
Cash and cash equivalents:
Beginning of period	18,997	4,338
End of period	$6,937	$21,417

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

COVID-19 Pandemic and its impact on results and comparability of financial statements

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. The COVID-19 pandemic had an adverse effect on the Company’s operations during fiscal 2020. All of the Company’s store locations were closed temporarily on March 17, 2020 and the majority of the Company’s workforce was furloughed in March 2020. The Company began reopening stores in late April and by the end of June 2020 all retail stores had been reopened, but the majority with reduced operating hours. As a result of the impact of the pandemic on our business in fiscal 2020, including the temporary closure of all of our stores in fiscal 2020, results for the third quarter and first nine months of fiscal 2021 may not be comparable to the results for the third quarter and first nine months of fiscal 2020.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three and nine months ended October 30, 2021 and October 31, 2020, respectively, were as follows:

	October 30, 2021			October 31, 2020
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(6,068)	$(39)	$(6,107)	$(5,983)	$8	$(5,975)

Other comprehensive income (loss) before reclassifications, net of taxes	90	2	92	77	—	77

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(13)	—	(13)	170	—	170

Other comprehensive income (loss) for the period	77	2	79	247	—	247

Balance at end of quarter	$(5,991)	$(37)	$(6,028)	$(5,736)	$8	$(5,728)

	October 30, 2021			October 31, 2020
For the nine months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(6,224)	$3	$(6,221)	$(6,478)	$47	$(6,431)

Other comprehensive income (loss) before reclassifications, net of taxes	270	(40)	230	231	(39)	192

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(37)	—	(37)	511	—	511

Other comprehensive income (loss) for the period	233	(40)	193	742	(39)	703

Balance at end of quarter	$(5,991)	$(37)	$(6,028)	$(5,736)	$8	$(5,728)

(1)
Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $170,000 and $511,000 for the three and nine months ended October 31, 2020, respectively. For the three and nine months ended October 30, 2021, the Company recognized income of $13,000 and $37,000, respectively, as a result of a change in amortization from average remaining future service to average remaining lifetime. There was no related tax effect for either period.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first nine months of fiscal 2021 and fiscal 2020.

	October 30, 2021	October 31, 2020
Expected volatility	97.4% - 104.9%	82.3% - 87.8%
Risk-free interest rate	0.31% - 0.60%	0.22% - 0.27%
Expected life	3.0 - 4.0 yrs.	3.0 - 4.0 yrs.
Dividend rate	—	—
Weighted average fair value of options granted	$0.47	$0.32

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

For the third quarter and first nine months of fiscal 2021, the Company recognized non-cash gains of $1.2 million and $2.3 million, related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. The portion of the gains that related to previously recorded impairment charges against the operating lease right-of-use asset were included as an offset to previously recorded asset impairment charges. Accordingly, for the third quarter and first nine months of fiscal 2021, $1.1 million and $2.1 million were included as an offset to asset impairment charges, respectively. The remaining $0.1 million and $0.2 million of the gains for the third quarter and first nine months of fiscal 2021, respectively, was included as a reduction of store occupancy costs.

For the third quarter of fiscal 2020, the Company recognized a non-cash gain of $1.2 million related to the closure of certain stores, which had previously been impaired. Accordingly, $1.1 million of the $1.2 million, related to previously recorded impairment charges was included as an offset to asset impairment charges, with the remaining $0.1 million included as a reduction of store occupancy costs. The results for the first nine months of fiscal 2020, include an impairment charge of $16.3 million, recorded in the first quarter of fiscal 2020 as a result of the significant impact that the COVID-19 pandemic was having on the Company’s business and the continued uncertainty at that time. The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019. Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At October 30, 2021, the Company had no short-term leases.

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

See Note 4 ‘‘Leases’’ for additional information.

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the first nine months of fiscal 2021, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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
̶
Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For the first nine months of fiscal 2021 and fiscal 2020, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”. Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.1 million and $2.8 million at October 30, 2021 and January 30, 2021, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Approximately 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $2.2 million and $1.0 million at October 30, 2021 and January 30, 2021, respectively.

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

	For the three months ended				For the nine months ended
(in thousands)	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
Store sales	$84,762	70.3%	$53,363	66.6%	$258,685	70.5%	$124,155	60.0%
Direct sales	35,837	29.7%	26,764	33.4%	108,043	29.5%	82,605	40.0%
Retail segment	$120,599		$80,127		$366,728		$206,760
Wholesale segment	887		5,044		4,842		12,080
Total sales	$121,486		$85,171		$371,570		$218,840

3. Debt

Credit Agreement with Citizens Bank, N.A.

On October 28, 2021, the Company entered into a new credit facility with Citizens Bank, N.A. (the “New Credit Facility”). The New Credit Facility replaced the Company's existing credit facility with Bank of America, N.A., which was due to expire on May 24, 2023 (the "Prior Credit Facility").

The New Credit Facility is a $125.0 million secured, asset-based credit facility with a maturity date of October 28, 2026. The maximum committed borrowing of $125.0 million includes a sublimit of $20.0 million for commercial and standby letter of credits and a sublimit of up to $15.0 million for swing line loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets.

Borrowings made pursuant to the New Credit Facility will be made pursuant to either a Base Rate loan or LIBOR Rate loan, at the Company's option. Base Rate loans will bear interest, at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the daily LIBOR rate plus 1.00% per annum, plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50%. LIBOR Rate loans, which may be either for 1 month or 3 months, will bear interest at (i) the LIBOR rate, or the Benchmark Rate as defined in the credit agreement plus (ii) a varying percentage based on the Company’s average excess availability, of either 1.25% or 1.50%. Any swingline loan will bear interest at a rate equal to the rate of a Base Rate loan, plus a varying percentage based on the Company’s average excess availability, of either 0.25% or 0.50%. The Company will be subject to an unused line fee of 0.25%.

The Company’s obligations under the New Credit Facility are secured by a lien on substantially all of its assets. If the Company’s availability under the New Credit Facility at any time is less than the greater of (i) 10% of the Revolving Loan Cap (the lesser of the aggregate revolving commitments or the borrowing base) and (ii) $7.5 million, then the Company is required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 until such time as availability has exceeded the greater of (1) 10% of the Revolving Loan Cap and (2) $7.5 million for 30 consecutive days.

In connection with the execution of the New Credit Facility, the Company terminated its Prior Credit Facility and paid outstanding obligations of $30,874, related to its unused line fee and letter of credit fees. At the same time, all guarantees and security interests associated with the Prior Credit Agreement were released. There were no outstanding borrowings under the Prior Credit Facility at the time of termination and no prepayment penalty fees.

At October 30, 2021, the Company had no borrowings outstanding under the revolving credit facility and availability under the New Credit Facility was $74.0 million. Average monthly borrowings outstanding during the first nine months of fiscal 2021 were $21.8 million, resulting in an average unused excess availability of approximately $49.7 million. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters of $1.2 million at October 30, 2021. At October 30, 2021, the Company’s prime-based interest rate was 5.00%.

Interest costs incurred during the first nine months of fiscal 2021 were based on the Prior Credit Facility, which bore interest based upon either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.

Borrowings and repayments for the first nine months ended October 30, 2021 and October 31, 2020 were as follows:

	For the nine months ended
(in thousands)	October 30, 2021	October 31, 2020
Borrowings	$40,297	$60,748
Repayments	(100,030)	(32,071)
Net borrowings (repayments)	$(59,733)	$28,677

Long-Term Debt

On March 16, 2021, the Company refinanced its then existing $15.0 million FILO (first-in, last-out) loan and entered into a new $17.5 million FILO loan (the “New FILO loan”). On September 3, 2021, the Company repaid in full its New FILO loan. In connection with the repayment, the FILO lender agreed to a reduction in the amount of the prepayment premium that otherwise would have been payable as a result of the Company’s early repayment. The Company paid a prepayment penalty of $1.1 million. The prepayment of the New FILO loan was made from cash on-hand. Interest under the New FILO loan bore interest at 8.5%.

The Company paid interest and fees totaling $3.1 million and $2.4 million for the nine months ended October 30, 2021 and October 31, 2020, respectively. Included in the $3.1 million for the nine months ended October 30, 2021 was a prepayment fee associated with the prepayment of the New FILO loan, as discussed above. In connection with the execution of the Company's New Credit Facility and the prepayment of its New FILO loan, in the third quarter of fiscal 2021, the Company also wrote-off a total of $0.8 million in unamortized debt issuance costs.

4. Leases

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, which are classified as operating leases. The store leases typically have initial terms of 5 years to 10 years, with options that usually permit renewal for additional five-year periods. The initial term of the lease for the corporate headquarter was for 20 years, with the opportunity to extend for six additional consecutive periods of five years, beginning in fiscal 2026. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The Company is generally obligated for the cost of property taxes, insurance and common area maintenance fees relating to its leases, which are considered variable lease costs and are expensed as incurred.

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company opted not to elect this practical expedient and instead accounted for these rent concessions as lease modifications in accordance with ASC 842. As of October 30, 2021, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended October 30, 2021 and October 31, 2020:

	For the three months ended		For the nine months ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
(in thousands)
Operating lease cost	$11,064	$11,824	$32,698	$35,756
Variable lease costs(1)	3,284	3,690	10,473	10,759
Total lease costs	$14,348	$15,514	$43,171	$46,515

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the first nine months ended October 30, 2021 and October 31, 2020 is as follows:

(dollars in thousands)	For the nine months ended
Cash paid for amounts included in the measurement of lease liabilities:	October 30, 2021	October 31, 2020
Operating cash flows for operating leases (1)	$43,846	$33,233
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,099	$645
Net decrease in right-of-use assets due to lease modifications associated with rent concessions and lease exits	$-	$(2,283)

Weighted average remaining lease term	4.1 yrs.	4.7 yrs.
Weighted average discount rate	6.95%	6.46%

(1)
The increase in cash payments for the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020 is due to rent abatements and deferments negotiated in the second quarter of fiscal 2020 for rent obligations while stores were closed. The cash paid for the first nine months of fiscal 2021 also includes prepaid rent for November 2021 of $3.8 million.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of October 30, 2021:

(in thousands)
2021 (remaining)	$8,999
2022	49,149
2023	41,972
2024	32,173
2025	23,755
Thereafter	16,674
Total minimum lease payments	$172,722
Less: amount of lease payments representing interest	23,320
Present value of future minimum lease payments	$149,402
Less: current obligations under leases	37,150
Long-term lease obligations	$112,252

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan. See Note 6, Stock-Based Compensation.

At October 30, 2021, the Company has three active LTIPs: the 2019-2021 LTIP, 2020-2022 LTIP and 2021-2023 LTIP. Each participant in the LTIP participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting. The time-based awards under the 2019-2021 LTIP were granted in a combination of 50% RSUs and 50% cash. For the 2020-2022 LTIP, the time-based awards were granted in a combination of 50% stock options and 50% cash, and for the 2021-2023 LTIP, the time-based awards were granted in a combination of 25% stock options and 75% cash.

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

At October 30, 2021, the Company has accrued $1.9 million under the 2019-2021 LTIP, $1.3 million under the 2020-2022 LTIP and $0.6 million under the 2021-2023 LTIP for the performance awards.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019, an additional 1,740,000 shares on August 12, 2020 and an additional 4,855,000 on August 5, 2021. At October 30, 2021, the Company had 4,800,386 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At October 30, 2021, 389,509 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first nine months of fiscal 2021:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	815,292	435,568	720,000	1,970,860	$1.69
Shares granted	8,054	—	—	8,054	$0.66
Shares vested/issued	(308,055)	—	(240,000)	(548,055)	$2.05
Outstanding non-vested shares at end of quarter	515,291	435,568	480,000	1,430,859	$1.54

(1)
During the first nine months of fiscal 2021, the vesting of RSUs was primarily related to the time-based awards under the Company’s LTIP plans, see Note 5, Long-Term Incentive Plans.
(2)
Represents compensation to certain directors, in lieu of cash, in accordance with their irrevocable elections. Beginning in fiscal 2021, all equity issued to directors for compensation, in lieu of cash, is issued only from the Non-Employee Director Compensation Plan. The outstanding deferred shares will be issued upon the director’s separation from service.
(3)
The 720,000 shares of performance stock units (“PSUs”), with a fair value of $1.0 million, represent a sign-on grant to Mr. Kanter. The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00. On September 9, 2021, 240,000 PSUs vested as a result of achieving a VWAP of $4.00 per share. As a result of net share settlement, of the 240,000 PSUs which vested, only 181,560 shares of common stock were issued. Subsequent to the end of the third quarter of fiscal 2021, an additional 240,000 PSUs vested when the $6.00 VWAP was achieved. The remaining 240,000 PSUs will expire on April 1, 2023 if the $8.00 VWAP is not achieved by that date.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	3,647,581	$1.09	8.5 years	$810,596
Options granted (1)	1,518,154	$0.71	—	—
Options exercised (2)	(429,955)	$0.81		2,211,896
Options expired and canceled	(22,542)	$4.19	—	—
Outstanding options at end of quarter	4,713,238	$0.98	8.3 years	$28,912,358
Options exercisable at end of quarter	843,431	$2.67	5.4 years	$3,748,935

(1)
Primarily represents the grant of stock options to purchase an aggregate of 1,078,913 shares of the Company’s common stock, at an exercise price of $0.69 per share, in connection with the time-based grant of awards under its 2021-2023 LTIP, see Note 5, Long-Term Incentive Plans. In March 2021, the Company also granted to active participants of the LTIP a discretionary grant of stock options to purchase an aggregate of 414,337 shares of the Company’s common stock, at an exercise price of $0.75 per share, which will vest ratably over 3 years.
(2)
As a result of net share settlement, of the 429,955 stock options exercised, only 298,150 shares of common stock were issued.

For the first nine months of fiscal 2021, the Company granted stock options to purchase an aggregate of 1,518,154 shares of common stock and 8,054 restricted stock units. For the first nine months of fiscal 2020, the Company granted stock options to purchase an aggregate of 3,185,542 shares of common stock and 134,999 shares of deferred stock.

Non-Employee Director Compensation Plan

The Company granted 222,478 shares of common stock, with a fair value of approximately $296,300, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2021.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.9 million and $1.1 million for the first nine months of fiscal 2021 and fiscal 2020, respectively. The total compensation cost related to time-vested stock options, RSU and PSU awards not yet recognized as of October 30, 2021 was approximately $1.9 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 26 months.

7. Equity and Earnings per Share

At the Company's Annual Meeting of Stockholders held on August 5, 2021, the shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of its common stock from 100.0 million shares to 125.0 million shares.

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	63,699	51,545	63,126	51,127
Common stock equivalents – stock options, restricted stock units and deferred stock (1)	4,945	—	4,252	—
Diluted weighted average common shares outstanding	68,644	51,545	67,378	51,127

(1)
Common stock equivalents of 134 shares and 172 shares for the three and nine months ended October 31, 2020 were excluded due to the net loss.

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

	For the three months ended		For the nine months ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
(in thousands, except exercise prices)
Stock options	—	3,676	386	3,676
Restricted stock units	—	833	—	833
Deferred stock	—	191	—	191
Range of exercise prices of such options	—	$0.53 - $7.02	$4.19 - $5.50	$0.53 - $7.02

The above options, which were outstanding at October 30, 2021, expire from January 31, 2023 to June 29, 2028.

Excluded from the computation of basic and diluted earnings per share were 480,000 shares for the three and nine months of fiscal 2021 and 720,000 shares of unvested performance stock units for the three and nine months of fiscal 2020. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 435,568 shares and 316,703 shares of deferred stock at October 30, 2021 and October 31, 2020, respectively, were excluded from basic earnings per share. Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

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

9. Income Taxes

During the third quarter and first nine months of fiscal 2021, the Company recorded income tax expense of $94,000 and $548,000, respectively, primarily related to income tax in states where net operating loss ("NOL") usage is statutorily limited. During the third quarter and first nine months of fiscal 2020, the Company recorded income tax expense of $27,000 and $71,000, respectively, related primarily to state margin tax. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 21% primarily due to the change in full valuation allowance recorded against its deferred tax assets, permanent items, and state taxes.

Since the end of fiscal 2014, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company has returned to profitability for the first nine months of fiscal 2021, and has projected that it will generate taxable income and ultimately emerge from a three-year cumulative loss, the Company believes that a full valuation allowance remains appropriate until the Company generates a more consistent history of profitability. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.

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

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to our “Risk Factors” found in Part I, Item 1A of our Fiscal 2020 Annual Report. This discussion sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks relating to the duration and continuing impact of the COVID-19 pandemic and its impact on the Company’s results of operations, the ability to navigate the supply chain uncertainties and maintain sufficient inventory levels, the execution of our corporate strategy, predict customer tastes and fashion trends, forecast sales growth trends and grow market share.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail, wholesale and direct operations in the United States and Toronto, Canada. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At October 30, 2021, we operated 220 Destination XL stores, 16 DXL outlet stores, 38 Casual Male XL retail stores, 20 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site m.destinationXL.com and mobile app.

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

The Company has not carved-out prior year sales for periods where the stores were temporarily closed in fiscal 2020 due to the pandemic. However, because the Company’s store in Canada was closed by government edict for a significant portion of the first nine months of fiscal 2021, we have removed it from the current calculation of comparable sales.

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

Executive Summary

The following review of our results for third quarter and first nine months of fiscal 2021 includes certain comparisons against the third quarter and first nine months of fiscal 2019 in addition to the third quarter and first nine months of fiscal 2020. Due to the COVID-19 pandemic and its impact on our results during the first nine months of fiscal 2020, we believe that the additional discussion against the third quarter and first nine months of fiscal 2019 is a more meaningful comparison with respect to the progress the Company made through the end of the third quarter of fiscal 2021.

	For the three months ended			For the nine months ended
	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
(in millions, except percentage of sales and per share data)
Sales	$121.5	$85.2	$106.6	$371.6	$218.8	$342.8
Net income (loss)	$13.7	$(7.0)	$(7.2)	$46.8	$(59.5)	$(10.2)
Adjusted EBITDA (Non-GAAP basis)	$19.0	$(1.7)	$1.7	$62.5	$(24.9)	$13.6

Gross Margin. as a percentage of sales	50.2%	36.5%	41.1%	49.4%	30.1%	43.1%
SG&A expenses, as a percentage of sales	34.5%	38.5%	39.5%	32.5%	41.5%	39.1%

Per diluted share:
Net income (loss)	$0.20	$(0.14)	$(0.14)	$0.69	$(1.16)	$(0.21)

We are pleased to report that net income for the third quarter of fiscal 2021 was $0.20 per diluted share, as compared to a net loss of $(0.14) per diluted share in the third quarter of fiscal 2020 and a net loss of $(0.14) per diluted share in the third quarter of fiscal 2019. Results for the third quarter exceeded our expectations and were driven by a strong sales performance in both stores and direct, an improved merchandise margin, and improved operating leverage from lower occupancy costs and SG&A expenses.

During the third quarter of fiscal 2021, we continued to see our business grow across all customer channels and we believe we are actively growing our market share. Our primary focus has been on customer acquisition, which was up 34% over the third quarter of fiscal 2019, an increase from 28.5% in the second quarter of fiscal 2021. This growth, coupled with our increase in conversion rates and dollars per transaction, drove a comparable sales increase of 22.9% as compared to the third quarter of fiscal 2019. We also continued to see strong improvements in our gross margin which improved 910 basis points during the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2019. This improvement was the result of our low promotional posture and reduced occupancy costs from our lease renegotiations.

While we are excited about the results and the growth in our business that we have seen during the first nine months of fiscal 2021, we remain cautious due to the ongoing supply chain and labor issues and the potential impact those issues may have on our fourth quarter. Our ability to secure sufficient inventory to meet sales demand remains our primary focus. In addition, the supply chain disruptions have increased our cost of freight due to the shortages of vessels for overseas product, port congestion, and labor shortages of truck drivers, which we expect will continue well into fiscal 2022.

From a liquidity perspective, we accomplished two significant transactions during the third quarter: (1) we prepaid our $17.5 million FILO loan, which had an interest rate of 8.50%; and (2) we executed a new, five-year credit facility with Citizens Bank, which replaces our prior credit facility that was scheduled to expire in May 2023. At October 30, 2021, we had no outstanding debt, cash of $6.9 million and availability under our new credit facility of $74.0 million. This compares to total debt, net of cash, of $61.5 million at October 31, 2020 and $77.5 million at November 2, 2019.

Financial Summary

Sales

The following tables present sales by segment for the three and nine months ended October 30, 2021, October 31, 2020 and November 2, 2019:

	For the three months ended
(in thousands, except percentages)	October 30, 2021		October 31, 2020		November 2, 2019
Store sales	$84,762	70.3%	$53,363	66.6%	$81,054	78.1%
Direct sales	35,837	29.7%	26,764	33.4%	22,676	21.9%
Retail segment	$120,599		$80,127		$103,730
Wholesale segment	887		5,044		2,851
Total Sales	$121,486		$85,171		$106,581

	For the nine months ended
(in thousands, except percentages)	October 30, 2021		October 31, 2020		November 2, 2019
Store sales	$258,685	70.5%	$124,155	60.0%	$262,888	78.5%
Direct sales	108,043	29.5%	82,605	40.0%	71,915	21.5%
Retail segment	$366,728		$206,760		$334,803
Wholesale segment	4,842		12,080		7,996
Total Sales	$371,570		$218,840		$342,799

Total sales for the third quarter of fiscal 2021 were $121.5 million, as compared to $85.2 million in the third quarter of fiscal 2020 and $106.6 million in the third quarter of fiscal 2019. At October 30, 2021, we had 294 stores as compared to 316 stores at October 31, 2020 and 326 stores at November 2, 2019.

As compared to the third quarter of fiscal 2020, comparable sales for the quarter were up 53.9%, with comparable sales from our stores up 64.8% and the direct business up 32.4%. Due to the COVID-19 pandemic, our stores were negatively impacted in the third quarter of 2020 by temporary closings and reduced customer demand.

As compared to the third quarter of fiscal 2019, comparable sales for the third quarter were up 22.9% driven primarily by our direct business, which was up 56.5% and our stores, which were up 12.9%. The increase in our direct business was principally due to our DXL.com e-commerce site, which had a sales increase of 66.8% as compared to the third quarter of fiscal 2019.

The comparable sales growth in stores of 12.9% was driven by strong conversion rates and an increase in dollars per transaction. All regions reported a comparable sales increase for the third quarter, as compared to the third quarter of fiscal 2019, with the strongest improvements in the Southeast, Midwest, and South Central parts of the country, which exceeded the Pacific Northwest, Northeast and Mid-Atlantic by approximately 500 basis points. As a result of the growth experienced in our direct business during the third quarter of fiscal 2021, direct sales represented 29.7% of total retail sales as compared to 21.9% of total retail sales in the third quarter of fiscal 2019. Through our digital efforts and marketplace presence, we are attracting a new customer to DXL and during the third quarter we saw a 34% increase as compared to 2019 in our new-to-file which contributed to our top-line growth.

Sales from our wholesale business were $0.9 million for the third quarter, as compared to $5.0 million in the third quarter of 2020 and $2.9 million in the third quarter of 2019. The decrease in sales from our wholesale business during the third quarter of fiscal 2021 was primarily due to supply chain challenges and their impact on order volume.

For the first nine months of fiscal 2021, total sales were $371.6 million, as compared to $218.8 million for the first nine months of fiscal 2020 and $342.8 million for the first nine months of fiscal 2019. Comparable sales for the first nine months of fiscal 2021, as compared to fiscal 2020, increased 81.0% with comparable sales from stores up 116.0% and the direct business up 29.0%. Comparable sales for the first nine months of fiscal 2021, as compared to fiscal 2019, increased 16.1%, with comparable sales from stores up 6.5% and the direct business up 49.4%. For the first nine months of fiscal 2021, sales from wholesale were $4.8 million as compared to $12.1 million for the first nine months of fiscal 2020 (which included the sale of masks) and $8.0 million for the first nine months of fiscal 2019.

Gross Margin Rate

For the third quarter of fiscal 2021, our gross margin rate, inclusive of occupancy costs, was 50.2% as compared to a gross margin rate of 36.5% for third quarter of fiscal 2020 and 41.1% for the third quarter of fiscal 2019.

As compared to fiscal 2020, the 1370 basis point improvement was due to a 710 basis point improvement in merchandise margins, driven by lower promotional markdowns, and a 600 basis point improvement in occupancy costs, due to the leveraging of sales and savings realized from the renegotiated lease reductions.

As compared to fiscal 2019, our gross margin rate improved by 910 basis points, driven by a 430 basis point improvement in merchandise margins and a 480 basis point improvement in occupancy costs. On a dollar basis, our occupancy costs decreased by $3.2 million, as a result of our lease renegotiations as well as closed stores. The improvement in merchandise margin of 430 basis points was primarily driven by our low promotional strategy and low clearance levels. Partially offsetting the savings from the reduction in markdowns was the continuing increase in the cost of freight due to shortages of vessels for overseas product, port congestion, and labor shortages of truck drivers. We estimate that supply chain disruption negatively impacted gross margin by approximately 100 basis points and we expect that we will continue to experience cost increases related to these supply chain issues as well as due to the increase in the cost of certain raw materials, particularly cotton, well into fiscal 2022.

For the first nine months of fiscal 2021, our gross margin rate was 49.4% as compared to a gross margin rate of 30.1% for the first nine months of fiscal 2020 and 43.1% for the third quarter of fiscal 2019. As compared to fiscal 2020, our gross margin rate improved by 1,930 basis points, driven by an increase in merchandise margin of 950 basis points and an improvement in occupancy costs as a percentage of sales of 980 basis points. As compared to fiscal 2019, the 630 basis point improvement in gross margin was due to a 260 basis point improvement in merchandise margins and a 370 basis point improvement in occupancy costs.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2021 were 34.5% as compared to 38.5% for the third quarter of fiscal 2020 and 39.5% for the third quarter of fiscal 2019.

As compared to the third quarter of fiscal 2020, on a dollar basis, SG&A expenses increased by $9.1 million, or 27.9%. The increase was primarily due to increases in store payroll costs to support the increase in sales, increased advertising costs and incentive accruals. These increases were partially offset by realized cost savings implemented in fiscal 2020, including a reduction in corporate and field employees and the termination of certain service contracts and professional fees.

As compared to the third quarter of fiscal 2019, on a dollar basis, SG&A expenses decreased by $0.1 million. SG&A expenses for the third quarter of fiscal 2021 reflected an increase in advertising expenses, incentive-based accruals and merit adjustments, offset by lower store and corporate payroll as a result of preserving last year’s headcount reductions.

For the first nine months of fiscal 2021, SG&A expenses were 32.5% as compared to 41.5% for the first nine months of fiscal 2020 and 39.1% for the first nine months of fiscal 2019. As compared to the first nine months of fiscal 2019, SG&A costs were down $13.3 million, or 9.9%, as a result of our cost-savings initiatives, reductions in store payroll costs and reduced marketing costs, partially offset by an increase in incentive-based accruals.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 18.1% of sales for the first nine months of fiscal 2021 as compared to 22.9% of sales for the first nine months of fiscal 2019. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 14.4% of sales for the first nine months of fiscal 2021 compared to 16.2% of sales for the first nine months of fiscal 2019. For the first nine months of fiscal 2020, Customer Facing Costs were 19.8% of sales and Corporate Support Costs were 21.7% of sales.

Impairment of Assets

For the third quarter and first nine months of fiscal 2021, we recognized non-cash gains of $1.2 million and $2.3 million, related to our decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. The portion of the gains that related to previously recorded impairment charges against the operating lease right-of-use asset were included as an offset to previously recorded asset impairment charges. Accordingly, for the third quarter and first nine months of fiscal 2021, $1.1 million and $2.1 million were included as an offset to asset impairment charges, respectively. The remaining $0.1 million and $0.2 million of the gains for the third quarter and first nine months of fiscal 2021, respectively, was included as a reduction of store occupancy costs.

For the third quarter of fiscal 2020, we recognized a non-cash gain of $1.2 million related to the closure of certain stores, which had previously been impaired. Accordingly, $1.1 million of the $1.2 million, related to previously recorded impairment charges was included as an offset to asset impairment charges, with the remaining $0.1 million included as a reduction of store occupancy costs. The results for the first nine months of fiscal 2020, include an impairment charge of $16.3 million, recorded in the first quarter of fiscal 2020 as a result of the significant impact that the COVID-19 pandemic had on our business and the continued uncertainty at that time. The impairment charge included approximately $12.5 million for the write-down of certain right-of-use assets and $3.8 million for the write-down of property and equipment, related to stores where the carrying value exceeded fair value.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2021 decreased to $4.1 million as compared to $5.3 million for the third quarter of fiscal 2020. For the first nine months of fiscal 2021, depreciation and amortization decreased to $13.0 million as compared to $16.4 million for the first nine months of fiscal 2020. The decrease was due to a lower depreciable cost base, especially from our store assets.

Interest Expense, Net

Interest expense for the third quarter of fiscal 2021 was $2.2 million, as compared to $1.1 million for the third quarter of fiscal 2020 and $0.9 million for the third quarter of fiscal 2019. The increase in interest expense for the third quarter of fiscal 2021 was due to a prepayment penalty of $1.1 million in connection with the Company's early repayment of its $17.5 million FILO loan as well as $0.8 million for the write-off of unamortized debt issuance costs associated with both the FILO loan and our prior credit facility. These costs were partially offset by a decrease in interest expense due to reduced borrowing levels in the third quarter of fiscal 2021 as compared to the prior years' third quarters.

For the first nine months of fiscal 2021 interest expense was $4.3 million, as compared to $2.9 million for the first nine months of fiscal 2020 and $2.6 million for the first nine months of fiscal 2019. The increase in interest expense is primarily related to the prepayment fee on the FILO loan of $1.1 million and the write-off of unamortized debt issuance costs for the year to date period of $0.9 million. This increase was partially offset by a decrease in interest expense due to reduced borrowing levels for the first nine months of fiscal 2021 as compared to the prior periods.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2014. While the Company has returned to profitability for the first nine months of fiscal 2021, and has projected that it will generate taxable income and ultimately emerge from a three-year cumulative loss, the Company believes that a full valuation allowance remains appropriate until the Company generates a more consistent history of profitability.

Our tax provision for the third quarter and first nine months of fiscal 2021 was primarily due to income tax in states where NOL usage is statutorily limited. Our tax provision for the third quarter and first nine months of fiscal 2020 was primarily due to state margin tax, based on gross receipts less certain deductions.

Net Income (Loss)

For the third quarter of fiscal 2021, we recorded net income of $13.7 million, or $0.20 per diluted share, compared with a net loss of $(7.0) million, or $(0.14) per diluted share, for the third quarter of fiscal 2020 and a net loss of $(7.2) million, or $(0.14) per diluted share, for the third quarter of fiscal 2019.

For the first nine months of fiscal 2021, we had net income of $46.8 million, or $0.69 per diluted share, compared to a net loss of $(59.5) million, or $(1.16) per diluted share, for the first nine months of fiscal 2020 and a net loss of $(10.2) million, or $(0.21) per diluted share, for the first nine months of fiscal 2019.

Inventory

As of October 30, 2021, our inventory decreased approximately $12.6 million to $82.3 million, as compared to $94.9 million at October 31, 2020 and decreased approximately $37.9 million as compared to $120.2 million at November 2, 2019. Maintaining sufficient inventory levels is our primary focus, given our current sales trends and the ongoing disruptions in the global supply chain. We believe that we will be able to secure sufficient inventory to support our sales forecasts. At the same time, we are continuing to manage inventory conservatively, narrowing our assortment while driving meaningfully greater levels of exclusivity with national brands. At October 30, 2021, our clearance inventory was 6.4% of our total inventory, as compared to 11.8% at October 31, 2020 and 10.0% at November 2, 2019.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our prior and new credit facilities. We took several actions during fiscal 2020 to preserve our liquidity, and in the first quarter of fiscal 2021, we further strengthened our liquidity position by completing a direct offering of our common stock, which raised $4.4 million, net of offering costs. In the first quarter, we refinanced our then existing $15.0 million FILO loan by entering into a new $17.5 million FILO loan, which increased our borrowing capacity. As a result of our improved earnings and free cash flow, in the third quarter of fiscal 2021, we used a portion of the excess cash flow to prepay the FILO loan, which bore an interest rate of 8.50%. At October 30, 2021, we had no outstanding debt, including no borrowings under our revolving credit facility. We believe our cash on hand, availability under our new credit facility, and ongoing cash generated from our operations will be sufficient to fund our working capital requirements and capital expenditures for the next 12 months. However, we remain cautiously optimistic regarding the duration of the pandemic and how it may continue to impact our financial results and liquidity.

For the first nine months of fiscal 2021, cash flow from operations improved to $64.2 million as compared to $(8.6) million for the first nine months of fiscal 2020 and $(14.4) million for the first nine months of fiscal 2019. Free cash flow, a non-GAAP measure, improved to $61.3 million for the first nine months of fiscal 2021 as compared to $(11.6) million for the first nine months of fiscal 2020 and $(25.4) million for the first nine months of fiscal 2019. The improvement in free cash flow was primarily due to our improvement in earnings as well as faster inventory turnover.

Cash flow from financing activities for the first nine months of fiscal 2021 decreased by $102.1 million as compared to fiscal 2020, primarily due to the repayment of amounts outstanding under our revolver, which included the repayment of the $30.0 million that we drew-down on our then existing Credit Facility in March 2020 to provide the Company with financial flexibility during the pandemic as well as the prepayment of our $17.5 million FILO loan in September 2021.

On October 28, 2021, we entered into a new $125.0 million revolving credit agreement, which replaced our prior credit facility that was due to expire in May 2023 (the "New Credit Facility"). The New Credit Facility has a five-year term and provides more favorable terms than the previous credit facility. The New Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the New Credit Facility will be made pursuant to either a Base Rate loan or LIBOR Rate loan, at the Company's option. Base Rate loans will bear interest, at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the daily LIBOR rate plus 1.00% per annum, plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50%. LIBOR Rate loans, which may be either for 1 month or 3 months, will bear interest at (i) the LIBOR rate, or the Benchmark Rate as defined in the credit agreement plus (ii) a varying percentage based on the Company’s average excess availability, of either 1.25% or 1.50%.

We had no outstanding borrowings under the New Credit Facility at October 30, 2021. At October 30, 2021, outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit of $1.2 million. The average monthly borrowing outstanding under the Credit Facility during the first nine months ended October 30, 2021 was approximately $21.8 million, resulting in an average unused excess availability of approximately $49.7 million. Unused excess availability at October 30, 2021 was $74.0 million.

FILO Loans

In March 2021, we refinanced our existing $15.0 million FILO loan (the “existing FILO loan”) and entered into a new $17.5 million FILO loan (the “new FILO loan”). The new FILO loan had higher advance rates, provided additional borrowing capacity of approximately $5.0 to $10.0 million, and carried an interest rate of 8.50%. The terms of the new FILO loan included a prepayment penalty, if any portion of the principal for the new FILO Loan was prepaid during the initial two-year period, equal to the greater of (i) the incremental interest that would have been incurred with respect to that principal repayment during the two year period and (ii) 3% of the principal prepayment, unless the prepayment occurs after March 16, 2022 in connection with the Company’s renegotiation of its Credit Agreement in which case the prepayment premium would be equal to 1% of the principal prepayment.

On September 3, 2021, we prepaid the outstanding balance of $17.5 million under the new FILO loan. In connection with the prepayment, we negotiated a reduced prepayment penalty of $1.1 million and wrote-off unamortized debt issuance costs of $0.8 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at October 30, 2021, October 31, 2020 and November 2, 2019, respectively:

	October 30, 2021		October 31, 2020		November 2, 2019
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	220	1,678	227	1,724	229	1,736
DXL Outlets	16	80	17	82	17	82
Casual Male XL Retail	38	126	49	160	50	164
Casual Male Outlets	20	60	23	69	28	84
Rochester Clothing	-	-	-	-	2	21
Total Stores	294	1,944	316	2,035	326	2,087

We do not plan to open any new stores or rebrand any of our Casual Male XL stores during the remainder of fiscal 2021. We have 112 stores that have leases with either a natural lease expiration or a kick-out option within the next two years. This provides us an opportunity to further evaluate our store portfolio, through ongoing lease renegotiations or lease-term expirations, to ensure that we are optimizing our store profitability and omni-channel distribution. Since the beginning of fiscal 2020, we have renegotiated approximately 155 of our store leases, which we expect will result in over $18.1 million of savings over the life of the leases, including $6.2 million of expected savings in fiscal 2021.

Our capital expenditures for the first nine months of fiscal 2021 were $2.8 million as compared to $2.9 million for the first nine months of fiscal 2020. During the first nine months of fiscal 2021, we closed 6 DXL retail stores, 1 DXL outlet store, 8 Casual Male XL retail stores and 2 Casual Male XL outlets.

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

The following table reconciles free cash flow:

	For the nine months ended
(in millions)	October 30, 2021	October 31, 2020	November 2, 2019
Cash flow from operating activities (GAAP basis)	$64.2	$(8.6)	$(14.4)
Capital expenditures	(2.8)	(2.9)	(11.0)
Free Cash Flow (non-GAAP basis)	$61.3	$(11.6)	$(25.4)

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before any impairment of assets, CEO transition costs and exit costs associated with London operations, if any. We believe that adjusted EBITDA is useful to investors in evaluating our performance and is a key metric to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income (loss):

	For the three months ended				For the nine months ended
	October 30, 2021	October 31, 2020	November 2, 2019		October 30, 2021	October 31, 2020	November 2, 2019
(in millions)
Net income (loss) (GAAP basis)	$13.7	$(7.0)	$(7.2)		$46.8	$(59.5)	$(10.2)
Add back:
Impairment of assets	(1.1)	(1.1)	-	-	(2.1)	15.2	-
CEO transition costs	-	-	-		-	-	0.7
Exit costs associated with London operations	-	-	1.7		-	-	1.7
Provision (benefit) for income taxes	0.1	-	-		0.5	0.1	(0.1)
Interest expense	2.2	1.1	0.9		4.3	2.9	2.6
Depreciation and amortization	4.1	5.3	6.3		13.0	16.4	18.9
Adjusted EBITDA (non-GAAP basis)	$19.0	$(1.7)	$1.7		$62.5	$(24.9)	$13.6

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

Interest Rates

We utilize cash from operations and from our Revolving Facility of our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. Until September 3, 2021, we also had a $17.5 million FILO loan. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the new Credit Facility, which expires October 28, 2026, bear interest at variable rates based on the prime rate or LIBOR.

At October 30, 2021, we had no outstanding borrowings under our Credit Facility. The prime-based rate was 5.00% at October 30, 2021. Prior to the prepayment of the FILO loan, the interest rate was 8.50%.

Based upon a sensitivity analysis as of October 30, 2021, assuming average outstanding borrowing during the first nine months of fiscal 2021 of $21.8 million under our Revolving Facility and an average outstanding balance for the FILO loan of approximately $13.5 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $176,500 on an annualized basis.

Foreign Currency

Our DXL store located in Ontario, Canada conducts business in Canadian dollars. Sales from this store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 30, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

While the majority of our home office employees are working remotely during the COVID-19 pandemic, we have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1

Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 6, 2021 (included as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 31, 2021, and incorporated herein by reference).

3.2

Restated Certificate of Incorporation of the Company (conformed copy incorporating all amendments through August 6, 2021 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 31, 2021, and incorporated herein by reference).

10.1

Credit Agreement dated October 28, 2021 by and among Citizens Bank, N.A., as Administrative Agent and Collateral Agent, Other Lenders identified therein, the Company, as Lead Borrower, and the Borrowers and Guarantors identified therein (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2021, and incorporated herein by reference).

10.2

Destination XL Group, Inc.’s 2016 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2021, and incorporated herein by reference).

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

DESTINATION XL GROUP, INC.

Date: November 19, 2021	By:	/s/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)