Form 10-K
period 2022-01-29
DESTINATION XL GROUP, INC.
filed 2022-03-17
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022 (Fiscal 2021)

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DXLG	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 30, 2021, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $199.9 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 64,301,152 shares of Common Stock, $0.01 par value, outstanding as of March 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 29, 2022

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding the continuing impact of the coronavirus pandemic and its variants on the Company’s business in fiscal 2022, particularly related to the continued impact from disruptions in the supply chain and inflationary pressures, the ability to manage its gross margin rate and inventory, and the geopolitical instability from Russia's invasion of Ukraine. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to the execution of our corporate strategy and ability to grow our market share, and those risks and uncertainties set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions, or circumstances in which the forward-looking statement is based.

COVID-19 Impact on our Business in Fiscal 2021

The COVID-19 pandemic and its variants continued to impact our business and results of operations in fiscal 2021. While we saw significant improvement in our business from fiscal 2020, substantial uncertainty remains regarding the duration of the pandemic, the potential impact of new variants, continued disruptions in the supply chain, labor shortages and the long-term effect of the pandemic on the global economy, and overall consumer demand and spending. The Company has included discussion under Item 1A, Risk Factors, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, with regards to the impact of the COVID-19 pandemic on its financial results in fiscal 2021 and the continued risks that COVID-19 may have on our financial results for fiscal 2022.

Item 1. Business

Destination XL Group, Inc., together with its subsidiaries (the “Company”), is the leading specialty retailer of big & tall men’s apparel with retail locations throughout the United States. We operate under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL outlets, Casual Male XL® and Casual Male XL outlets. At January 29, 2022, we operated 220 DXL retail stores, 16 DXL outlet stores, 35 Casual Male XL retail stores, 19 Casual Male XL outlet stores, and a digital business, including an e-commerce site at www.dxl.com, a mobile site m.destinationXL.com and mobile app. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020 as “fiscal 2021,” “fiscal 2020” and “fiscal 2019,” respectively.

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

We believe the total core addressable market for big & tall men’s clothing and shoes is approximately $10 billion. We determined this core market, defined as sizes XXL+ and waist sizes 42”+, with assistance from The NPD Group.

HISTORY

Our Company was incorporated in the State of Delaware in 1976 under the name "Kara Enterprises, Inc." and subsequently did business under the name "Designs, Inc." Until fiscal 1995, we operated exclusively in Levi Strauss & Co. branded apparel mall and outlet stores. In May 2002, we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest specialty retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition, on August 8, 2002, we changed our name to “Casual Male Retail Group, Inc.” In fiscal 2004, we acquired the Rochester Clothing stores. Through fiscal 2010, we catered to customers through our three store formats, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores).

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

What is unique about our business is our proprietary fit, our ability to manage an array of sizes, and optimizing our in-stock position throughout each season. Our best-selling pant has 58 size combinations and a unique specification as compared to an average retailer who may only have 15 different size combinations. We maintain a consolidated inventory across all channels that enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

Our DXL retail stores, e-commerce site, dxl.com, and mobile app cater to all income demographics and offer our customers merchandise to fit a variety of lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. In addition, we also offer a selection of shoes in sizes 10W to 18W on our website at dxl.com. Our Casual Male XL retail stores primarily carry moderate-priced branded and private-label casual sportswear and dresswear. We also operate Casual Male XL outlets and DXL outlets for our value-oriented customers. Through digital marketplaces, we are able to extend our reach, by providing a select offering of our merchandise to new customers who may not be current DXL customers.

BUSINESS STRATEGY

The structural changes to our business model and the digital transformative work we have accomplished is driving our customers to engage with our brand in new and meaningful ways which together create a bright future for DXL. We strive to deliver a differentiated experience that we believe will resonate with big and tall guys everywhere and our business strategy remains focused on driving initiatives in marketing, technology, and merchandising.

In fiscal 2022, our key initiatives include the following:

•
Digital growth. We have seen substantive growth in our direct business over the past two years and we believe that this shows the sustainability of our digital transformation and our ability to stand out as an omni-channel retail company. This digital growth is not just limited to our DXL.com website and mobile app lead; we have seen growth from third-party marketplaces. We offer our B&T Essentials on Amazon Marketplace, specifically aimed at the value-oriented consumer. We believe these additional avenues will attract a new customer to DXL and increase our brand awareness. We look to further build upon these objectives in fiscal 2022.
•
Marketing initiatives. We have executed a marketing strategy that is responsive to changes in customer shopping habits and behaviors through CRM segmentation, unique personas and personalization of digital interaction such as one-to-one marketing email messaging. Our focus in fiscal 2022 will be building brand awareness to achieve greater market share, the acquisition of new customers, and investing in customer reactivation. For fiscal 2021, our new-to-file increased 27% as compared to fiscal 2019. We want to build off of that growth in fiscal 2022. Our marketing efforts will continue to be primarily digitally-driven, as we continue to develop a more personalized one-on-one connection with our customers.
•
Merchandising initiatives. Over the past few years, we have narrowed our assortment, reducing the number of brands we carry and instead focusing on the development of the assortments and exclusivity. Beginning in the spring of fiscal 2022, we will be adding merchandise from Nautica and vineyard vines to our existing list of exclusive brands. We are aiming to add even more brand exclusivity to our current merchandise selection, allowing us to differentiate ourselves within the big and tall market. Since the latter half of fiscal 2020, we have shifted to a more full-price messaging with fewer merchandise discounts, separating us from other retailers by focusing on our proprietary fit, exclusive merchandise selection and the unique DXL shopping experience.

MERCHANDISE

We offer our customers a broad assortment of apparel that is appropriate to our diverse customer base. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit their apparel needs. We offer such assortments in both private-label product and a wide array of brand-name labels. With over 6,000 styles available, we carry tops in sizes up to 8XL and 8XLT, bottoms with waist sizes 38” to 70”, and shoes in sizes 10W to 18W. Big and tall is all we do.

What sets us apart from our competitors is our proprietary fit. We are different because our fit is different. Our merchandise is not just an extension of regular sizes. The fit is built from unique specifications for every size and style, with specific design features for the big and tall customer.

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

Merchandise assortments in our DXL stores are organized not only by lifestyle but, within each lifestyle, the assortments are shown in a “good,” “better” and “best” visual presentation. With the “best” merchandise assortments featured most prominently in the DXL store, our customers are able to visualize current fashion trends and select their wardrobes within their desired price points in a convenient manner. Our website and select DXL stores also offer certain “luxury” brands.

We carry over 100 well-known national brands (“branded apparel”) as well as a number of our own private-label lines within our “good,” “better” and “best” price points. The penetration of branded apparel in a specific DXL store can range from 39% to 80%, depending on several factors, but on average, approximately half of the assortment is branded apparel.

Several of the national brands that we carry, in sizes 2XL and above, are sold exclusively by us in our stores and on our website and may be available on the brand’s website. In January 2022, we announced that we were adding Nautica and vineyard vines to our list of exclusive brands for Spring 2022. In addition to our exclusive brands, we also work with several other national brands to offer a unique, curated merchandise assortment, in sizes 2XL and above, that are exclusively sold in our stores and on our website and are not available from the brand’s own website. These offerings are a subset of the larger merchandise offering that we carry for these respective brands.

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Champion, Lee, Wrangler and Reebok. Within our product assortment for Champion, we offer exclusive styles specially curated for our customers. In addition, we carry several value-priced private label lines:

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
•
Society of One® is an activewear brand that offers versatile styling options and is grounded by performance technology.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying well-known brands such as: Cutter & Buck®, Levi's®, Columbia, Carhartt®, and Jockey®. Our exclusive brands in this price range in O’Neill®, Nautica® and Nautica Jeans®, Adidas Golf® and vineyard vines®. Within our product assortment for Callaway®, Lacoste®, Majestic and Tommy Bahama® we also offer exclusive styles specially curated for our customers.

Higher-End Fashion Apparel -“Best” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers, such as The North Face®, Polo Ralph Lauren®, Jack Victor®, Michael Kors®, and Tallia®. Our exclusive brands in this price range include Brooks Brothers®, JOE’S® Jeans, 7 for all Mankind®, and Robert Barakett®. Within our product assortment for Psycho Bunny®, Lucky and Robert Graham® we also offer exclusive styles specially curated for our customers.

Shoes

Our DXL website offers an assortment of footwear, with a broad selection from casual to formal, in varying price points. We currently have a selection of more than 200 styles of shoes, ranging in sizes from 10W to 18W, including designer brands such as Cole Haan®, Timberland®, Sketchers, New Balance, Reebok and Deerstags.

STORE CHANNEL

DXL Men’s Apparel Stores

At January 29, 2022, we operated 220 DXL retail stores. Our DXL store concept brings all of our brands together in one format. Within this format, we cater to our diverse customer base, with merchandise representing all price points, from our higher-end brands to value-oriented brands, and all lifestyles, from business to denim. The size of our DXL stores averages 7,600 square feet, but since fiscal 2016 we have opened smaller (5,000-6,500 square feet) DXL stores. Because of the smaller size of these stores, they carry a smaller product offering than our other DXL stores but are representative of the “good, better, best” merchandise variety. Our DXL stores are located on real estate that is highly visible, often adjacent to high-performing regional malls or other high-traffic shopping areas.

Our DXL stores offer up to three times the product offering of a Casual Male XL store. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our price points, to cater to each demographic market.

Over the past few years, we have rebranded select Casual Male XL retail and outlet stores to the DXL retail and outlet store concept. In many markets, rebranding a Casual Male XL store to a DXL store provides a viable alternative to the more costly endeavor of relocating a Casual Male XL store to new DXL real estate. In addition, the converted stores benefit from DXL advertising. We are actively reviewing opportunities to relocate or convert Casual Male XL stores to DXL and we are reviewing white space opportunities in markets where our store footprint is underpenetrated. We expect to continue to invest in stores over the next several years as we further strengthen the store portfolio.

Casual Male XL Retail Stores

At January 29, 2022, we operated 35 Casual Male XL full-price retail stores, located primarily in strip centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual slacks, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,300 square feet.

DXL Outlet /Casual Male XL Outlet Stores

At January 29, 2022, we operated 16 DXL outlet stores and 19 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered at discounted prices to cater to the value-oriented customer. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from DXL and Casual Male XL stores, offering the outlet customer the ability to purchase branded and fashion product for a reduced price.

The average DXL outlet is approximately 5,000 square feet and the average Casual Male XL outlet store is approximately 3,000 square feet.

DIRECT CHANNEL

Our direct business is a critical channel for growing sales and market share through new customer acquisition and digital engagement of the active file. In the past two years, our direct business grew 45.3% in fiscal 2021 as compared to fiscal 2019 and represented approximately 31.0% of our total retail sales in fiscal 2021, as compared to 23.1% of our retail sales in fiscal 2019. Through our digital efforts and marketplace presence, we are creating brand awareness and attracting a new customer to DXL. For fiscal 2021, our new-to-file increased 27% as compared to fiscal 2019. We believe that this new-to-file growth indicates that our investments in digital marketing and the optimization of our digital infrastructure are resonating with new customers.

We define our direct business as sales that originate online, whether through our website, our app, those initiated online at the store level, our Guest Engagement Center, or through a third-party marketplace. We want to serve our customers wherever and how they want to shop, whether in-person at a store, over the telephone, or online via a computer, smartphone or tablet.

A key to being a successful omni-channel retailer is having the ability to showcase all of our store inventories online, resulting in additional transactions that are initiated online, but are ultimately completed in store. In addition, our stores are able to fulfill an order for an item that is out-of-stock in our warehouse. This capability has not only resulted in incremental sales, but it has also helped us reduce clearance merchandise at the store level and manage margins.

DXL Website and App

Our DXL website and app have been instrumental in our growth over the past two years, with sales from our website and app together increasing 55.3% from fiscal 2019. We continue to see our consumers shift to online shopping helping to drive higher new customer acquisition for the website business.

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

Digital Marketplaces

We continue to broaden our reach through digital, third-party marketplaces. A large portion of our assortment is available on Amazon.com and Target.com. Digital marketplaces provide us an opportunity to drive awareness, grow our customer base and introduce new customers to our brand.

WHOLESALE CHANNEL

Our wholesale business focuses on the product development, manufacturing and distribution of big and tall product. This initiative allows us to leverage our existing infrastructure, including DXL’s expertise in technical design and global sourcing. Our wholesale business was driven primarily by our relationship with Amazon. Based on several factors, including low margins, volatility in the global supply chain, increasing lead times and the shifting dynamics of the business, the Company and Amazon have agreed to end the wholesale relationship.

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

Our core merchandise made up approximately 42% of our merchandise assortment in fiscal 2021. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We develop customized assortment strategies by store that accentuate lifestyle preferences for each particular store.

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

Utilizing a set of specific universal reporting tools, the merchandise planning and allocation team is able to fulfill their daily, weekly and monthly roles and responsibilities. These reporting tools provide focused and actionable views of the business to optimize the overall assortment by category and by store. We are confident that our inventory performance is optimized by having all members of the merchandise planning and allocation team follow a standardized set of processes with the use of standardized reporting tools.

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customers. The culture in our stores is to be guest centric in an effort to engage and build a relationship with our guests. Our overall goal is to accomplish three key initiatives in our stores. The first is that we strive to build relationships with all of our guests. The second is that we believe our stores need to be clean, neat and organized in an effort to allow the "just-looking" customer to find what he needs with ease. The last component is our stores serving as mini-distribution centers. The majority of our stores are able to fulfill customer orders for product that we may not have in our distribution center. Our associates are well versed in not only the product selection carried in their specific store, but also the product selection carried online. With a point-of-sale system that can access items online for the customer who is physically in the store, our associates are able to fulfill all of their customers’ needs.

Our multi-unit, field management team receives extensive training on recruiting associates who are the correct fit for our stores. All new DXL store management team hires are trained extensively through senior peer trainers throughout the country. We believe having a mix of internal promotes (store manager to Regional Sales Manager) as well as external hires with extensive multi-unit background gives us an inclusive and diverse Regional Sales management team. Regional Vice Presidents give us touch-points in the field in addition to our Regional Sales Managers and store management team to ensure consistency in executing our standards and all programs and processes we deem important to our success.

Each new member of the store management team goes through extensive training with their Regional Sales Manager and a peer Store Manager. We believe our training system, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customer’s brand loyalty.

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

The COVID-19 pandemic continued to have an impact on our store operations during fiscal 2021. While the majority of our stores remained opened throughout fiscal 2021, we experienced some limited store closures throughout the year as a result of reduced store operating hours and staff shortages. Several of the safety protocols we implemented in fiscal 2020 are still in place. In addition, the majority of our stores continue to offer the option for no-contact, curbside pickup, through our BOPAC (buy online and pickup at curbside) and BOPIS (buy online pick-up in store) programs. For the safety of our field organization, our stores are equipped with iPads to enable our Regional Sales Managers and members of our senior leadership team the ability to engage with stores on a more frequent basis without the risk of travel.

MARKETING AND ADVERTISING

We believe that our marketing initiatives are key to driving our sales growth by increasing traffic to our stores, website and app. We are transforming our brand positioning by targeting our addressable market and focusing on our distinct advantages, which is a brand built around our proprietary fit, a specially-curated, extensive and often exclusive merchandise offering and an experience built around the respect, value and trust for our customers. Our focus is to acquire new customers and achieve a greater lifetime value across our entire customer file.

We have shifted our marketing strategy away from a broad-based shotgun advertising to a more targeted, personalized, data-driven model where we can segment and ultimately engage differently with each of our customers based on their shopping behaviors across all our buying channels. We adopted a stringent, analytical perspective to our marketing program, focusing on understanding incremental outcomes in addition to the “return on ad spend” throughout all of our programs. This data-driven philosophy extends across all of our marketing initiatives as we look at new ways to engage our customers. Our on-going work on enhancing our customer segmentation will ultimately drive our long-term marketing strategy, enabling us to create targeted and personalized content and messaging to our various customer segments.

Our marketing programs includes email, direct mail, loyalty program, direct marketing, digital marketing, social media, and streaming media, among others. Driving new-to-file growth and strengthening our brand positioning with our active file are key to our overall long-term growth and we expect to increase our marketing costs in fiscal 2022 to approximately 6% of sales to support these initiatives. For fiscal 2021, marketing costs were 4.7% of sales.

GLOBAL SOURCING

Our global sourcing strategy is a balanced approach, which considers quality, cost and lead-time, depending on the requirements of the program. We believe our current sourcing structure meets our operating requirements and provide capacity for growth. The growth and effectiveness of our global direct sourcing program is a key component to the strength of merchandise margins.

We have built a strong internal team with extensive experience that is responsible for managing an international network of vendors and suppliers across the globe. We have established strong relationships with many of the leading factories and mills across the globe. Our sourcing network consists of over 28 factories in nine countries which are experts in big & tall sizing and production. In fiscal 2021, approximately 52% of all our product needs were sourced directly. We manufacture a significant percentage of our private-label merchandise in Southeast Asian countries consisting of Vietnam, Bangladesh, Cambodia and India. We continue to reduce dependency on China, inclusive of our raw materials and trims, and have moved certain programs into the Western Hemisphere with duty-free opportunities such as Nicaragua and Mexico.

In 2020, we retained Elevate Ltd., a global leader in supply chain assessment, and instituted 4-Pillar audits of our manufacturing facilities. Our intent is to increase our social, environmental and ethical sustainability by utilizing Elevates audit tool, "ERSA", which stands for ELEVATE Responsible Sourcing Assessment. ERSA 2.0 covers social compliance, human rights, environmental business ethics, and worker’s sentiment surveys. All audits can be found on their EIQ tool which is a web-based analytical system on which we participate in their Ethical Trade Audit platform. Through collaboration with Elevate Ltd., we are currently pursuing a “5-Pillar Audit”, which includes traceability of both raw materials and the equipment used to produce finished goods. We expect to roll out this program in 2022. Our intention is to increase our audit pillars to include all of our raw material suppliers that procure fabric, trims and inner components of our products.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors and buying agents are made in U.S. dollars with payment on account.

DISTRIBUTION

All of our retail distribution operations are centralized at our headquarters located in Canton, Massachusetts. We believe that having a centralized distribution facility maximizes the selling space and in-stock position of our stores and reduces the necessary levels of back-room stock. In addition, the distribution center provides order fulfillment services for our e-commerce business. In-bound calls for our e-commerce business are received at our Canton facility and are primarily fulfilled by our distribution center. If an order cannot be fulfilled by our distribution center, the order is completed at the store level. For our wholesale business, during fiscal 2021 we utilized three coastal third-party cross-dock facilities.

Our supply chain technology provides visibility for imports and domestic deliveries giving our buyers accurate shipping information and allowing the distribution center to plan staffing for arriving freight, resulting in reduced costs and improved receipt efficiency.

Our warehousing application and labor management system enable us to streamline our distribution processes, enhance our in-transit times, and reduce our distribution costs. We will continually work to make improvements and upgrades to our software.

Since 2003, we have utilized United Parcel Services (“UPS”) for all of our store shipments as well as our domestic customer deliveries. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our direct customers with Authorized Return Service and Web labels, making returns more convenient for them. In October 2019, we renewed our contract with UPS through October 2022. We also entered into an agreement with the United States Postal Service to utilize their services when shipping from stores.

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

Using a retail business intelligence solution, we are able to integrate data from several sources and provide enterprise-wide analytics reporting. Over the past few years, we have continued to develop a custom Assortment Suite application. In an effort to improve our inventory management, we have created a standardized set of “best practices” for both our merchandise planning and allocation groups.

Our direct and retail channels maintain a shared inventory system and we operate a single-system platform for our DXL and Casual Male XL stores to deliver improved efficiencies.

During fiscal 2021, we began the process of upgrading our Assortment Suite application to leverage business intelligence and predictive analytics to provide high-impact insights into core merchandising tasks. In addition, we continued to upgrade our security measures, including employing a Security Incident Event Management system.

During fiscal 2022, we will continue upgrading our Assortment Suite and plan to roll-out a new point-of-sale system.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

At DXL, corporate social responsibility and sustainability has been a focus for many years and we recognize the importance of environmental, social and governance ("ESG") issues. We are diligently working to enhance and develop a platform that we can share with our stakeholders. During fiscal 2021, we formed the Corporate Social Responsibility Committee, comprising a cross-discipline of corporate management and engaged with a third-party firm to assist us in the development of the Company's ESG policies and initiatives.

HUMAN CAPITAL MANAGEMENT

As of January 29, 2022, we had 1,353 employees. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement. Our associates are our greatest asset and we are committed to providing them a safe and healthy work environment. Each associate is required to sign a set of policies that include, among other policies, the code of ethics, anti-harassment and procedures for raising a complaint. Our policies also contain protection of human rights and prohibit, among other things, the use of child labor or forced, bonded or indentured labor.

Inclusion and Diversity

We are committed to inclusivity, acceptance, and equality. Since 2017, we have had a diversity and inclusion initiative called “Normalizing the Brand.” The program brings awareness to unconscious bias and focuses on ensuring that the composition of our organization looks and feels like the communities where we live and serve. We have policies and training in place with respect to anti-discrimination and anti-harassment, among others, and provide our associates with access to an anonymous hot-line for reporting any concerns. Throughout the year, we require our associates to participate in educational videos. In early 2022, we will be launching a survey to all associates, specifically focused on Inclusion and Diversity. In early 2021, we joined with CEO Action for Diversity & Inclusion, a coalition of nearly 2,000 CEOs, pledging to advance diversity and inclusion in the workplace. By signing on to this commitment, we have pledged to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected, and where employees feel encouraged to discuss diversity and inclusion without retribution.

Workplace, Culture and Career Development

We are committed to providing our associates an environment where they have an opportunity to provide input on issues affecting the Company’s workforce and the employer-associate relationship. Periodically through the year, we encourage feedback and ideas from our associates through our annual engagement surveys and periodic pulse surveys. Perhaps most importantly, we promote professional and career development and mentorship programs. In 2014, our Associate Engagement & Development Committee implemented the DXLG Mentor Program, which pairs up to 20 mentees with mentors for one-year periods. In April 2016, the DXL Women’s Leadership Group was formed with a mission of “Women supporting, educating and empowering each other @ DXLG”. It started as a pilot program and quickly expanded to now include over 40 female leaders, both people and process managers, in the corporate office and field. In addition, for the past four years, we have presented Leadercast, a platform for leadership development content (held annually in May) and Leadercast Women (held annually in October) as a host site at our corporate headquarters. For the past two years, the programs were made available via an online platform. Our Associate Engagement & Development Committee organizes “Lunch, Learn, Lead” and “Coffee Talk” sessions throughout the year to provide our associates an opportunity to gain insight on a variety of topics, such as, DXL’s social responsibility initiatives, TED talks, Global Sourcing, Normalizing the Brand and Technology. We also have partnered with Marist College to provide our DXL associates and their immediate adult family members a 25% discount toward on-line tuition costs.

Compensation and Benefits

Our compensation programs are designed to pay our associates competitively in the market, based on their skills, qualifications, role, and abilities. Our benefits are designed to help employees and their families stay healthy and help them balance their work and personal lives. These benefits include health and wellness, paid time off, employee assistance, competitive pay, career growth opportunities, paid volunteer time, product discounts, and a culture of recognition. The challenges created by the global pandemic brought mental health awareness to the forefront. We began a program with CALM, an app that provides our home office associates an opportunity to incorporate meditation and other mindfulness activities into their daily routines as well as BurnAlong, a free online health, wellness and fitness platform available to all associates. We also provide an Employee Assistance Program (EAP) which provides 24/7 assistance to associates and their family members for a variety of issues such as stress, family, parenting, finances.

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

Our ability to increase our share of the big & tall men’s apparel market is largely dependent on effectively marketing our merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallets on our product offerings. In order to grow our market share, we depend on the success of our marketing and advertising in a variety of ways, including streaming media advertising, advertising events, loyalty programs, direct mail, and digital marketing, including social media and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future marketing efforts by us, our vendors or our other licensors, may be more costly than prior years and, if not successful, may negatively affect our ability to meet our sales goals and gain market share.

Our direct business is a significant component of our growth strategy, and the failure to develop our e-commerce and internet infrastructure could disrupt our business and negatively impact our sales.

We continue to have increasing levels of sales made through online shopping and via mobile devices. We have made significant investments in capital spending and labor to develop these channels and increased investments in digital marketing to attract new customers. The growth of our overall sales is dependent on customers’ continuing to expand their online purchases in addition to in-store purchases. Over the past two fiscal years, we have seen significant growth in our direct business, with revenue for fiscal 2021 increasing 45.3% from fiscal 2019. While it is our objective to continue to grow this business, there can be no assurance that this growth will continue or be sustainable.

Our success in growing our direct business will depend in part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing sophistication requires that we provide additional website features, functionality and messaging in order to be competitive in the marketplace and maintain market share. We continually update our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences. In addition, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to respond to these risks and uncertainties successfully could reduce our direct sales, increase our costs and diminish our growth prospects, which could negatively affect our operating results.

If we are unable to develop and implement our omni-channel initiatives successfully, our market share and financial results could be adversely affected.

Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs, with the real time store inventory visibility, our mobile app, the expansion of our BOPIS (buy online pick up in stores) and BOPAC (buy online pick up curbside) to help our customers continue to shop during the pandemic. We consider ourselves a customer centric omni-channel retailer, and we continue to make ongoing investments in our information technology systems to support evolving omni-channel capabilities.

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

The majority of our merchandise for our stores and e-commerce operations is received into our centralized distribution center in Canton, Massachusetts, where it is then processed, sorted and shipped to our stores or directly to our customers. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, or disruptions in our distribution center, including potential restrictions due to the pandemic, could result in delays in the delivery of merchandise to our stores or directly to our customers. The COVID-19 pandemic has also resulted in labor shortages, which may affect our ability to process and ship inventory in a timely manner.

With all of our management information systems centralized in our corporate headquarters, any disruption or destruction of our system infrastructure could materially affect our business. This type of disaster is mitigated by our offsite storage and disaster recovery plans, but we would still incur business interruption that may impact our business a significant period of time.

Although we maintain business interruption and property insurance, we cannot be sure that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a disruption relating to our distribution center.

The global impact of the COVID-19 pandemic and its variants have had and, based on the current status and uncertainty, may continue to have an adverse effect on our business, financial results, liquidity, supply chain and workforce.

Since 2020, the COVID-19 pandemic and its variants have caused global uncertainty and disruption and has had a material impact on our business, predominately in fiscal 2020 and early 2021. While we saw significant recovery in our business during fiscal 2021, continued risk and uncertainty remain particularly related to the potential for new variants, current and future actions that may be taken by federal, state and local agencies to mitigate any resurgences, the disruption and recovery of the global supply chain, the long-term economic impact, inflationary pressures, and the continuing labor shortages.

Further, we also recognize that our business benefited from a certain level of pent-up demand and fiscal stimulus policy during fiscal 2021, which may have a negative impact our financial results in fiscal 2022 if we are not able to successfully manage the potential shifts in consumer spending.

Even after the COVID-19 pandemic subsides, our business may be negatively impacted, specifically as it relates to the changes in consumer spending behaviors, the labor market, the global supply chain and inflation, resulting from the pandemic.

Our business may be adversely affected due to disruptions in the global supply chain.

Disruptions in the global supply chain in foreign ports and shortages of vessels and shipping containers may impact our ability to import inventory in a timely manner. The impact of COVID-19 and labor shortages on domestic ports has also created a similar disruption in the supply chain and may continue to cause delays in the receipt and shipment of inventory. In addition, the recent invasion by Russia of Ukraine may cause additional tariffs, sanctions, import/export restrictions and future actions that may have a negative impact on the supply chain and may limit the availability of certain raw materials and associated cost. Furthermore, in the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to loss of sales and an adverse impact on our results of operations. Further, we may also incur incremental freight costs which could negatively harm our gross margin rates.

Our business may be adversely affected if we are unable to manage our store portfolio successfully.

We lease all of our store locations. Renewing and renegotiating these leases at acceptable lease terms is critical to the profitability of our stores. Since the start of the pandemic in March 2020, we have worked closely with our landlords to renegotiate and restructure the majority of our lease portfolio. While sales from the majority of our stores returned to pre-pandemic levels in fiscal 2021, given the ongoing variants, supply chain issues and labor shortages, certain stores may not be profitable and we may not be able to renew existing agreements. We will continue to evaluate our store portfolio to optimize store profitability and omni-channel distribution. As part of that evaluation, we may choose not to renew certain lease locations. We are actively reviewing opportunities to relocate or convert Casual Male XL stores to DXL and we are reviewing white space opportunities in markets where our store footprint is underpenetrated. We expect to continue to invest in stores over the next several years as we further strengthen the store portfolio, but if we are unable to find locations or obtain favorable lease terms, we may not be able to grow or maintain our current store base.

We are dependent on third parties for the manufacture of the merchandise we sell.

We do not own or operate any manufacturing facilities and are therefore entirely dependent on third parties to manufacture the merchandise we sell. Without adequate supplies of merchandise to sell to our customers in the merchandise styles and fashions demanded by our particular customer base, sales would decrease materially and our business would suffer. We are dependent on these third parties’ ability to fulfill our merchandise orders and meet our delivery terms. In the event that manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers might not allocate sufficient capacity to us in order to meet our requirements. Our inability to secure adequate and timely supplies of private-label merchandise would negatively impact proper inventory levels, sales and gross margin rates, and ultimately our results of operations.

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

The United States Treasury Department has placed sanctions on China’s Xinjiang Production and Construction Corporation ("XPCC") for serious human rights abuses against ethnic minorities in China’s Xinjiang Uyghur Autonomous Region ("XUAR"). In addition, in January 2021, the US Customs Border Protection (“CBP”) issued a Withhold Release Order on Products Made in Xinjiang region of China released. In response to the problems in Xinjiang, we developed a Compliance Certificate of Traceability for our cotton vendors. Although we prohibit our vendors from doing business with XPCC, we could be subject to penalties, fines or sanctions and our brand could be harmed if any of the vendors from which we purchase product is found to have done business, directly or indirectly, with XPCC.

We work with a third-party audit vendor to ensure a responsible and ethical supply chain. We are and will continue to pursue our corporate responsibilities and create a positive effect on human rights as well as the environment. If, despite third-party audits, the manufacturing facilities engage in workplace or human rights violations and we are unable to identify or correct it, it may negatively affect our business and harm our brand.

Our business may be negatively impacted and we may be liable if third parties misappropriate proprietary information of our customers and breach our security systems.

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. The majority of our retail sales are settled through credit and debit card transactions. While our Board of Directors has a Cybersecurity and Data Privacy Committee to oversee the monitoring and management of cyber risk and data privacy for our Company, and we have not had any security breaches to date, any breach could expose us to risks of loss, litigation, and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. We attempt to limit exposures to security breaches and sensitive customer data through the use of “tokens” in connection with both in-store and online credit card transactions, which eliminates the storage of credit card numbers. Like many retailers, we have seen an increase in cyberattack attempts, predominantly through phishing and social engineering scams, and in particular, ransomware. While none of these attempts has been successful, there can be no assurance that our continued security measures will be effective or sufficient in the future. If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions, depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We will also need sufficient cash flow to meet our future obligations under our existing credit facility.

The amount that we are able to borrow and have outstanding under our credit facility at any given time is determined using an availability formula based on eligible assets. As a result, our ability to borrow is subject to certain risks and uncertainties, such as advance rates and the amount and quality of inventory, which could reduce the funds available to us under our credit facility. In addition, because of the disruptions in the supply chain, inventory levels may be lower than expected. This directly impacts our borrowing base and there can be no assurance that we can effectively manage the balance of maintaining inventory and sufficient availability, especially during peak selling periods.

We cannot makes assurances that our cash flow from operations or cash available under our credit facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations and we cannot ensure we would be able to obtain refinancing or that such additional financing would be on favorable terms.

Our business is seasonal and is affected by general economic conditions.

Our business is seasonal. Historically, a significant portion of our operating income has been generated during our fourth quarter (November-January). If, for any reason, we miscalculate the demand for our products during our fourth quarter, our sales in that quarter could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer. In addition, our operations may be negatively affected by local, regional or national economic conditions, such as levels of disposable consumer income, inflation, consumer debt, interest rates, consumer confidence and other macro issues. Due to our seasonality, the possible adverse impact from such risks is potentially greater if any such risks occurs during our fourth quarter.

We may be unable to achieve our environmental, social and governance goals.

We are committed to corporate social responsibility and sustainability and we recognize the importance of environmental, social and governance ("ESG") issues. During fiscal 2021, we formed the Corporate Social Responsibility Committee, comprising a cross-discipline of corporate management and engaged with a third-party firm to assist us in the development of the Company's ESG policies and initiatives.

Achievement of our initiatives is subject to risks and uncertainties and we may fail to achieve our objectives. We may also incur additional costs and require additional resources to monitor, report, and comply with such ESG practices and regulations. We may also face pressure from our stockholders, customers and employees to make accelerated and material advancements in these ESG matters.

In addition, an increasing number of our stakeholders are considering sustainability factors when making related decisions regarding employment, brand loyalty and investment. Failure to establish effective policies, procedures and metrics may negatively affect our reputation, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, operating results, and financial condition.

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

Regulators in the United Kingdom that oversee LIBOR have stated that they cannot guarantee LIBOR's availability beyond the end of 2021 and expects that reliance on LIBOR will be phased out through June 2023. In the absence of a LIBOR rate, our credit facility with Citizens Bank, N.A. provides for a successor rate, based on the Secured Overnight Financing Rate. As such, while we do not expect that we will have to renegotiate our credit facility, we do not know whether it could result in increased interest costs. In the absence of a favorable LIBOR or successor rate, our borrowings bear interest based on the Federal Funds rate. At January 29, 2022, there were no outstanding borrowings under our credit facility, however, we cannot provide assurance that future interest rate charges will not have a material negative impact on our business, financial position, or operating results.

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

Due to the COVID-19 pandemic, during fiscal 2021 we continued to experience labor shortages primarily in our distribution facility and in our stores. If such labor shortages continue, especially during peak-selling periods, it may negatively impact our ability to process inventory in a timely manner and effectively staff our stores. Because of the tight labor market, during fiscal 2021, we increased our starting hourly rate to attract candidates. If we are unable to pass on these higher costs through price increases or reduced workforce hours, our margins and profitability may be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition.

We expect that the costs associated with ocean, rail and road transportation will continue to be higher than pre-pandemic levels and may increase further in fiscal 2022 as a result of continuing supply chain challenges and a tight labor market.

Fluctuations in the price, availability and quality of raw materials and finished goods could increase costs.

Due to the COVID-19 pandemic and the ban of Xinjiang cotton, we are seeing cost increases in labor and across raw materials. We have secured raw materials in key item programs to reduce the impact on our gross margin. Fluctuations in the price, availability and quality of fabrics or other raw materials used in the manufacturing of our merchandise could have a material adverse effect on our gross margin or on our ability to meet our customers’ demands. The prices for fabrics depend on demand and market prices for the raw materials used to produce them. To the extent that we cannot offset these cost increases with other cost reductions or efficiencies, such higher costs will need to be passed on to our customers. Such increased costs could lead to reduced customer demand, which could have a material adverse effect on our results of operations and cash flow.

Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, and increasing local rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), privacy and information security regulations, unclaimed property laws, and many others. The effect of some of these laws and regulations may be to increase the cost of doing business and may have a material impact on our earnings. In addition, the complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements and increased enforcement. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

Risks Related to Our Corporate Structure and Stock

Our stock price has been and will likely continue to be volatile and fluctuate substantially.

The market price of our common stock has been and will likely continue to fluctuate substantially as a result of many factors, some of which are beyond our control. For example, from September 8, 2021, when we relisted on the Nasdaq Global market through January

29, 2022, the reported price of our common stock has ranged from a low of $4.20 on January 28, 2022, to a high of $8.99 on November 17, 2021. Factors that could cause fluctuations in the market price of our common stock include the following:

•
the ongoing effect of the COVID pandemic and its variants on the retail industry and overall economy;
•
overall changes in the economy and general market volatility, including the effects of inflation;
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

As of January 29, 2022, we operated 220 Destination XL retail stores, 16 Destination XL outlet stores, 35 Casual Male XL retail stores and 19 Casual Male XL outlet stores. We lease all of these stores directly from owners of several different types of centers, including life-style centers, shopping centers, freestanding buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 29, 2022.

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

Store count by state at January 29, 2022

United States	DXL retail and outlet stores	Casual Male XL retail and outlet stores
Alabama	2	1
Arizona	6	—
Arkansas	—	1
California	25	4
Colorado	3	—
Connecticut	3	—
Delaware	2	—
Florida	10	6
Georgia	4	2
Idaho	1	—
Illinois	11	2
Indiana	6	3
Iowa	2	1
Kansas	2	—
Kentucky	3	—
Louisiana	3	1
Maine	2	—
Maryland	6	2
Massachusetts	5	2
Michigan	13	1
Minnesota	2	1
Mississippi	—	2
Missouri	5	2
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire	3	—
New Jersey	8	5
New Mexico	1	—
New York	17	1
North Carolina	4	2
North Dakota	—	1
Ohio	10	1
Oklahoma	2	—
Oregon	2	1
Pennsylvania	11	6
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	7	—
Texas	24	3
Utah	1	—
Vermont	1	—
Virginia	6	2
Washington	5	—
West Virginia	—	1
Wisconsin	5	—

International
Toronto, Canada	1	—

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the Nasdaq Global Market under the symbol “DXLG”.

Holders

As of March 15, 2022, based upon data provided by the transfer agent for our common stock, there were approximately 78 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent.

Issuer Purchases of Equity Securities

There were no stock repurchases during fiscal 2021.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2017. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have included a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 18	Jan 19	Jan 20	Jan 21	Jan 22
DXLG	(21.8%)	(2.3%)	(56.0%)	(27.9%)	441.3%
S&P 500	20.4%	(2.0%)	19.2%	15.2%	19.3%
Dow Jones U.S. Apparel Retailers	9.4%	8.4%	10.8%	6.2%	8.1%

Indexed Returns

	Base Period
	Jan 17	Jan 18	Jan 19	Jan 20	Jan 21	Jan 22
Company/Index
DXLG	$100	$78.18	$76.36	$33.64	$24.24	$131.21
S&P 500	$100	$120.37	$117.95	$140.56	$161.86	$193.13
Dow Jones U.S. Apparel Retailers	$100	$109.41	$118.60	$131.47	$139.65	$150.90

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

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

As noted above in Part 1, this Annual Report, including, without limitation, this Item 7, contains “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements because of numerous factors, including, without limitation those risks and uncertainties set forth in Item 1A, Risk Factors, which you are encouraged to read. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Such statements include the potential impact on results in fiscal 2022 as it relates to the ongoing global supply chain disruptions, the geopolitical instability from Russia's invasion of Ukraine, the increase in freight costs, the increase in certain raw materials and labor shortages as well as overall changes in consumer spending and demand due to the continued risk of new variants and inflation. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

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

COVID-19 Impact on our Business in Fiscal 2021

The COVID-19 pandemic and its variants continued to impact our business and results of operations in fiscal 2021. While we saw significant improvement in our business from fiscal 2020, substantial uncertainty remains regarding the impact of the pandemic, including the potential impact of new variants, continued disruptions in the supply chain, labor shortages and the long-term effect on the global economy, and overall consumer demand and spending.

Comparable Sales and E-Commerce (Direct) Sales Definition

Our customer’s shopping experience continues to evolve across multiple channels and we are continually adapting to meet the guest’s needs. The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse. As a result, we continue to see more transactions that begin online but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick-up in a store or at curbside. We define store sales as sales that originate and are fulfilled directly at the store level. E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

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

The Company has not carved-out prior year sales for periods where the stores were temporarily closed in fiscal 2020 due to the pandemic. However, because the Company’s store in Canada was closed by government edict for a significant portion of fiscal 2021, we have removed it from the current calculation of comparable sales.

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include free cash flow, EBITDA, adjusted EBITDA and adjusted EBITDA margin. We believe these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2021 to fiscal 2020 and fiscal 2019. We also provide certain forward-looking information with respect to certain of these non-GAAP financial measures. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net income (loss), net income (loss) per diluted share or cash flow from operating activities in accordance with GAAP. See “Non-GAAP Reconciliations” below for additional information on these non-GAAP financial measures and reconciliations to comparable GAAP measures.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2021, fiscal 2020 and fiscal 2019 were all 52-week periods.

The following review of our results for fiscal 2021 includes certain comparisons against fiscal 2019 in addition to fiscal 2020. Due to the COVID-19 pandemic and its impact on our results, particularly during fiscal 2020, we believe that the additional discussion against fiscal 2019 provides a more meaningful comparison of our business results in fiscal 2021. Our Annual Report on Form 10-K for the year ended January 30, 2021 (fiscal 2020) includes a discussion and analysis of our financial condition and results of operations comparing fiscal 2020 to fiscal 2019 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EXECUTIVE OVERVIEW

	Fiscal 2021	Fiscal 2020	Fiscal 2019
	(in millions, except for percentage of sales and per share data)
Sales	$505.0	$318.9	$474.0
Net income (loss)	$56.7	$(64.5)	$(7.8)
Adjusted EBITDA (Non-GAAP)	$76.9	$(24.2)	$23.5

As a percentage of sales:
Gross margin	49.5%	32.9%	43.1%
SG&A expenses	34.2%	40.5%	38.1%
Operating margin	12.3%	(19.0%)	(0.9%)
Adjusted EBITDA margin (Non-GAAP)	15.2%	(7.6%)	5.0%

Per diluted share:
Net income (loss)	$0.83	$(1.26)	$(0.16)

Liquidity:
Cash flow from operating activities	$75.5	$(1.2)	$15.8
Free cash flow (Non-GAAP)	$70.3	$(5.5)	$2.4

For the first time in the Company's history, we exceeded $500.0 million in sales, with growth across all retail channels during fiscal 2021. As compared to fiscal 2019, our comparable sales increased 14.2% driven by a comparable sales increase in the direct business of 44.0% and an increase in stores of 4.8%. This growth was the result of new customer acquisition, which was up 27% over fiscal 2019, as well as increases in conversion rate and dollars per transaction. We achieved this top-line growth while maintaining a low promotional posture, resulting in a 300 basis point improvement in merchandise margins as compared to fiscal 2019. As a result of this margin improvement, coupled with our restructured lease portfolio and lower operating cost base, we reported net income for fiscal 2021 of $56.7 million, or $0.83 per diluted share, and adjusted EBITDA of $76.9 million.

We ended fiscal 2021 in a substantially stronger liquidity position than a year ago. As a result of our earnings, we generated $75.5 million in cash flows from operations during fiscal 2021, resulting in $70.3 million of free cash flow, which we used to retire our long-term debt, pay off our revolver and renegotiate our credit facility on more favorable terms. At January 29, 2022, we are debt-free and have cash on hand of $15.5 million and excess availability under our credit facility of $68.9 million.

Our primary objective for fiscal 2022 is to build off the many successes we had in fiscal 2021 by continuing to drive new customer acquisition and lifetime value through greater retention and new channels of distribution. We are excited about the growth we saw this year and believe that we gained market share during this fiscal year. However, we also recognize that our business benefited this year from many macro-level tailwinds as well, including emergence from the pandemic restrictions, pent-up demand, and fiscal stimulus policy which we do not expect to deliver the same sales lift in fiscal 2022. We are also cautious of the ongoing global issues that may impact us through fiscal 2022, including the Russian invasion of Ukraine, supply chain disruptions, increased freight costs, increased cost of raw materials, labor shortages and overall changes in consumer sentiment.

As discussed more fully below under “Liquidity and Capital Resources” subsequent to the end of fiscal 2021, our Board of Directors approved a stock repurchase plan, pursuant to which we can purchase up to $15.0 million of our outstanding common stock through March 15, 2023.

SALES

For fiscal 2021, total sales increased 58.3% to $505.0 million from $318.9 million for fiscal 2020 and increased 6.5% from $474.0 million in fiscal 2019.

As compared to fiscal 2020, comparable sales increased 68.5%, with stores up 98.1% and the direct business up 25.4%. The comparable sales increase from our stores is largely due to the fact that our stores in fiscal 2020 were closed for a period of time due to the pandemic and many operated with reduced hours after reopening. In fiscal 2021, our customers returned to in-person shopping and our stores out-performed our expectations. Despite the surge of customers returning to stores, our direct business continued to grow in fiscal 2021, primarily driven by increased sales from our dxl.com website and mobile app. We also saw continued sales growth through our third-party marketplace presence, which is attracting a new customer to DXL.

As compared to fiscal 2019, comparable sales increased 14.2%, primarily due to a comparable sales increase in the direct business of 44.0% and an increase in stores of 4.8%. The growth in our direct business is due largely to our website and the growth from our mobile app. While store traffic remained soft during fiscal 2021, we saw strong increases in conversion rates and dollars per transaction as compared to fiscal 2019. The majority of our stores improved their performance as compared to fiscal 2019, but our Southeast, Midwest and South Central stores generally outperformed the other regions of the country. We attribute this trend to the fact that some areas of the country lifted mandates earlier than others and customer comfort level regarding in-store shopping differed throughout the country.

For fiscal 2021, wholesale revenues were $5.4 million as compared to $16.6 million in fiscal 2020 and $12.5 million in fiscal 2019. While a significant portion of our wholesale revenues in fiscal 2020 were due to the sale of masks, our wholesale business was driven primarily by our relationship with Amazon. Based on several factors, including low margins, volatility in the global supply chain, increasing lead times and the shifting dynamics of the business, the Company and Amazon have agreed to end the wholesale relationship.

GROSS MARGIN

The gross margin rate for fiscal 2021, inclusive of occupancy costs, was 49.5% compared to 32.9% in or fiscal 2020 and 43.1% for fiscal 2019.

As compared to fiscal 2020, our gross margin rate improved by 1660 basis points, driven by an increase in merchandise margin of 860 basis points and an improvement in occupancy of 800 basis points due to the leveraging of sales. On a dollar basis, occupancy costs decreased $4.2 million, or 6.7% as a result of our lease renegotiations as well as closed stores.

As compared to fiscal 2019, our gross margin rate for the year improved by 640 basis points, driven by a 300 basis point improvement in merchandise margins and a 340 basis point improvement in occupancy costs. As a result of our lease renegotiations as well as closed stores, on a dollar basis, occupancy costs for fiscal 2021 decreased by $12.5 million, or 17.7%, as compared to fiscal 2019.

The improvement in merchandise margin in fiscal year 2021 was primarily driven by our low promotional strategy and low clearance levels. Partially offsetting the savings from the reduction in markdowns was the continuing increase in the cost of freight due to shortages of vessels for overseas product, port congestion, and labor shortages of truck drivers. We estimate that the supply chain disruptions negatively impacted gross margin by approximately 84 basis points and we expect that we will continue to experience cost increases related to these supply chain issues as well as due to the increase in the cost of certain raw materials, particularly cotton, well into fiscal 2022. In aggregate, we expect that gross margin for fiscal 2022 may be impacted by upwards of 200 basis points after factoring in freight, markdowns, and the increased cost of certain raw materials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales were 34.2% for fiscal 2021, as compared to 40.5% in fiscal 2020 and 38.1% in fiscal 2019.

On a dollar basis, compared to fiscal 2020, SG&A expenses increased by $43.9 million primarily driven by an increase in variable costs as a result of our sales growth, including increases in store payroll and payroll-related costs, performance incentives and advertising. However, our costs as a percentage of sales significantly improved as a result of the cost-savings initiatives implemented in fiscal 2020.

On a dollar basis, compared to fiscal 2019, SG&A expenses for fiscal 2021 decreased $7.7 million. The decrease in SG&A expenses for the year was primarily due to the cost-savings initiatives implemented in fiscal 2020 and reductions in payroll and payroll-related costs. These costs were partially offset by an increase in incentive performance-based accruals and the reinstatement of our 401(k) profit sharing contribution.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store operating costs, represented 19.1% of sales for fiscal 2021, compared to 20.2% of sales for fiscal 2020 and 22.6% of sales for fiscal 2019. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 15.1% of sales, compared to 20.3% of sales for fiscal 2020 and 15.5% of sales for fiscal 2019.

IMPAIRMENT OF ASSETS

Asset impairment charges primarily represent the write-down of operating lease right-of-use assets, where the carrying value exceeds fair value, and the write-down of store property and equipment. In addition, any subsequent gains recognized in connection with a store closure related to a previously recorded operating lease right-of-use asset impairment will be included as an offset to impairment charges, with the remainder of the gain included as a reduction in store occupancy costs.

For fiscal 2021, the Company recorded a non-cash gain of $2.7 million on the reduction of its operating lease liability in connection with its decision to close certain retail stores, which resulted in a revaluation of the lease liability. Of the total non-cash gain, $2.3 million related to leases where the right-of-use assets had previously been impaired, and therefore, the gain was recorded as a reduction of the previously-recorded impairment. The remaining gain $0.4 million was recorded as a reduction to occupancy costs.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $17.2 million, as compared to $21.5 million in fiscal 2020 and $24.6 million for fiscal 2019. Our depreciation expense has been decreasing over the past few years, due to our reduced capital expenditures.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2021 was $4.4 million, as compared to $3.9 million for fiscal 2020 and $3.3 million for fiscal 2019. The interest expense for fiscal 2021 includes a prepayment penalty of $1.1 million in connection with the Company's early prepayment of its $17.5 million FILO loan as well as $0.9 million for the write-off unamortized debt issuance costs associated with both the FILO loan and our prior credit facility. These costs were partially offset by a decrease in interest expense due to reduced borrowing levels in fiscal 2021 as compared to fiscal 2020 and fiscal 2019.

INCOME TAXES

Realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards, of which approximately $100.7 million will expire from fiscal 2028 through fiscal 2037, is dependent on generating sufficient taxable income. In addition, there are $43.1 million of federal net operating loss carryforwards that do not expire.

At the end of fiscal 2013, we entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, we established a full valuation allowance against our net deferred tax assets. Although we returned to profitability in fiscal 2021, we believe that a full valuation allowance remains appropriate at this time. Our conclusion is based on the fact that we remain in a three-year cumulative loss position, which is considered significant negative evidence. Once we transition to a three-year cumulative profit position and demonstrate more consistent and prolonged profitability, we will reevaluate the valuation allowance.

Our tax provision for fiscal 2021 was primarily due to income tax in states where NOL usage is statutorily limited. Our tax provision for fiscal 2020 was primarily due to state margin tax, based on gross receipts less certain deductions. See Note F of the Notes to the Consolidated Financial Statements.

NET INCOME (LOSS )

Net income for fiscal 2021 was $56.7 million, or $0.83 per diluted share, as compared to a net loss of $(64.5) million, or $(1.26) per diluted share, in fiscal 2020 and a net loss of $(7.8) million, or $(0.16) per diluted share, in fiscal 2019. The improvement in earnings for fiscal 2021 was due to an increase in our comparable sales as compared to both fiscal 2020 and fiscal 2019, an improvement in gross margin driven by lower markdowns and restructured lease portfolio, and a reduction in operating costs, as a percentage of sales, as a result of our cost-savings initiatives implemented in fiscal 2020. In addition, our significant net operating loss carryforwards minimized our cash tax payments.

Included in our results for fiscal 2021 was a gain of $2.3 million against previously recognized impairment charges. Results for fiscal 2020 and fiscal 2019 included asset impairment charges of $14.8 million and $0.9 million, respectively. Fiscal 2019 also included charges of $1.7 million for exit costs associated with our London operations and $0.7 million in CEO transition costs.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The sales results for fiscal 2020 reflect the impact that the COVID-19 pandemic had on the Company’s business, especially in the first and second quarters when we temporarily closed all of our stores in response to the pandemic. The amounts shown are also not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of other stores during these periods. Consistent with the retail apparel industry, our business is seasonal. (Certain columns may not foot due to rounding)

(in millions, except percentages)	Fiscal 2021		Fiscal 2020		Fiscal 2019
First quarter	$111.5	22.1%	$57.2	17.9%	$113.0	23.8%
Second quarter	138.6	27.4%	76.4	24.0%	123.2	26.0%
Third quarter	121.5	24.1%	85.2	26.7%	106.6	22.1%
Fourth quarter	133.5	26.4%	100.1	31.4%	131.2	27.7%
	$505.0	100.0%	$318.9	100.0%	$474.0	100.0%

EFFECTS OF INFLATION

During fiscal 2021, we began to be impacted by the effects of the inflationary pressures on freight, raw materials, and labor. We have taken selective price increases on our merchandise assortment to mitigate the pressure on gross margin. If such inflationary pressures increase, the effects may have an increased impact on our financial results in fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, which is discussed below. We took several actions during fiscal 2020 to preserve our liquidity, and in the first quarter of fiscal 2021, we further strengthened our liquidity position by completing a direct offering of our common stock, which raised $4.4 million, net of offering costs. Also in the first quarter of fiscal 2021, we refinanced our then existing $15.0 million FILO loan by entering into a new $17.5 million FILO loan, which increased our borrowing capacity. As a result of our improved earnings and free cash flow, in the third quarter of fiscal 2021, we used a portion of the excess cash flow to prepay the FILO loan, which bore an interest rate of 8.50%. At January 29, 2022, we had no outstanding debt, including no borrowings under our credit facility.

At January 29, 2022, our material contractual obligations primarily consisted of our operating lease obligations, as disclosed in Note E, Leases, to the Notes to the Consolidated Financial Statements. In addition to our lease obligations, at January 29, 2022, we were also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million in each fiscal year through fiscal 2023.

We believe our cash on hand, availability under our credit facility, and ongoing cash generated from our operations will be sufficient to fund our working capital requirements, commitments, capital expenditures and, as discussed further below, our stock repurchase program which was announced in March 2022. However, we remain cautious regarding the effect that the pandemic could have on consumer sentiment and the geopolitical impact of Russia's invasion of Ukraine on our business and the global economy.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cash flow from operating activities	$75.5	$(1.2)	$15.8
Capital expenditures	(5.3)	(4.2)	(13.4)
Free Cash Flow (Non-GAAP)	$70.3	$(5.5)	$2.4

Cash on hand, at year end	$15.5	$19.0	$4.3
Total debt, net of unamortized debt issuance costs	$-	$74.4	$54.1
Unused excess availability under Credit Facility	$68.9	$11.5	$48.5

Credit Facility

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

We had no outstanding borrowings under the New Credit Facility at January 29, 2022. At January 29, 2022, outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit of $1.4 million. The average monthly borrowing outstanding under the credit facilities during fiscal 2021 was approximately $16.4 million, resulting in an average unused excess availability of approximately $56.2 million. Unused excess availability at January 29, 2022 was $68.9 million. Our obligations under the New Credit Facility are secured by a lien on substantially all of our assets.

Our New Credit Facility is described in more detail in Note D to the Notes to the Consolidated Financial Statements.

FILO Loan

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

On September 3, 2021, we prepaid the outstanding balance of $17.5 million under the new FILO loan. In connection with the prepayment, we negotiated a reduced prepayment penalty of $1.1 million and wrote-off unamortized debt issuance costs of $0.9 million. At January 29, 2022, the Company has no outstanding long-term debt.

Stock Repurchase Program

Subsequent to the end of fiscal 2022, our Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, we may purchase up to $15.0 million of our common stock through open market and privately negotiated transactions during fiscal 2022. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program is expected to commence in the first quarter of fiscal 2022 and will expire on March 15, 2023 but may be suspended, terminated or modified at any time for any reason. We expect to finance the repurchases from operating funds and/or periodic borrowings on our credit facility. Any repurchased common stock will be held as treasury stock.

INVENTORY

At January 29, 2022, total inventories decreased to $81.8 million from $85.0 million at January 30, 2021 and $102.4 million at February 1, 2020. Maintaining sufficient inventory levels, given the ongoing supply chain disruptions, remains a primary focus. We believe that we have secured sufficient inventory to support our current sales forecast. We are continuing to manage our inventory conservatively, narrowing our assortments and increasing exclusivity with our national brands. As a result, we were able to increase our inventory turnover to over 2.0 times as compared to historical turnover of approximately 1.5 times. At January 29, 2022, our clearance inventory was 6.0% of our inventory as compared to 10.4% at January 30, 2021 and 10.0% at February 1, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at January 29, 2022 and January 30, 2021 respectively:

	At January 29, 2022		At January 30, 2021
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	220	1,678	226	1,718
DXL Outlet	16	80	17	82
Casual Male XL Retail	35	115	46	152
Casual Male XL Outlet	19	57	22	66
Total Stores	290	1,930	311	2,018

We did not rebrand any of our Casual Male XL stores or open any new DXL locations during fiscal 2021. In total, we closed 21 stores during the year. Below is a summary of those store closings from January 30, 2021 to January 29, 2022:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Total Stores
At January 30, 2021	226	17	46	22	311
Closed retail stores	(6)	(1)	(11)	(3)	(21)
At January 29, 2022	220	16	35	19	290

Our capital expenditures for fiscal 2021 were $5.3 million, as compared to $4.2 million in fiscal 2020. The capital expenditures for fiscal 2021 primarily related to management information projects to support our distribution center, marketing, stores and website.

In response to the pandemic, capital expenditures for the past two years have been limited. For fiscal 2022, our capital expenditures are expected to be approximately $10.0-$12.0 million. In addition to technology investments related to our marketing and merchandising initiatives, we are also actively reviewing opportunities to relocate or convert Casual Male XL stores to DXL and we are reviewing white space opportunities in markets where our store footprint is underpenetrated. We believe that our store portfolio is a vital asset to our business strategy and we expect to continue to invest in stores over the next several years as we further strengthen the store portfolio. Over the next three to five years, based on our preliminary store development plan, we believe that we could potentially open up to 50 new and relocated stores.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below. We believe these measures provide helpful information with respect to the Company’s operating performance to shareholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2021 to fiscal 2020 and fiscal 2019, on a comparable basis. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net income (loss), net income (loss) per diluted share or cash flows from operating activities in accordance with GAAP. (Certain amounts in the following tables may not foot due to rounding.)

Free Cash Flow

We calculate free cash flow as cash flow provided by operating activities less capital expenditures. Free cash flow excludes the mandatory and discretionary repayment of debt. The following table provides a reconciliation of free cash flow:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cash flow from operating activities (GAAP)	$75.5	$(1.2)	$15.8
Capital expenditures	(5.3)	(4.2)	(13.4)
Free cash flow (non-GAAP)	$70.3	$(5.5)	$2.4

EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin

EBITDA, Adjusted EBITDA, EBITDA margin and adjusted EBITDA margin are presented because we believe that these measures are useful to investors in evaluating our performance. Management uses EBITDA as a key metric to measure profitability and economic productivity. EBITDA is calculated as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is calculated as EBITDA before asset impairment charges, exit costs associated with London operations, CEO transition costs and corporate restructuring. EBITDA margin and Adjusted EBITDA margin are calculated as EBITDA and Adjusted EBITDA, respectively, divided by sales.

The following table is a reconciliation of net income (loss) on a GAAP basis to EBITDA and Adjusted EBITDA, on a non-GAAP basis, for each fiscal year:

(in millions, except percentages)	Fiscal 2021	Fiscal 2020	Fiscal 2019

Net income (loss), on a GAAP basis	$56.7	$(64.5)	$(7.8)
Add back:
Provision for income taxes	0.9	0.1	0.1
Interest expense	4.4	3.9	3.3
Depreciation and amortization	17.2	21.5	24.6
EBITDA, on a non-GAAP basis	$79.2	$(39.0)	$20.2
Add back:
Exit costs associated with London operations	$—	$—	$1.7
CEO transition costs	—	—	0.7
Impairment of assets	(2.3)	14.8	0.9
Adjusted EBITDA, on a non-GAAP basis	$76.9	$(24.2)	$23.5

The following table is a reconciliation of operating margin, on a GAAP basis, to EBITDA margin and Adjusted EBITDA margin, on a non-GAAP basis, for each fiscal year:

(as a percentage of sales)	Fiscal 2021	Fiscal 2020	Fiscal 2019

Operating margin, on a GAAP basis	12.3%	(19.0%)	(0.9%)
Add back:
Depreciation and amortization	3.4%	6.7%	5.2%
EBITDA margin	15.7%	(12.2%)	4.3%
Add back:
Exit costs associated with London operations	—	—	0.4%
CEO transition costs	—	—	0.2%
Impairment of assets	(0.5%)	4.7%	0.2%
Adjusted EBITDA margin, on a non-GAAP basis	15.2%	(7.6%)	5.0%

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

Long-Term Incentive Plans

Stock awards are primarily granted pursuant to our Long-Term Incentive Plans (“LTIPs”). During fiscal 2021, we had three active LTIPs: the 2019-2021 LTIP, the 2020-2022 LTIP and the 2021-2023 LTIP. See Note H to the Notes to the Consolidated Financial Statements for additional discussion of our LTIPs. Awards under each LTIP consist of 50% time-based awards and 50% performance-based awards. All time-based awards are amortized over each LTIP’s respective vesting periods.

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

The performance targets under the 2019-2021 LTIP were achieved at the end of fiscal 2021. Based on that achievement, subsequent to the end of fiscal 2021, on March 15, 2022, the Compensation Committee approved a total performance award of $2.6 million, to be awarded in a combination of 50% cash and 50% RSUs. All awards are subject to further vesting through August 31, 2022. Accordingly, at January 29, 2022, the Company has accrued $2.3 million of the $2.6 million award.

With respect to the performance-based component of the 2020-2022 LTIP and the 2021-2023 LTIP, which each approximate $1.9 million, at target, awards will be granted at the end of the respective performance period if the performance targets are achieved. Through the end of fiscal 2021, we have accrued approximately $1.5 million and $0.8 million for performance under the 2020-2022 LTIP and the 2021-2023 LTIP, respectively.

Impairment of Long-Lived Assets

We evaluate property and equipment and operating lease right-of-use assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. Our judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by us that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. We will recognize an impairment when the undiscounted cash flow estimated to be generated by those assets is less than the assets’ carrying amount. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary. The model for undiscounted future cash flows includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs used to estimate the fair value of the respective store’s operating lease right-of-use asset. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. Due to uncertainty around the duration and extent of the pandemic’s impact on future cash flows, the Company’s projections in fiscal 2020 were based on multiple probability-weighted scenarios and assumed that consumer retail spending would remain substantially curtailed for a period of time.

In addition, any subsequent gains recognized in connection with a store closure related to a previously recorded operating lease right-of-use asset impairment will be included as an offset to impairment charges, with the remainder of the gain included as a reduction in store occupancy costs.

For fiscal 2021, we recognized a gain against previously recorded impairment charges of $2.3 million. In fiscal 2020 and fiscal 2019, we recorded net asset impairment charges of $14.8 million and $0.9 million, respectively.

Leases

In accordance with ASU 2016-02, “Leases (Topic 842)” our operating leases are reported as right-of-use assets with corresponding lease liabilities on our Consolidated Balance Sheet. As discussed above, we evaluate, at the individual store level, the right-of-use assets for impairment at least annually but also when facts and circumstances indicate that the carrying value may not be recoverable. Furthermore as the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. See Note A to the Notes to the Consolidated Financial Statements.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, under our Credit Facility we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 28, 2026, bear interest at variable rates based on the prime rate or LIBOR.

At January 29, 2022, we had no outstanding borrowings under the Credit Facility and no long-term debt. Based upon a sensitivity analysis as of January 29, 2022, assuming average outstanding borrowings during fiscal 2021 of $16.4 million under our Credit Facility and an average outstanding balance for the FILO loan of approximately $10.8 million, a 50 basis point increase in interest rates would have increased interest expense by approximately $0.1 million on an annualized basis.

Foreign Currency

Our DXL store located in Toronto, Canada, which closed subsequent to the end of fiscal 2021 on February 28, 2022, conducted business in Canadian dollars. As of January 29, 2022, sales from this store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates did not have a material adverse effect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, Boston, MA, Auditor Firm ID: 185)	35

Consolidated Financial Statements:

Consolidated Balance Sheets at January 29, 2022 and January 30, 2021	37

Consolidated Statements of Operations for the Fiscal Years Ended January 29, 2022, January 30, 2021 and February 1, 2020	38

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended January 29, 2022, January 30, 2021 and February 1, 2020	39

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Fiscal Years Ended January 29, 2022, January 30, 2021 and February 1, 2020	40

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2022, January 30, 2021 and February 1, 2020	41

Notes to Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Impairment of long-lived store assets

As discussed in Note A to the consolidated financial statements, the Company reviews its long-lived assets, which include property and equipment and operating lease right-of-use assets, for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. At January 29, 2022, the Company had property and equipment and operating lease right-of-use assets of $44.4 million and $127.8 million, respectively.

We identified the assessment of impairment triggering events related to long-lived store assets, specifically property and equipment and operating lease right-of-use assets, as a critical audit matter. A high degree of auditor judgment was required to evaluate the Company’s assessment of (1) stores with current period operating or cash flow losses, and (2) underperforming stores based on current period operating or cash flow results relative to their respective historical and expected results.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of identifying and evaluating potential impairment triggering events. This included a control related to the Company’s assessment of (1) stores with current period operating or cash flow losses, and (2) underperforming stores relative to historical or expected operating results. For certain stores, we evaluated the Company’s analysis of potential impairment triggering events by comparing actual operating and cash flow results to historical results, expected results, and the remaining net book value of store assets. We performed sensitivity analyses to assess the impact that reasonably possible changes to future cash flows have on the Company’s evaluation of potential impairment triggering events. We also reviewed board of directors meeting minutes and available industry and analyst information to assess the Company’s identification and evaluation of potential triggering events.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 17, 2022

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 29, 2022 and January 30, 2021

(In thousands, except share data)

	January 29, 2022	January 30, 2021
	(Fiscal 2021)	(Fiscal 2020)
ASSETS
Current assets:
Cash and cash equivalents	$15,506	$18,997
Accounts receivable	2,110	6,416
Inventories	81,764	85,028
Prepaid expenses and other current assets	6,615	3,689
Total current assets	105,995	114,130

Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization	44,442	56,552
Operating lease right-of-use assets	127,812	134,321
Intangible assets	1,150	1,150
Other assets	559	602
Total assets	$279,958	$306,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$25,165	$27,091
Accrued expenses and other current liabilities	35,102	24,825
Operating leases, current	35,191	43,598
Borrowings under credit facility	—	59,521
Total current liabilities	95,458	155,035

Long-term liabilities:
Long-term debt	—	14,869
Operating leases, noncurrent	120,414	135,819
Other long-term liabilities	5,867	5,109
Total long-term liabilities	126,281	155,797

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares and 100,000,000 shares authorized at January 29, 2022 and January 30, 2021 respectively, 77,025,419 and 64,656,384 shares issued at January 29, 2022 and January 30, 2021, respectively	770	647
Additional paid-in capital	319,511	314,747
Treasury stock at cost, 12,755,873 shares at January 29, 2022 and January 30, 2021, respectively	(92,658)	(92,658)
Accumulated deficit	(163,879)	(220,592)
Accumulated other comprehensive loss	(5,525)	(6,221)
Total stockholders' equity (deficit)	58,219	(4,077)
Total liabilities and stockholders' equity (deficit)	$279,958	$306,755

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

(In thousands, except per share data)

	January 29, 2022	January 30, 2021	February 1, 2020
	(Fiscal 2021)	(Fiscal 2020)	(Fiscal 2019)
Sales	$505,021	$318,946	$474,038
Cost of goods sold including occupancy costs	255,197	214,081	269,837
Gross profit	249,824	104,865	204,201

Expenses:
Selling, general and administrative	172,962	129,062	180,663
Exit costs associated with London operations	—	—	1,737
CEO transition costs	—	—	743
Impairment of assets	(2,344)	14,841	889
Depreciation and amortization	17,226	21,477	24,563
Total expenses	187,844	165,380	208,595

Operating income (loss)	61,980	(60,515)	(4,394)

Interest expense, net	(4,350)	(3,917)	(3,297)

Income (loss) before provision for income taxes	57,630	(64,432)	(7,691)

Provision for income taxes	917	106	105

Net income (loss)	$56,713	$(64,538)	$(7,796)

Net income (loss) per share - basic	$0.89	$(1.26)	$(0.16)
Net income (loss) per share - diluted	$0.83	$(1.26)	$(0.16)

Weighted-average number of common shares outstanding:
Basic	63,401	51,317	49,992
Diluted	68,031	51,317	49,992
The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

(In thousands)

	January 29, 2022	January 30, 2021	February 1, 2020
	(Fiscal 2021)	(Fiscal 2020)	(Fiscal 2019)
Net income (loss)	$56,713	$(64,538)	$(7,796)

Other comprehensive income (loss) before taxes:
Recognition of accumulated foreign currency translation adjustment	$—	—	$792
Foreign currency translation	(62)	(44)	(83)
Pension plan	758	254	(957)
Other comprehensive income (loss) before taxes	696	210	(248)
Tax provision related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	696	210	(248)
Comprehensive income (loss)	$57,409	$(64,328)	$(8,044)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 2, 2019	62,242	$622	$310,393	(12,755)	$(92,658)	$(153,534)	$(6,183)	$58,640

Stock compensation expense			1,922					1,922
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity			304					304
Issuance of common stock, upon RSUs release	977	10	(10)					—
Shares withheld for taxes related to net share settlement of RSUs	(111)	(1)	(243)					(244)
Deferred stock vested	13	—	—					—
Cancellations of restricted stock, net of issuances	(20)	—	—					—
Board of directors compensation	196	2	567					569
Change in accounting principle due to adoption of ASC 842						5,276		5,276
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(957)	(957)
Foreign currency							(83)	(83)
Recognition of accumulated foreign currency translation adjustment (Note A)							792	792
Net loss						(7,796)		(7,796)
Balance at February 1, 2020	63,297	$633	$312,933	(12,755)	$(92,658)	$(156,054)	$(6,431)	$58,423

Stock compensation expense			1,446					1,446
Issuance of common stock, upon RSUs release	588	6	(6)					—
Deferred stock vested	114	1	(1)					—
Board of directors compensation	657	7	375					382
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							254	254
Foreign currency							(44)	(44)
Net loss						(64,538)		(64,538)
Balance at January 30, 2021	64,656	$647	$314,747	(12,755)	$(92,658)	$(220,592)	$(6,221)	$(4,077)

Issuance of common stock through private direct offering, net of offering costs	11,111	111	4,264					4,375
Stock compensation expense			1,229					1,229
Issuance of common stock, upon RSUs and PSUs release	788	8	(8)					—
Exercise of stock options	522	5	771					776
Shares withheld for taxes related to net share settlement	(285)	(3)	(1,864)					(1,867)
Board of directors compensation	233	2	372					374
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							758	758
Foreign currency							(62)	(62)
Net income						56,713		56,713
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

(In thousands)

	January 29, 2022	January 30, 2021	February 1, 2020
	(Fiscal 2021)	(Fiscal 2020)	(Fiscal 2019)
Cash flows from operating activities:
Net income (loss)	$56,713	$(64,538)	$(7,796)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Recognition of accumulated foreign currency translation adjustment	—	—	792
Amortization and write-off of deferred debt issuance costs	1,179	146	139
Impairment of assets	(2,344)	14,841	889
Depreciation and amortization	17,226	21,477	24,563
Stock compensation expense	1,229	1,446	1,922
Board of directors stock compensation	374	382	569

Changes in operating assets and liabilities:
Accounts receivable	4,306	(197)	(1,174)
Inventories	3,264	17,392	4,417
Prepaid expenses and other current assets	(2,926)	7,194	1,252
Other assets	407	613	1,797
Accounts payable	(1,926)	(4,672)	(2,655)
Operating leases, net	(14,959)	(2,440)	(4,254)
Accrued expenses and other liabilities	12,998	7,128	(4,658)
Net cash provided by (used for) operating activities	75,541	(1,228)	15,803

Cash flows from investing activities:
Additions to property and equipment, net	(5,272)	(4,243)	(13,399)
Net cash used for investing activities	(5,272)	(4,243)	(13,399)

Cash flows from financing activities:
Proceeds from issuance of common stock from private direct offering, net of offering costs	4,375	—	—
Proceeds from new FILO loan	17,500	—	—
Repayment of FILO loans	(32,500)	—	—
Net borrowings (repayments) under credit facility	(59,733)	20,155	(2,690)
Debt extinguishment costs	(1,111)	—	—
Debt issuance costs	(1,200)	(25)	—
Proceeds from the exercise of stock options	776	—	—
Tax withholdings paid related to net share settlements	(1,867)	—	(244)
Net cash provided by (used for) financing activities	(73,760)	20,130	(2,934)
Net increase (decrease) in cash and cash equivalents	(3,491)	14,659	(530)
Cash and cash equivalents:
Beginning of period	18,997	4,338	4,868
End of period	$15,506	$18,997	$4,338

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 29, 2022

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s clothing and shoes. The Company operates under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL Outlets®, Casual Male XL® and Casual Male XL Outlets. At January 29, 2022, the Company operated 220 DXL stores, 35 Casual Male XL stores, 19 Casual Male XL outlets and 16 DXL outlets located throughout the United States, including a store in Canada and an e-commerce site, www.dxl.com, and a mobile app.

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

Impact of COVID-19 Pandemic on Business

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. Because the pandemic had a material impact on the Company's business in fiscal 2020, results for fiscal 2021 may not be comparable to the results for fiscal 2020.

While there were positive signs of recovery in fiscal 2021, the duration and continuing impact of the COVID-19 pandemic and its variants on the global economy remains uncertain and could continue to have a material impact on the Company’s results of operations, financial condition and cash flows.

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

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2021, fiscal 2020, and fiscal 2019 were each 52-week periods, which ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for rebates from certain vendors and amounts due from wholesale customers. For fiscal 2021, fiscal 2020 and fiscal 2019, the Company did not incur any losses on its accounts receivable.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

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

Intangibles

Domain Name

In fiscal 2018, the Company purchased the rights to the domain name “dxl.com.” The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset. At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification continues to be valid. At least annually, during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable, the intangible is assessed for impairment using a quantitative impairment model. In the fourth quarter of fiscal 2021, the domain name was assessed for potential impairment and the Company concluded that the domain name was not impaired.

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs, if any, are expensed in the period in which the advertising is first aired. Direct response advertising costs, if any, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There were no deferred direct response costs at January 29, 2022 and January 30, 2021. Advertising expense, which is included in selling, general and administrative expenses, was $24.0 million, $11.9 million and $22.9 million for fiscal 2021, 2020 and 2019, respectively.

Revenue Recognition

The Company’s accounting policies with respect to revenue recognition are discussed in Note B, “Revenue Recognition.”

Foreign Currency Translation

At January 29, 2022, the Company had one store located in Toronto, Canada. Assets and liabilities for this store were translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity (deficit) was translated at applicable historical exchange rates. Income, expense and cash flow items were translated at average exchange rates during the period. Resulting translation adjustments were reported as a separate component of stockholders’ equity (deficit). The Company's store in Toronto, Canada was closed subsequent to the end of fiscal 2021.

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

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for fiscal 2021, fiscal 2020 and fiscal 2019 are as follows:

	Fiscal 2021			Fiscal 2020			Fiscal 2019
(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(6,224)	$3	$(6,221)	$(6,478)	$47	$(6,431)	$(5,521)	$(662)	$(6,183)

Other comprehensive income (loss) before reclassifications, net of taxes	799	(62)	737	(428)	(44)	(472)	(1,598)	(83)	(1,681)

Recognition of accumulated foreign currency translation adjustment (1)	—	—	—	—	—	—	—	792	792

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (2)	(41)	—	(41)	682	—	682	641	—	641

Other comprehensive income (loss) for the period	758	(62)	696	254	(44)	210	(957)	709	(248)

Balance at end of fiscal year	$(5,466)	$(59)	$(5,525)	$(6,224)	$3	$(6,221)	$(6,478)	$47	$(6,431)

(1)
In connection with the Company’s closing of its Rochester Clothing store in London, England and exiting its London operations, the Company recognized the accumulated foreign currency translation adjustment as an expense and it was included in “Exit costs associated with London operations” on the Consolidated Statement of Operations for fiscal 2019.
(2)
Includes the amortization of the unrecognized (gain)/loss on pension plans, which was charged to “Selling, General and Administrative” expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $682,000 and $641,000 for fiscal 2020 and fiscal 2019, respectively. For fiscal 2021, the Company recognized income of $41,000, as a result of a change in amortization from average remaining future service to average remaining lifetime. There was no related tax effect for any period.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations. The Company has not accrued or paid interest or penalties in amounts that were material to its results of operations for fiscal 2021, fiscal 2020 and fiscal 2019.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to unvested shares of restricted stock, deferred stock and restricted stock units (RSUs) and the exercise of stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	FISCAL YEARS ENDED
	January 29, 2022	January 30, 2021	February 1, 2020
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	63,401	51,317	49,992
Common stock equivalents – stock options, restricted stock, deferred stock and RSUs (1)	4,630	—	—
Diluted weighted average common shares outstanding	68,031	51,317	49,992
(1)
Common stock equivalents, in thousands, of 159 shares and 408 shares for January 30, 2021 and February 1, 2020, respectively, were excluded due to the net loss.

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

	FISCAL YEARS ENDED
	January 29, 2022	January 30, 2021	February 1, 2020
(in thousands, except exercise prices)
Stock options (time-vested)	302	3,648	755
RSUs (time-vested)	—	812	560
Deferred stock	—	191	114
Range of exercise prices of such options	$4.19 -$5.50	$0.53 - $7.02	$1.85 - $7.02

Excluded from the computation of basic and diluted earnings per share for fiscal 2021 were 240,000 shares of unvested performance stock units. For fiscal 2020 and fiscal 2019 720,000 shares of unvested performance stock units were excluded. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, deferred stock of 435,568 shares for fiscal 2021 and fiscal 2020 and 295,604 shares for fiscal 2019 were excluded from basic earnings per share. Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period and are excluded from basic earnings per share until such shares are issued.

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

The Company recognized total stock-based compensation expense, with no tax effect, of $1.2 million, $1.4 million and $1.9 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

The total stock-based compensation cost related to time-vested awards not yet recognized as of January 29, 2022 was approximately $1.6 million and will be expensed over a weighted average remaining life of approximately 24 months.

The total grant-date fair value of awards vested was $1.7 million, $1.5 million and $3.0 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

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

Fiscal years ended:	January 29, 2022	January 30, 2021	February 1, 2020
Expected volatility	97.4% - 104.9%	82.3% - 87.8%	-
Risk-free interest rate	0.31% - 0.60%	0.22% - 0.27%	-
Expected life (in years)	3.0 - 4.0	3.0 - 4.0	-
Dividend rate	-	-	-
Weighted average fair value of options granted	$0.47	$0.32	-
Weighted average fair value of non-vested shares granted	-	-	$1.73

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

Impairment of Long-Lived Assets

The Company recorded a gain of $2.3 million in fiscal 2021 against previously recorded impairment charges. Fiscal 2020 and fiscal 2019 included net impairment charges of $14.8 million and $0.9 million, respectively.

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The model for undiscounted future cash flows includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs used to estimate the fair value of the respective store’s operating lease right-of-use asset. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. With respect to the impairment charges taken on operating lease right-of-use assets, if the Company subsequently makes a decision to close previously impaired stores and a gain is realized as a result of the reevaluation of the existing lease liabilities, to the extent the gain related to previously recorded impairment charges against the right-of-use assets, the gain will be included as an offset to asset impairment charges with the remainder included as a reduction in store occupancy costs.

For fiscal 2021, the Company recognized a non-cash gain of $2.7 million related to the Company’s decision to close certain retail stores, with $2.3 million of the gain included as an offset to asset impairment charges and the remaining $0.4 million of the gain included as a reduction of store occupancy costs.

For fiscal 2020, the Company recorded a total asset impairment charge of $14.8 million, which included $4.1 million for the write-down of store assets and $10.7 million for the net write-down of operating lease right-of-use assets. Included in the write-down of operating lease right-of-use assets of $10.7 million was a non-cash gain of $2.6 million related to closed stores, which had previously been impaired.

The asset impairment charge for fiscal 2019 was $0.9 million, which included $0.7 million for the write-down of operating lease right-of-use assets and $0.2 million for the write-down of store assets.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning accumulated deficit. Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At January 29, 2022, the Company had no short-term leases.

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

See Note E ‘‘Leases’’ for additional information.

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during fiscal 2021, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

B. REVENUE RECOGNITION

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company operates as a retailer of big and tall men’s clothing, which includes sales through stores, direct and wholesale channels. Revenue is recognized by the operating segment that initiates a customer’s order. Store sales are defined as sales that originate and are fulfilled directly at the store level. Direct sales are defined as sales that originate online, including those initiated online at the store level, on its website or on third-party marketplaces. Wholesale sales are defined as sales made to wholesale customers pursuant to the terms of each customer’s contract with the Company. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

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

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are redeemed. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.3 million and $1.0 million at January 29, 2022 and January 30, 2021, respectively.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage". Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $3.3 million and $2.8 million at January 29, 2022 and January 30, 2021, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note A, the Company’s business at January 29, 2022 consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses. The operating results from the wholesale segment have been aggregated with this reportable segment for all periods, but the revenues are separately reported below. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors for each of the following fiscal years:

(in thousands)	Fiscal 2021		Fiscal 2020		Fiscal 2019
Store sales	$344,761	69.0%	$180,143	59.6%	$354,929	76.9%
Direct sales	154,891	31.0%	122,206	40.4%	106,585	23.1%
Retail segment	499,652	100.0%	302,349	100.0%	461,514	100.0%
Wholesale segment	5,369		16,597		12,524
Total sales	$505,021		$318,946		$474,038

C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	January 29, 2022	January 30, 2021
Furniture and fixtures	$75,358	$76,770
Equipment	23,299	23,083
Leasehold improvements	115,821	117,394
Hardware and software	102,950	100,771
Construction in progress	2,376	1,884
	319,804	319,902
Less: accumulated depreciation	275,362	263,350
Total property and equipment, net	$44,442	$56,552

Depreciation expense for fiscal 2021, 2020 and 2019 was $17.2 million, $21.5 million and $24.6 million, respectively.

D. DEBT OBLIGATIONS

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

At January 29, 2022, the Company had no borrowings outstanding and availability of $68.9 million under the New Credit Facility. Average monthly borrowings outstanding during fiscal 2021 were $16.4 million, resulting in an average unused excess availability of approximately $56.2 million. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters of $1.4 million at January 29, 2022.

Because there have been no borrowings under the New Credit Facility, the majority of interest costs incurred during fiscal 2021 were based on the Prior Credit Facility, which bore interest based upon either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.

Borrowings and repayments under the credit facilities for fiscal 2021, fiscal 2020 and fiscal 2019 were as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Borrowings	$40,297	$64,226	$152,336
Repayments	(100,030)	(44,071)	(155,026)
Net borrowings (repayments)	$(59,733)	$20,155	$(2,690)

Long-Term Debt

On March 16, 2021, the Company refinanced its then existing $15.0 million FILO (first-in, last-out) loan and entered into a new $17.5 million FILO loan (the “New FILO loan”). On September 3, 2021, the Company repaid in full its New FILO loan. In connection with the repayment, the FILO lender agreed to a reduction in the amount of the prepayment premium that otherwise would have been payable as a result of the Company’s early repayment. The Company paid a prepayment penalty of $1.1 million which was included in interest expense, net on the Consolidated Statement of Operations for fiscal 2021. The prepayment of the New FILO loan was made from cash on-hand. Interest under the New FILO loan bore interest at 8.5%.

Interest and Fees

The Company paid interest and fees totaling $3.2 million, $3.8 million and $3.3 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Included in the $3.2 million for fiscal 2021 was a prepayment penalty associated with the prepayment of the New FILO loan, as discussed above. In connection with the execution of the Company's New Credit Facility and the prepayment of its New FILO loan, the Company also wrote-off a total of $0.9 million in unamortized debt issuance costs during fiscal 2021, which was included in interest expense, net on the Consolidated Statement of Operations for fiscal 2021.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company opted not to elect this practical expedient and instead accounted for these rent concessions as lease modifications in accordance with ASC 842. As of January 29, 2022, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters, automobile and equipment leases are included in selling, general and administrative expenses on the Consolidated Statement of Operations.

The following table is a summary of the Company’s components of lease cost for fiscal 2021, fiscal 2020 and fiscal 2019:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
(in thousands)
Operating lease cost	$43,921	$47,076	$53,051
Variable lease costs(1)	13,290	14,391	16,248
Total lease costs	$57,211	$61,467	$69,299

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for fiscal 2021, fiscal 2020 and fiscal 2019 is as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$57,816	$47,330	$58,046
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$30,777	$645	$5,401
Net decrease in right-of-use assets due to lease modifications associated with rent concessions and lease exits	$—	$(6,463)	$—

Weighted average remaining lease term	4.3 yrs.	4.5 yrs.	5.4 yrs.
Weighted average discount rate	6.91%	6.47%	7.10%

(1)
The decrease in cash payments for fiscal 2020 as compared to fiscal 2021 and fiscal 2019 was primarily due to rent abatements and deferments negotiated during fiscal 2020 in response to the COVID-19 pandemic.

The table below reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recorded on the Consolidated Balance Sheet as of January 29, 2022:

(in thousands)
2022	$45,667
2023	45,828
2024	36,301
2025	27,977
2026	15,214
Thereafter	9,722
Total minimum lease payments	$180,709
Less: amount of lease payments representing interest	25,104
Present value of future minimum lease payments	$155,605
Less: current obligations under leases	35,191
Noncurrent lease obligations	$120,414

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

At the end of fiscal 2013, the Company entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, the Company established a full valuation allowance against its net deferred tax assets. While the Company returned to profitability in fiscal 2021, until the Company emerges from its three-year cumulative loss and is able to demonstrate consistent and prolonged profitability, the Company believes that a full allowance remains appropriate at this time. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.

As of January 29, 2022, for federal income tax purposes, the Company has net operating loss carryforwards of $100.7 million, which will expire from fiscal 2028 through fiscal 2037 and net operating loss carryforwards of $43.1 million that are not subject to expiration. For state income tax purposes, the Company has $90.0 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2028 through fiscal 2041. Additionally, the Company has $5.3 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2041.

The utilization of net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards, which may be used in future years. As of January 29, 2022, there has been no such ownership change.

The components of the net deferred tax assets as of January 29, 2022 and January 30, 2021 were as follows (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets, net:
Net operating loss carryforward	$36,790	$50,197
Accrued expenses and other	5,223	2,706
Operating lease liabilities	40,301	45,557
Goodwill and intangibles	11	87
Unrecognized loss on pension and pension expense	1,883	2,067
Inventory reserves	1,054	1,002
Foreign tax credit carryforward	486	486
Federal wage tax credit carryforward	824	824
State tax credits	147	147
Operating lease right-of-use assets	(33,103)	(34,365)
Property and equipment	(3,597)	(5,605)
Subtotal	$50,019	$63,103
Valuation allowance	(50,019)	(63,103)
Net deferred tax assets	$—	$—

For fiscal 2021, the Company had total deferred tax assets of $86.7 million, total deferred tax liabilities of $36.7 million and a valuation allowance of $50.0 million.

The provision for income taxes consisted of the following:

	FISCAL YEARS ENDED
	January 29, 2022	January 30, 2021	February 1, 2020
(in thousands)
Current:
Federal	$—	$—	$—
State	912	99	97
Foreign	5	7	8
	917	106	105
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Total provision	$917	$106	$105

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision for income tax:

	FISCAL YEARS ENDED
	January 29, 2022	January 30, 2021	February 1, 2020

(in thousands)
Federal income tax at the statutory rate	$12,102	$(13,531)	$(1,615)
State taxes, net of federal tax benefit	721	78	77
Section 162(m) limitation	1,375	197	541
Permanent items	(893)	245	277
Change in valuation allowance (1)	(12,421)	13,167	850
Other, net	33	(50)	(25)
Total provision	$917	$106	$105
(1)
The change in valuation allowance excludes the amounts allocable to state income tax, which is presented in State taxes, net of federal tax benefit, and other comprehensive income. The change in valuation allowance in fiscal 2019 was impacted by the adoption of ASC 842 in the tax-effected amount of $1.4 million.

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position. The liability for unrecognized tax benefits at January 29, 2022 and January 30, 2021 was approximately $2.0 million and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013. The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized. The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

For fiscal 2021, the Company made tax payments of $0.6 million, as compared to $0.1 million for both fiscal 2020 and fiscal 2019.

G. COMMITMENTS AND CONTINGENCIES

At January 29, 2022, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals. See Note E, “Leases” for the schedule of future remaining lease obligations. In addition to its lease obligations, the Company is also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million in each fiscal year through fiscal 2023.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. When a loss is considered probable, the Company records an accrual based on the reasonably estimable loss or range of loss. Costs related to such legal proceedings are expensed and reported in selling, general, and administrative expenses in the Consolidated Statements of Operations. The Company believes its current accruals at January 29, 2022 are adequate in light of the probable and estimable liabilities. The Company does not believe that any identified claims or litigation will be material to its results of operations, cash flows, or financial condition.

H. LONG-TERM INCENTIVE PLANS

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under these long-term incentive plans were issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan. See Note I, “Stock Compensation Plans.”

At January 29, 2022, the Company has three active LTIPs: 2019-2021 LTIP, 2020-2022 LTIP and 2021-2023 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting. The time-based awards under the 2019-2021 LTIP were granted in a combination of 50% RSUs and 50% cash. For the 2020-2022 LTIP, the time-based awards were granted in a combination of 50% stock options and 50% cash, and for the 2021-2023 LTIP, the time-based awards were granted in a combination of 25% stock options and 75% cash.

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

The performance targets under the 2019-2021 LTIP were achieved at the end of fiscal 2021. Based on that achievement, subsequent to the end of fiscal 2021, on March 15, 2022, the Compensation Committee approved a total performance award of $2.6 million, to be awarded in a combination of 50% cash and 50% RSUs. All awards are subject to further vesting through August 31, 2022. Accordingly, at January 29, 2022, the Company has accrued $2.3 million of the $2.6 million award.

At January 29, 2022, the Company has accrued $1.5 million and $0.8 million for the performance awards under the 2020-2022 LTIP and 2021-2023 LTIP, respectively.

I. STOCK COMPENSATION PLANS

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of our common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduced the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019, an additional 1,740,000 shares on August 12, 2020 and an additional 4,855,000 on August 5, 2021. At January 29, 2022, the Company had 4,800,386 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At January 29, 2022, there were 298,231 stock options that remain outstanding under the 2006 Plan.

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

Stock Option Activity

The following tables summarize the stock option activity under the Company’s 2006 Plan and 2016 Plan, on an aggregate basis, for fiscal 2021:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (000's)
Stock Options
Outstanding options at beginning of year	3,647,581	$1.09		$811
Options granted (1)	1,518,154	0.71		—
Options canceled or expired	(22,542)	4.19		—
Options exercised (2)	(521,643)	1.49		2,493
Outstanding options at end of year	4,621,550	$0.90	8.2 yrs.	$16,067
Options exercisable at end of year	751,743	$2.42	5.6 yrs.	$1,662
Vested and expected to vest at end of year	4,621,550	$0.90	8.2 yrs.	$16,067
(1)
Primarily represents the grant of stock options to purchase an aggregate of 1,078,913 shares of the Company's common stock, at an exercise price of $0.69 per share, in connection with the time-based grant of awards under its 2021-2023 LTIP, see Note H, Long-Term Incentive Plans. In March 2021, the Company also granted to active participants of the LTIP a discretionary grant of stock options to purchase an aggregate of 414,337 shares of the Company's common stock, at an exercise price of $0.75 per share, which vest over 3 years.
(2)
As a result of net share settlements, of the 521,643 stock options exercised, only 389,838 shares of common stock were issued.

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the Company’s 2006 Plan and 2016 Plan, on an aggregate basis, for fiscal 2021:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	815,292	435,568	720,000	1,970,860	$1.69
Shares granted	8,054	—	—	8,054	0.66
Shares vested/issued	(308,055)	—	(480,000)	(788,055)	1.85
Outstanding non-vested shares at end of year	515,291	435,568	240,000	1,190,859	$1.57
Vested and expected to vest at end of year	515,291	435,568	—	950,859

(1)
During fiscal 2021, the vesting of RSUs was primarily related to the time-based awards under the Company’s LTIP plans, see Note H, Long-Term Incentive Plans.
(2)
Represents compensation to certain directors, in lieu of cash, in accordance with their irrevocable elections. During fiscal 2021, all equity issued to directors for compensation, in lieu of cash, was issued only from the Non-Employee Director Compensation Plan. The outstanding deferred shares will be issued upon the director’s separation from service.
(3)
The 720,000 shares of performance stock units (“PSUs”), with a fair value of $1.0 million, represent a sign-on grant in fiscal 2019 to Mr. Kanter. The PSUs vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is $6.00, and one-third when the VWAP is $8.00. During fiscal 2021, 480,000 PSUs vested as a result of achieving a VWAP of $4.00 per share and $6.00 per share. As a result of net share settlement, of the 480,000 PSUs that vested, only 327,120 shares of common stock were issued. The remaining 240,000 PSUs will expire on April 1, 2023 if the $8.00 VWAP is not achieved by that date.

Non-Employee Director Compensation Plan

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Company’s Sixth Amended and Restated Non-Employee Director Compensation Plan.

Through the end of fiscal 2020, non-employee directors were required to take 50% of their annual retainer, which was paid quarterly, in equity. Any shares of common stock or deferred stock issued to a director as part of this 50% requirement were issued from the 2016 Plan. Only discretionary elections of shares of common stock were issued from the Non-Employee Director Compensation Plan.

In November 2020, the Board of Directors approved the Fifth Amended and Restated Non-Employee Director Compensation Plan and all compensation in fiscal 2021 was earned pursuant to this amended plan. The plan was amended to, among other things, increase the number of shares available for grant under the plan by an additional 1,000,000 shares, limit the number of shares that can be issued each quarter to 250,000 shares (with any shortfall satisfied in cash), removed the requirement for directors to take 50% of their annual retainer in equity and removed the ability for directors to select deferred stock.

In December 2021, the Board of Directors approved the Sixth Amended and Restated Non-Employee Director Compensation Plan, which will be effective for board compensation in fiscal 2022. The plan was amended to, among other things, add a minimum equity ownership requirement which will require each director to receive at least 60% of their annual retainers in shares of common stock until the value of their equity ownership is equal to at least three times the annual retainer. Any shares issued to satisfy the minimum equity ownership will be granted from the 2016 Plan. All other shares will be granted under the Non-Employee Director Compensation Plan. The amended plan still limits the maximum number of shares that can be issued in any quarter to 250,000 shares, in aggregate.

The following shares of common stock, with the respective fair value, were issued from the Non-Employee Director Compensation Plan to its non-employee directors as compensation for fiscal 2021, fiscal 2020 and fiscal 2019:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2021	232,910	$374,227
Fiscal 2020	187,897	$75,065
Fiscal 2019	37,113	$69,991

At January 29, 2022, 767,090 shares remain available for grant under the Sixth Amended and Restated Non-Employee Director Compensation Plan.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). In fiscal 2021, the amortization of the unrecognized loss was calculated based on the average remaining lifetime of all employees, as opposed to the average remaining future service of active employees. As a result of this change in amortization, the Company expects a decrease in net periodic pension cost in fiscal 2022 of $47,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	in thousands
Change in benefit obligation:
Balance at beginning of period	$15,864	$16,217
Benefits and expenses paid	(839)	(877)
Interest costs	373	430
Settlements	(353)	(410)
Actuarial (gain) loss	(684)	504
Balance at end of year	$14,361	$15,864

Change in fair value of plan assets:
Balance at beginning of period	$11,351	$11,483
Actual return on plan assets	512	544
Employer contributions	622	611
Settlements	(353)	(410)
Benefits and expenses paid	(839)	(877)
Balance at end of period	$11,293	$11,351

Reconciliation of funded status:
Projected benefit obligation	$14,361	$15,864
Fair value of plan assets	11,293	11,351
Unfunded status	$(3,068)	$(4,513)

Balance sheet classification:
Other long-term liabilities	$3,068	$4,513

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended January 29, 2022, January 30, 2021 and February 1, 2020 include the following components:

	January 29, 2022	January 30, 2021	February 1, 2020
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$373	$430	$581
Expected return on plan assets	(728)	(737)	(724)
Amortization of unrecognized loss	314	989	784
Net pension cost	$(41)	$682	$641

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$6,914	$7,206	$6,303
Net periodic pension cost	41	(682)	(641)
Employer contribution	622	611	420
Change in plan assets and benefit obligations	(1,445)	(221)	1,124
Unrecognized losses at the end of year	$6,132	$6,914	$7,206

The Company’s contribution for fiscal 2022 is estimated to be approximately $864,000.

Assumptions used to determine the benefit obligations as of January 29, 2022 and January 30, 2021 include a discount rate of 3.00% for fiscal 2021 and 2.39% for fiscal 2020. Assumptions used to determine the net periodic benefit cost for the years ended January 29, 2022, January 30, 2021 and February 1, 2020 included a discount rate of 2.39% for fiscal 2021, 2.72% for fiscal 2020 and 3.98% for fiscal 2019.

The expected long-term rate of return for plan assets was assumed to be 6.50% for both fiscal 2021 and fiscal 2020. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Total
FISCAL YEAR	(in thousands)
2022	$908
2023	922
2024	916
2025	907
2026	916
2027-2031	4,502

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2021 and fiscal 2020, by asset category, were as follows:

	Fair Value Measurement
	January 29, 2022				January 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Mutual Funds:
U.S. Equity	$4,446	—	—	$4,446	$4,071	—	—	$4,071
International Equity	3,254	—	—	3,254	2,939	—	—	2,939
Fixed Income	3,486	—	—	3,486	3,527	—	—	3,527
Cash	107	—	—	107	814	—	—	814
Total	$11,293	$—	$—	$11,293	$11,351	$—	$—	$11,351

The Company’s target asset allocation for fiscal 2022 and its asset allocation at January 29, 2022 and January 30, 2021 were as follows, by asset category:

	Target Allocation	Percentage of plan assets at
	Fiscal 2022	January 29, 2022	January 30, 2021
Asset category:
Equity securities	63.0%	68.2%	61.7%
Debt securities	35.0%	30.9%	31.1%
Cash	2.0%	0.9%	7.2%
Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021

	in thousands
Change in benefit obligation:
Balance at beginning of period	$563	$547
Benefits and expenses paid	(40)	(38)
Interest costs	12	14
Actuarial (gain) loss	(21)	40
Balance at end of year	$514	$563

Change in fair value of plan assets:
Balance at beginning of period	$—	$—
Employer contributions	40	38
Benefits and expenses paid	(40)	(38)
Balance at end of period	$—	$—

Projected benefit obligation	$514	$563

Reconciliation of funded status:
Projected benefit obligation	$514	$563
Fair value of plan assets	—	—
Unfunded Status	$(514)	$(563)

Balance sheet classification:
Other long-term liabilities	$514	$563

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	January 29, 2022	January 30, 2021	February 1, 2020
	in thousands
Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$120	$82	$28
Net periodic pension cost	(16)	(15)	(19)
Employer contribution	40	38	33
Change in benefit obligations	(49)	15	40
Unrecognized losses at the end of year	$95	$120	$82

Assumptions used to determine the benefit obligations as of January 29, 2022 and January 30, 2021 included a discount rate of 2.90% for fiscal 2021 and 2.24% for fiscal 2020. Assumptions used to determine the net periodic benefit cost for the years ended January 29, 2022, January 30, 2021 and February 1, 2020 included a discount rate of 2.24% for fiscal 2021, 2.59% for fiscal 2020 and 3.87% for fiscal 2019.

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

In fiscal 2018, the Board ratified and approved the recommendation of the Company’s management team to suspend employer contributions to the 401(k) Plan, for the period from July 1, 2018 until December 31, 2019 and resumed its QACA status for the 2020 plan year. For the 2021 plan year, the Company suspended its QACA safe harbor and, while not required, the Company made a discretionary employer match for 2021. The Company has resumed its QACA status for fiscal 2022.

The Company recognized $2.0 million, $1.5 million and $0.3 million of expense under the 401(k) Plan in fiscal 2021, 2020 and 2019, respectively.

K. REGISTERED DIRECT OFFERING - COMMON STOCK

On February 5, 2021, the Company sold, pursuant to a stock purchase agreement and through a registered direct offering, an aggregate of 11,111,111 shares of its common stock, for a gross purchase price of $5.0 million, before payment of offering costs of $0.6 million. The Company used the net proceeds from the offering for working capital and other general corporate purposes.

L. SUBSEQUENT EVENT

On March 15, 2022, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions.

The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program is expected to commence in the first quarter of fiscal 2022 and will expire on March 15, 2023, but may be suspended, terminated or modified at any time for any reason. The Company expects to finance the repurchases from operating funds and/or periodic borrowings on its credit facility. Any shares of repurchased common stock will be held as treasury stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 29, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2022, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 29, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of January 29, 2022.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of January 29, 2022, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Destination XL Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 17, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 17, 2022

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 17, 2021, the Board of Directors approved the Sixth Amended and Restated Non-Employee Director Compensation Plan, which will be effective for board compensation in fiscal 2022. The plan was amended to, among other things, add a minimum equity ownership requirement, which will require each director to receive at least 60% of his/her annual retainer in shares of common stock until the value of his/her equity ownership is equal to at least three times the annual retainer. Any shares issued to satisfy the minimum equity ownership will be granted from the 2016 Plan. All other shares will be granted from the Non-Employee Director Compensation Plan. The amended plan still limits the maximum number of shares that can be issued in any quarter to 250,000 shares, in aggregate.

The plan was also amended to increase the compensation paid to directors as follows: annual retainer from $120,000 to $135,000, the annual fee for chairman of the board from $20,000 to $40,000, the annual fee for the chairperson of the Audit committee from $10,000 to $20,000 and for all other committees from $5,000 to $10,000.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 29, 2022 in connection with our 2022 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2022.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2022.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2022.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 34 of this Annual Report.

15(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 65 of this Annual Report.

Item 16. Form 10-K Summary

Omitted at registrant’s option.

Index to Exhibits

Exhibits

3.1

Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 6, 2021 (included as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 31, 2021, and incorporated herein by reference).

3.2

Restated Certificate of Incorporation of the Company (conformed copy incorporating all amendments through August 6, 2021 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 31, 2021, and incorporated herein by reference)

3.3	Fourth Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).

4.1	Description of Securities	*

10.1

Company’s 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2014 (File No. 001-34219), and incorporated herein by reference).

†

10.2	Company’s 2016 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2021, and incorporated herein by reference).	†

10.3	Form of Non-Qualified Option Agreement for Associates (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

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

†

10.11	Sixth Amended and Restated Non-Employee Director Compensation Plan.	*†

10.12

Credit Agreement dated October 28, 2021, by and among Citizens Bank, N.A., as Administrative Agent and Collateral Agent, Other Lenders identified therein, the Company, as lead borrower, and the Borrowers and Guarantors identified therein (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2021, and incorporated herein by reference).

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

†

10.26

Employment Agreement between the Company and Stacey Jones effective February 19, 2021 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 27, 2021, and incorporated herein by reference).

†

10.27	Fourth Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2019, and incorporated herein by reference).	†

10.28	Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018, and incorporated herein by reference).	†

10.29	First Amendment to the Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Form 10-Q filed on November 30, 2018, and incorporated herein by reference).	†

10.30	Third Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2020, and incorporated herein by reference).	†

10.31

Letter Agreement, dated January 29, 2014, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2017, and incorporated herein by reference).

10.32

Letter Agreement, dated April 4, 2018, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, and incorporated herein by reference).

10.33	Form of Securities Purchase Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on February 5, 2021, and incorporated herein by reference).

10.34

Placement Agency Agreement, dated February 5, 2021, between the Company and D.A. Davidson & Co. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed on February 5, 2021, and incorporated herein by reference).

10.35

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

10.37

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 29, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
March 17, 2022
	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ HARVEY S. KANTER Harvey S. Kanter	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2022
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 17, 2022
/s/ JOHN F. COONEY John F. Cooney	Vice President and Managing Director of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 17, 2022
/s/ LIONEL F. CONACHER Lionel F. Conacher	Chairman of the Board of Directors	March 17, 2022

/s/ CARMEN BAUZA	Director	March 17, 2022
Carmen Bauza
/s/ JACK BOYLE Jack Boyle	Director	March 17, 2022
/s/ WILLEM MESDAG Willem Mesdag	Director	March 17, 2022
/s/ IVY ROSS Ivy Ross	Director	March 17, 2022
/s/ ELAINE RUBIN Elaine Rubin	Director	March 17, 2022