Form 10-Q
period 2022-04-30
DESTINATION XL GROUP, INC.
filed 2022-05-26
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of May 10, 2022, the registrant had 63,646,745 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 30, 2022	January 29, 2022
	(Fiscal 2022)	(Fiscal 2021)

ASSETS
Current assets:
Cash and cash equivalents	$7,540	$15,506
Accounts receivable	1,172	2,110
Inventories	96,868	81,764
Prepaid expenses and other current assets	8,077	6,615
Total current assets	113,657	105,995

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	42,150	44,442
Operating lease right-of-use assets	129,877	127,812
Intangible assets	1,150	1,150
Other assets	560	559
Total assets	$287,394	$279,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,413	$25,165
Accrued expenses and other current liabilities	28,445	35,102
Operating leases, current	36,504	35,191
Total current liabilities	94,362	95,458

Long-term liabilities:
Operating leases, non-current	118,941	120,414
Other long-term liabilities	6,031	5,867
Total long-term liabilities	124,972	126,281

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 77,323,419 and 77,025,419 shares issued at April 30, 2022 and January 29, 2022, respectively	773	770
Additional paid-in capital	320,745	319,511
Treasury stock at cost, 13,701,974 shares and 12,755,873 shares at April 30, 2022 and January 29, 2022, respectively	(97,505)	(92,658)
Accumulated deficit	(150,491)	(163,879)
Accumulated other comprehensive loss	(5,462)	(5,525)
Total stockholders' equity	68,060	58,219
Total liabilities and stockholders' equity	$287,394	$279,958

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	April 30, 2022	May 1, 2021
	(Fiscal 2022)	(Fiscal 2021)

Sales	$127,655	$111,494
Cost of goods sold including occupancy costs	63,788	60,661
Gross profit	63,867	50,833

Expenses:
Selling, general and administrative	46,597	37,118
Impairment (gain) of assets	(351)	(652)
Depreciation and amortization	3,987	4,500
Total expenses	50,233	40,966

Operating income	13,634	9,867

Interest expense, net	(143)	(1,142)

Income before provision for income taxes	13,491	8,725
Provision for income taxes	103	28

Net income	$13,388	$8,697

Net income per share - basic	$0.21	$0.14
Net income per share - diluted	$0.20	$0.14

Weighted-average number of common shares outstanding:
Basic	64,080	62,153
Diluted	68,370	63,000

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 30, 2022	May 1, 2021
	(Fiscal 2022)	(Fiscal 2021)
Net income	$13,388	$8,697

Other comprehensive income before taxes:
Foreign currency translation	(4)	(25)
Pension plans	67	78
Other comprehensive income before taxes	63	53
Tax provision related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	63	53
Comprehensive income	$13,451	$8,750

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Loss	Total
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219
Board of directors compensation	29	—	125					125
Stock compensation expense			366					366
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity			1,138					1,138
Issuance of common stock, upon RSUs release	313	3	(3)					—
Shares withheld for taxes related to net share settlement	(85)	(1)	(414)					(415)
Exercise of stock options	41	1	22					23
Repurchase of common stock				(946)	(4,847)			(4,847)
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							67	67
Foreign currency, net of taxes							(4)	(4)
Net income						13,388		13,388
Balance at April 30, 2022	77,323	$773	$320,745	(13,702)	$(97,505)	$(150,491)	$(5,462)	$68,060

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	April 30, 2022	May 1, 2021
	(Fiscal 2022)	(Fiscal 2021)
Cash flows from operating activities:
Net income	$13,388	$8,697
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and write-off of deferred debt issuance costs	19	215
Impairment (gain) of assets	(351)	(652)
Depreciation and amortization	3,987	4,500
Stock compensation expense	366	327
Board of directors stock compensation	125	109

Changes in operating assets and liabilities:
Accounts receivable	938	1,745
Inventories	(15,104)	(3,362)
Prepaid expenses and other current assets	(1,462)	(2,692)
Other assets	(20)	4
Accounts payable	4,248	4,548
Operating leases, net	(1,874)	(6,318)
Accrued expenses and other liabilities	(5,803)	644
Net cash provided by (used for) operating activities	(1,543)	7,765

Cash flows from investing activities:
Additions to property and equipment, net	(1,184)	(803)
Net cash used for investing activities	(1,184)	(803)

Cash flows from financing activities:
Repurchase of common stock	(4,847)	—
Proceeds from issuance of common stock from private direct offering, net of offering costs	—	4,375
Repayment of FILO loan	—	(15,000)
Proceeds from new FILO loan	—	17,500
Net repayments under credit facility	—	(26,173)
Debt issuance costs	—	(818)
Tax withholdings paid related to net share settlements	(415)	—
Proceeds from the exercise of stock options	23	—
Net cash used for financing activities	(5,239)	(20,116)
Net decrease in cash and cash equivalents	(7,966)	(13,154)
Cash and cash equivalents:
Beginning of period	15,506	18,997
End of period	$7,540	$5,843

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited Consolidated Financial Statements for the fiscal year ended January 29, 2022 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2022.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2022 and fiscal 2021 are 52-week periods ending on January 28, 2023 and January 29, 2022, respectively.

Segment Information

The Company has two principal operating segments: its stores and its direct business. The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach. The Company’s wholesale business was a third operating segment. In the first quarter of fiscal 2022, we ended our relationship with our primary wholesale customer. Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results are aggregated with the retail segment for both periods presented.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three months ended April 30, 2022 and May 1, 2021, respectively, were as follows:

	April 30, 2022			May 1, 2021
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,466)	$(59)	$(5,525)	$(6,224)	$3	$(6,221)

Other comprehensive income (loss) before reclassifications, net of taxes	79	(4)	75	90	(25)	65

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(12)	—	(12)	(12)	—	(12)

Other comprehensive income (loss) for the period	67	(4)	63	78	(25)	53

Balance at end of quarter	$(5,399)	$(63)	$(5,462)	$(6,146)	$(22)	$(6,168)

(1)
Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for both periods presented. The Company recognized income of $12,000 for both the three months ended April 30, 2022 and May 1, 2021, as a result of a change in amortization from average remaining future service to average remaining lifetime. There was no related tax effect for either period.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first three months of fiscal 2022 and fiscal 2021.

	April 30, 2022	May 1, 2021
Expected volatility	109.0%-123.0%	97.4% - 104.9%
Risk-free interest rate	2.52%-2.60%	0.31% - 0.60%
Expected life	2.5-3.5 yrs.	3.0 - 4.0 yrs.
Dividend rate	—	—
Weighted average fair value of options granted	$3.38	$0.47

The Company has outstanding performance stock units (PSUs) with a market condition. The respective grant-date fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model. The valuation included assumptions with respect to the Company’s historical volatility, risk-free rate and cost of equity and the related stock compensation expense was fully expensed by the end of fiscal 2021.

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

For the first quarter of fiscal 2022 and fiscal 2021, the Company recognized non-cash gains of $0.5 million and $0.8 million, respectively, related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. The portion of the gains that related to previously recorded impairment charges against the operating lease right-of-use asset were included as an offset to previously recorded asset impairment charges. Accordingly, for the first quarter of fiscal 2022 and fiscal 2021, $0.4 million and $0.7 million, respectively, were included as an offset to asset impairment charges. The remaining gains for the first quarter of fiscal 2022 and fiscal 2021 were included as a reduction of store occupancy costs.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019. Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At April 30, 2022, the Company had no short-term leases.

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For stores leases with an initial term of 5 years, the Company evaluates each lease independently and, when the Company considers it reasonably certain that it will exercise an option to extend, the associated payment of that option will be included in the measurement of the right-of-use asset and lease liability. Renewal options are not included in the lease term for automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. Renewal options were not considered for the Company’s corporate headquarters and distribution center lease, which was entered into in 2006 and was for an initial 20-year term. At the end of the initial term, the Company will have the opportunity to extend this lease for six additional successive periods of five years.

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

See Note 4 ‘‘Leases’’ for additional information.

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the first three months of fiscal 2022, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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
̶
Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For the first three months of fiscal 2022 and fiscal 2021, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”. Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.6 million and $3.3 million at April 30, 2022 and January 29, 2022, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Approximately 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.4 million and $1.3 million at April 30, 2022 and January 29, 2022, respectively.

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

	For the three months ended
(in thousands)	April 30, 2022		May 1, 2021
Store sales	$88,279	69.4%	$74,880	69.1%
Direct sales	38,994	30.6%	33,542	30.9%
Retail segment	$127,273		$108,422
Wholesale segment	382		3,072
Total sales	$127,655		$111,494

3. Debt

Credit Agreement with Citizens Bank, N.A.

On October 28, 2021, the Company entered into a credit facility with Citizens Bank, N.A. (the "Credit Facility”).

The Credit Facility is a $125.0 million secured, asset-based credit facility with a maturity date of October 28, 2026. The maximum committed borrowing of $125.0 million includes a sublimit of $20.0 million for commercial and standby letter of credits and a sublimit of up to $15.0 million for swing line loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets.

Borrowings made pursuant to the Credit Facility will be made pursuant to either a Base Rate loan or LIBOR Rate loan, at the Company's option. Base Rate loans will bear interest, at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the daily LIBOR rate plus 1.00% per annum, plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50%. LIBOR Rate loans, which may be either for 1 month or 3 months, will bear interest at (i) the LIBOR rate, or the Benchmark Rate as defined in the credit agreement plus (ii) a varying percentage based on the Company’s average excess availability, of either 1.25% or 1.50%. Any swingline loan will bear interest at a rate equal to the rate of a Base Rate loan, plus a varying percentage based on the Company’s average excess availability, of either 0.25% or 0.50%. The Company will be subject to an unused line fee of 0.25%.

The Company’s obligations under the Credit Facility are secured by a lien on substantially all of its assets. If the Company’s availability under the Credit Facility at any time is less than the greater of (i) 10% of the Revolving Loan Cap (the lesser of the aggregate revolving commitments or the borrowing base) and (ii) $7.5 million, then the Company is required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 until such time as availability has exceeded the greater of (1) 10% of the Revolving Loan Cap and (2) $7.5 million for 30 consecutive days.

At April 30, 2022, the Company had no borrowings outstanding under the revolving credit facility and availability under the Credit Facility was $85.0 million. The Company had no borrowings during the first three months of fiscal 2022, resulting in an average unused excess availability of approximately $75.0 million. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters were $1.4 million at April 30, 2022. At April 30, 2022, the Company’s prime-based interest rate was 3.75%.

Borrowings and repayments for the first three months ended May 1, 2021 were as follows:

For the three months ended
(in thousands)	May 1, 2021
Borrowings	$15,136
Repayments	(41,309)
Net borrowings (repayments)	$(26,173)

Long-Term Debt

The Company has no outstanding long-term debt as of April 30, 2022.

During the first quarter of fiscal 2021, the Company refinanced its then existing $15.0 million FILO (first-in, last-out) loan and entered into a new $17.5 million FILO loan, which was subsequently repaid in full in September 2021.

The Company paid interest and fees totaling $0.1 million and $1.1 million for the three months ended April 30, 2022 and May 1, 2021, respectively.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company opted not to elect this practical expedient and instead accounted for these rent concessions as lease modifications in accordance with ASC 842. As of April 30, 2022, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statement of Operations.

The following table is a summary of the Company’s components of net lease cost for the three months ended April 30, 2022 and May 1, 2021:

	For the three months ended
	April 30, 2022	May 1, 2021
(in thousands)
Operating lease cost	$11,014	$11,126
Variable lease costs(1)	3,154	3,774
Total lease costs	$14,168	$14,900

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the first three months ended April 30, 2022 and May 1, 2021 is as follows:

(dollars in thousands)	For the three months ended
Cash paid for amounts included in the measurement of lease liabilities:	April 30, 2022	May 1, 2021
Operating cash flows for operating leases (1)	$16,098	$17,112
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$8,608	$2,137

Weighted average remaining lease term	4.4 yrs.	4.4 yrs.
Weighted average discount rate	6.69%	6.72%

(1)
The cash paid for the first quarter of fiscal 2022 and fiscal 2021 includes prepaid rent of $4.1 million and $3.8 million.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of April 30, 2022:

(in thousands)
2022 (remaining)	$33,151
2023	47,109
2024	37,935
2025	29,657
2026	17,200
Thereafter	13,881
Total minimum lease payments	$178,933
Less: amount of lease payments representing interest	23,488
Present value of future minimum lease payments	$155,445
Less: current obligations under leases	36,504
Long-term lease obligations	$118,941

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan. See Note 6, Stock-Based Compensation.

The LTIPs are granted annually and each LTIP covers a three-year performance period. Each participant in the LTIP participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting. Awards for any achievement of performance targets are not granted until the performance targets are achieved and then are subject to additional vesting through August 31 following the end of the applicable performance period.

2019-2021 LTIP

The performance targets for the Company’s 2019-2021 LTIP were approved by the Compensation Committee of the Board of Directors (the” Compensation Committee”) on August 7, 2019 and covered a three-year period performance period, which ended on January 29, 2022. The time-vested portion of the 2019-2021 LTIP vests in four annual installments, with the remaining installment vesting on April 1, 2023.

In the first quarter of fiscal 2022, on March 21, 2022, the Compensation Committee approved a 141.9% payout of its performance targets for the 2019-2021 LTIP. On that date, the Company granted awards totaling $2.7 million, in a combination of 50% cash and 50% RSUs, which will vest, net of any forfeitures, on August 31, 2022. In connection with the grant of 269,162 RSUs, the Company reclassified $1.1 million of its liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first quarter of fiscal 2022. See the Consolidated Statement of Changes in Stockholders’ Equity.

Active LTIPs

At April 30, 2022, the Company had three active LTIPs: the 2020-2022 LTIP, the 2021-2023 LTIP and the 2022-2024 LTIP. The time-based awards under the 2020-2022 LTIP were granted in a combination of 50% stock options and 50% cash; the 2021-2023 LTIP time-based awards were granted in a combination of 25% stock options and 75% cash; and the 2022-2024 LTIP time-based awards were granted in a combination of 50% restricted stock units and 50% cash.

Performance targets for the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP were established and approved by the Compensation Committee on June 11, 2020, March 8, 2021 and April 9, 2022, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2023, August 31, 2024 and August, 31, 2025, respectively. The time-based awards under the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LITP vest in four equal installments through April 1, 2024, April 1, 2025 and April 1, 2026, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP is estimated to be approximately $3.8 million, $4.0 million and $4.5 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 46 months, 49 months and 48 months, respectively.

At April 30, 2022, the Company had accrued $1.7 million under the 2020-2022 LTIP, $1.0 million under the 2021-2023 LTIP and $0.1 million under the 2022-2024 LTIP for the performance awards.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019, an additional 1,740,000 shares on August 12, 2020 and an additional 4,855,000 on August 5, 2021. At April 30, 2022, the Company had 3,841,133 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At April 30, 2022, 298,231 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first three months of fiscal 2022:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	515,291	435,568	240,000	—	1,190,859	$1.57
Shares granted	494,444	—	—	9,352	503,796	$4.99
Shares vested and/or issued	(313,422)	—	—	(9,352)	(322,774)	$2.25
Outstanding non-vested shares at end of quarter	696,313	435,568	240,000	—	1,371,881	$2.67

(1)
During the first three months of fiscal 2022, the Company granted RSUs for the achievement of performance metrics under the 2019-2021 LTIP that are subject to additional vesting through August 31, 2022 and time-based RSUs under its 2022-2024 LTIP. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 313,422 RSUs that vested, only 228,329 shares of common stock were issued
(2)
The outstanding deferred shares will be issued upon the director’s separation from service.
(3)
Represents the remaining performance stock units (“PSUs”) granted to Mr. Kanter in February 2019. The 240,000 PSUs will vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $8.00. The PSUs will expire on April 1, 2023 if the $8.00 VWAP is not achieved by that date.

(4)
Represents compensation, with a fair value of $40,494, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	4,621,550	$0.90	8.2 years	$16,066,914
Options granted	2,040	$4.87	—	—
Options exercised	(40,749)	$0.55		181,539
Options expired and canceled	—	—	—	—
Outstanding options at end of quarter	4,582,841	$0.91	7.9 years	$18,572,820
Options exercisable at end of quarter	1,965,178	$1.30	7.2 years	$7,219,904

For the first three months of fiscal 2022, the Company granted stock options to purchase an aggregate of 2,040 shares of common stock, 494,444 restricted stock units and 9,352 fully-vested shares. For the first three months of fiscal 2021, the Company granted stock options to purchase an aggregate of 1,518,154 shares of common stock and 8,054 restricted stock units.

Non-Employee Director Compensation Plan

The Company granted 19,570 shares of common stock, with a fair value of approximately $84,738, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2022. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.4 million and $0.3 million for the first three months of fiscal 2022 and fiscal 2021, respectively. The total compensation cost related to time-vested stock options, RSU and PSU awards not yet recognized as of April 30, 2022 was approximately $2.6 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 33 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	April 30, 2022	May 1, 2021
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	64,080	62,153
Common stock equivalents – stock options, restricted stock units and deferred stock	4,290	847
Diluted weighted average common shares outstanding	68,370	63,000

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

	For the three months ended
	April 30, 2022	May 1, 2021
(in thousands, except exercise prices)
Stock options	285	1,933
Restricted stock units	494	506
Deferred stock	—	102
Range of exercise prices of such options	$4.87-$5.50	$0.69 - $5.50

The above options, which were outstanding at April 30, 2022, expire from January 31, 2023 to June 29, 2028.

Excluded from the computation of basic and diluted earnings per share were 240,000 shares and 720,000 shares of unvested performance stock units for the three months of fiscal 2022 and fiscal 2021, respectively. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 435,568 shares of deferred stock at April 30, 2022 and at May 1, 2021 were excluded from basic earnings per share. Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Stock Repurchase Program

On March 15, 2022, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions.

The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program commenced in the first quarter of fiscal 2022 and will expire on March 15, 2023, but may be suspended, terminated or modified at any time for any reason. The Company expects to finance the repurchases from operating funds and/or periodic borrowings on its credit facility.

For the first quarter of fiscal 2022, the Company repurchased 946,101 shares at an aggregate cost of $4.8 million, including fees. Shares of repurchased common stock are held as treasury stock.

9. Income Taxes

During the first quarter of fiscal 2022 and fiscal 2021, the Company recorded income tax expense of $103,000 and $28,000, respectively, primarily related to income tax in states where net operating loss ("NOL") usage is statutorily limited. The Company’s effective tax rate will generally differ from the U.S. federal statutory rate of 21% primarily due to the change in full valuation allowance recorded against its deferred tax assets, permanent items, and state taxes.

Since the end of fiscal 2013, the Company has maintained a full valuation allowance against its deferred tax assets. While the Company returned to profitability in fiscal 2021 and is projecting it will generate taxable income in fiscal 2022, given the limited history of profitability and uncertainty in future forecasts, at this time the Company believes that a full valuation allowance remains appropriate.

For federal income tax purposes, at the end of fiscal 2021, the Company had net operating loss carryforwards of approximately $100.7 million, which will expire from fiscal 2028 through fiscal 2037, and net operating loss carryforwards of $43.1 million, that are not subject to expiration. For state purposes, at the end of fiscal 2021, the Company had $90.0 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2028 through fiscal 2041.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our expectations with respect to sales trends, marketing costs, gross margin rate, improved inventory levels and our ability to secure sufficient inventory to meet customer demand, increased freight costs, increases in certain raw materials cost, our long-term outlook, expected capital expenditures in 2022, our ability to attract new customers, and our plans with respect to our store portfolio, including anticipated closures, re-brandings, and new and relocated stores. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 29, 2022, included in our Annual Report on Form 10-K for the year ended January 29, 2022, as filed with the Securities and Exchange Commission on March 17, 2022 (our “Fiscal 2021 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. This discussion sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks related to the ongoing effects of the COVID-19 pandemic, our ability to navigate supply chain uncertainties, our ability to maintain sufficient inventory levels, our ability to successfully execute on our corporate strategy, our ability to predict customer tastes and fashion trends, our ability to grow market share, labor shortages or increased labor costs, and the other risks and uncertainties set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2021 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At April 30, 2022, we operated 219 Destination XL stores, 16 DXL outlet stores, 32 Casual Male XL retail stores, 19 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com and mobile app.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on January 28, 2023, January 29, 2022 and January 30, 2021 as “fiscal 2022,” “fiscal 2021” and “fiscal 2020,” respectively. All three fiscal years are 52-week periods.

SEGMENT REPORTING

We currently have two principal operating segments: our stores and direct business. We consider our stores and direct business segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our omni-channel business approach. Our wholesale segment was a third operating segment. In the first quarter of fiscal 2022, we ended the relationship with our primary wholesale customer. Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results have been aggregated with the retail segment for both periods.

COMPARABLE SALES

Our customer’s shopping experience continues to evolve across multiple channels and we are continually adapting to meet the guest’s needs. The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse. As a result, we continue to see more transactions that begin online but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick-up in a store and at curbside. We define store sales as sales that originate and are fulfilled directly at the store level. E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

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

RESULTS OF OPERATIONS

Executive Summary

	For the three months ended
	April 30, 2022	May 1, 2021
(in millions, except percentage of sales and per share data)
Sales	$127.7	$111.5
Net income	$13.4	$8.7
Adjusted EBITDA (Non-GAAP basis)	$17.3	$13.7

Gross Margin. as a percentage of sales	50.0%	45.6%
SG&A expenses, as a percentage of sales	36.5%	33.3%

Per diluted share:
Net income	$0.20	$0.14

We are pleased to report our fifth consecutive quarter of sales and earnings growth. Comparable sales increased 19.5% for the quarter, with increases across all of our customer channels. Improvements in store traffic and conversion contributed to growth across all of our geographic regions. Our digital marketing efforts and our presence on third-party marketplaces drove growth in both our direct business and in our stores during the first quarter of fiscal 2022. Our gross margin rate for the first quarter of fiscal 2022 improved by 440 basis points driven by our brand repositioning that resulted in fewer and less frequent merchandise promotions, less penetration in lower margin wholesale revenues, and improved leverage on occupancy costs. As expected, our selling, general and administrative expenses (SG&A) increased by 320 basis points primarily due to increased payroll costs to support sales, marketing costs, and accruals for performance-based incentive plans. Our marketing costs for the first quarter of fiscal 2022 represented 5.3% of sales as compared to 3.0% in the first quarter of fiscal 2021. As a result of our sales growth and margin improvement, we exceeded our first quarter financial performance expectations with net income of $13.4 million, or $0.20 per diluted share for the first quarter of fiscal 2022, as compared to net income of $8.7 million, or $0.14 per diluted share, for the first quarter of fiscal 2021.

At April 30, 2022, we had no debt outstanding and we did not make any borrowings under our credit facility during the first quarter. Our unused excess availability at April 30, 2022 was $85.0 million. We also are pleased with our improved inventory position at the end of the first quarter. While we are still not at our ideal inventory level for certain categories, we have been able to secure inventory to support customer demand as we continue to manage supply chain challenges. As we head into the second quarter, we are encouraged by the fact that our inventory position continues to improve.

As we previously disclosed, the Company's Board of Directors approved a $15.0 million stock repurchase program in March 2022 and, during the first quarter, we repurchased 0.9 million shares of our common stock, at an aggregate cost of $4.8 million, including fees.

While we believe our long-term outlook is strong, the current environment remains highly volatile, with inflation, rising interest rates, supply chain, labor and staffing challenges, the ongoing global pandemic, as well as the war in Ukraine.

Financial Summary

Sales

The following table presents sales by segment for the three months ended April 30, 2022 and May 1, 2021:

	For the three months ended
(in thousands, except percentages)	April 30, 2022		May 1, 2021
Store sales	$88,279	69.4%	$74,880	69.1%
Direct sales	38,994	30.6%	33,542	30.9%
Retail segment	$127,273		$108,422
Wholesale segment	382		3,072
Total Sales	$127,655		$111,494

Total sales for the first quarter of fiscal 2022 were $127.7 million, as compared to $111.5 million in the first quarter of fiscal 2021. Comparable sales for the first quarter were up 19.5% with comparable sales from our stores up 20.8% and our direct business were up 16.7%.

The strength of our stores during the first quarter was driven by an increase in store traffic and dollars spent per transaction. All regions reported a comparable sales increase for the first quarter, with our Northeast, Florida and West Coast stores showing the strongest performance, resulting in a 20.8% comparable sales increase from our stores. As store traffic improved during the first quarter, sales growth in our direct business, which grew over 40% since fiscal 2019, started to normalize. The 16.7% increase in comparable sales from our direct business was driven by double-digit growth from our website, an increase in our universe sales (online orders that originate in a store) and continued growth from online marketplaces. Through our digital efforts and marketplace presence, we are continuing to attract a new customer to DXL.

As we previously disclosed, during the first quarter of fiscal 2022, we ended our relationship with our primary wholesale customer. As a result, our wholesale revenues decreased to $0.4 million as compared to $3.1 million for the first quarter of fiscal 2021.

Gross Margin Rate

For the first quarter of fiscal 2022, our gross margin rate, inclusive of occupancy costs, was 50.0% as compared to a gross margin rate of 45.6% for first quarter of fiscal 2021.

Our gross margin rate improved by 440 basis points, driven by a 200 basis point improvement in merchandise margins and a 240 basis point improvement in occupancy costs as compared to the first quarter of fiscal 2021. The 240 basis point improvement in occupancy costs was due to the increased leverage from sales as well as a decrease of approximately $0.9 million in occupancy costs from closed stores. The 200 basis point improvement in merchandise margin was driven by our brand repositioning which has resulted in lower promotional markdowns. Merchandise margin also improved as a result of the decrease in wholesale revenues, which by its nature has a lower margin. These improvements were partially offset by higher freight costs. We expect that we will continue to experience an increase in freight costs and in the cost of certain raw materials, particularly cotton. As compared to fiscal 2021, we expect that our gross margin rate for fiscal 2022 will decrease by approximately 100 basis points due to expected ongoing increased freight costs and raw material costs, as well as inventory mix with lower margin, branded collection apparel.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A (selling, general and administrative) expenses for the first quarter of fiscal 2022 were 36.5% as compared to 33.3% for the first quarter of fiscal 2021.

On a dollar basis, SG&A expenses increased by $9.5 million as compared to the first quarter of fiscal 2021. The increase was primarily due to an increase in marketing costs to drive customer acquisition and engagement, payroll costs to support sales growth, including merit adjustments and filling open positions, and an increase in performance-based incentive accruals. Our marketing costs for the first quarter of fiscal 2022 represented 5.3% of sales as compared to 3.0% in the first quarter of fiscal 2021. For the fiscal 2022, the Company is expecting marketing costs to be approximately 6.2% of sales.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 20.2% of sales in the first quarter of fiscal 2022 as compared to 17.9% of sales in the first quarter of fiscal 2021. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 16.3% of sales in the first quarter of fiscal 2022 compared to 15.4% of sales in the first quarter of fiscal 2021.

Impairment of Assets

During the first quarter of fiscal 2022 and fiscal 2021, the Company recorded non-cash gains of $0.5 million and $0.8 million, respectively, on the reduction of its operating lease liability in connection with its decision to close certain retail stores, which resulted in a revaluation of the lease liability. Of the total non-cash gains, $0.4 million and $0.7 million for the first quarter of fiscal 2022 and fiscal 2021, respectively, related to leases where the right-of-use assets had previously been impaired, and therefore, were recorded as a reduction of the previously-recorded impairment and were included in the Impairment of Assets line of the Consolidated Statement of Operations for the three months ended April 30, 2022 and May 1, 2021. The remaining gain of $0.1 million in each the first quarter of fiscal 2022 and fiscal 2021 was recorded as a reduction to occupancy costs in each period.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2022 decreased to $4.0 million as compared to $4.5 million for the first quarter of fiscal 2021. The decrease was due to a lower depreciable cost base, especially from our store assets, due to our limited capital spending since fiscal 2020.

Interest Expense, Net

Interest expense for first quarter of fiscal 2022 was $0.1 million, as compared to $1.1 million for the first quarter of fiscal 2021. The Company had no outstanding debt and no borrowings under its credit facility during the first quarter of fiscal 2022 resulting in a decrease in interest expense as compared to the first quarter of fiscal 2021.

Income Taxes

We established a full valuation allowance against our deferred tax assets at the end of fiscal 2013. While we returned to profitability in fiscal 2021 and are projecting that we will generate taxable income in fiscal 2022, given our limited history of profitability and uncertainty in future forecast, at this time we believe that a full valuation allowance remains appropriate.

Our tax provision for the first quarter of fiscal 2022 and fiscal 2021 was primarily due to income tax in states where NOL usage is statutorily limited.

Net Income

For the first quarter of fiscal 2022, we recorded net income of $13.4 million, or $0.20 per diluted share, compared with net income of $8.7 million, or $0.14 per diluted share, for the first quarter of fiscal 2021. The improvement in earnings was driven by sales growth and improved margins.

Inventory

As of April 30, 2022, our inventory increased approximately $8.5 million to $96.9 million, as compared to $88.4 million at May 1, 2021. We are in a stronger inventory position at April 30, 2022 than at the end of the first quarter last year and are continuing to manage inventory closely given the ongoing issues with the global supply chain. We believe that we will be able to secure sufficient inventory to support our sales forecasts. At April 30, 2022, our clearance inventory was 6.9% of our total inventory, as compared to 10.1% at May 1, 2021.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility. At April 30, 2022, we had no outstanding debt, including no borrowings during the quarter under our credit facility. We believe our cash on hand, availability under our credit facility, and ongoing cash generated from our operations will be sufficient to fund our working capital requirements, our stock repurchase program and capital expenditures for the next 12 months. We believe that cash flows from operating activities and cash on hand will also be sufficient to satisfy our capital requirements in the longer-term, however, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility, as discussed below.

For the first three months of fiscal 2022, cash flow from operations decreased to $(1.5) million as compared to $7.8 million for the first three months of fiscal 2021. Free cash flow, a non-GAAP measure, decreased to $(2.7) million for the first three months of fiscal

2022 as compared to $7.0 million for the first three months of fiscal 2021. The decrease in free cash flow was due to our seasonal inventory build in advance of Father's Day, the payout of incentive-based awards, and an increase in capital expenditures, which were partially offset by our increased earnings.

Cash flow used from financing activities for the first three months of fiscal 2022 improved by $14.9 million as compared to the first three months of fiscal 2021, primarily due to the repayment in the prior year of amounts outstanding under our revolver. This was partially offset by the stock offering in the first quarter of fiscal 2021 and the repurchase of our common stock, as discussed below, in the first quarter of fiscal 2022.

Stock Repurchase Program

In March 2022, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. For the first quarter of fiscal 2022, the Company repurchased 946,101 shares at an aggregate cost, including fees, of $4.8 million. Shares of repurchased common stock are held as treasury stock. The stock repurchase program will expire in March 2023.

Credit Facility

On October 28, 2021, we entered into a $125.0 million revolving credit agreement, which replaced our prior credit facility that was due to expire in May 2023 (the "Credit Facility"). The Credit Facility has a five-year term and provides more favorable terms than the previous credit facility. The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the Credit Facility will be made pursuant to either a Base Rate loan or LIBOR Rate loan, at the Company's option. Base Rate loans bear interest, at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the daily LIBOR rate plus 1.00% per annum, plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50%. LIBOR Rate loans, which may be either for 1 month or 3 months, bear interest at (i) the LIBOR rate, or the Benchmark Rate as defined in the credit agreement plus (ii) a varying percentage based on the Company’s average excess availability, of either 1.25% or 1.50%.

We had no outstanding borrowings under the New Credit Facility at April 30, 2022 and no borrowings during the first quarter of fiscal 2022. At April 30, 2022, outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit were $1.4 million. The average unused excess availability during the first quarter of fiscal 2022 was approximately $75.0 million and the unused excess availability at April 30, 2022 was $85.0 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at April 30, 2022 and May 1, 2021, respectively:

	April 30, 2022		May 1, 2021
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	219	1,671	222	1,691
DXL Outlets	16	80	17	82
Casual Male XL Retail	32	106	42	137
Casual Male Outlets	19	57	20	60
Total Stores	286	1,914	301	1,970

Our capital expenditures for the past two years have been very limited due to the pandemic. For fiscal 2022, we expect our capital expenditures will be approximately $10.0-$12.0 million as we make investments in technology related to our marketing and merchandising initiatives and actively pursue opportunities to relocate or convert our remaining Casual Male XL stores to DXL stores. During fiscal 2022, we are planning on rebranding up to 4 of our Casual Male XL retail stores to DXL retail stores. During the first quarter of fiscal 2022, we closed 3 Casual Male XL retail stores and 1 DXL retail store.

We are also reviewing white space opportunities in markets where our store footprint is underpenetrated. We believe that our store portfolio is a vital asset to our business strategy and we expect to continue to invest in stores over the next several years as we further strengthen the store portfolio. Over the next three to five years, based on our preliminary store development plan, we believe that we could potentially open up to a net of 50 new and relocated stores.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2021 Annual Report. See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

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

The following table reconciles free cash flow:

	For the three months ended
(in millions)	April 30, 2022	May 1, 2021
Cash flow from operating activities (GAAP basis)	$(1.5)	$7.8
Capital expenditures	(1.2)	(0.8)
Free Cash Flow (non-GAAP basis)	$(2.7)	$7.0

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before any impairment of assets, if any. We believe that adjusted EBITDA is useful to investors in evaluating our performance and is a key metric to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income:

	For the three months ended
	April 30, 2022	May 1, 2021
(in millions)
Net income (GAAP basis)	$13.4	$8.7
Add back:
Impairment (gain) of assets	(0.4)	(0.7)
Provision for income taxes	0.1	-
Interest expense	0.1	1.1
Depreciation and amortization	4.0	4.5
Adjusted EBITDA (non-GAAP basis)	$17.3	$13.7

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

There have not been any material changes to our interest rate or foreign currency risks previously disclosed in Part II, Item 7A of our Fiscal 2021 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

While the majority of our home office employees are working remotely during the COVID-19 pandemic, we have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

On March 15, 2022, the Company’s Board of Directors approved a stock repurchase program that allows for the repurchase of up to $15.0 million of our common stock through open market and privately negotiated transactions. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 15, 2023, but may be suspended, terminated or modified at any time for any reason. At April 30, 2022, the remaining authorization under the stock repurchase program was approximately $10.2 million.

Stock repurchase activity during the three months ended April 30, 2022 was as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan

January 30, 2022 to February 26, 2022	—	$—	—	$—
February 27, 2022 to April 2, 2022	493,156	$5.05	493,156	$12,458,203
April 3, 2022 to April 30, 2022	452,945	$5.09	452,945	$10,153,020
Total	946,101	$5.07	946,101	$10,153,020

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Fourth Amended and Restated Long-Term Incentive Plan.(included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 5, 2022, and incorporated herein by reference).

10.2	Fifth Amended and Restated Annual Incentive Plan (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 5, 2022, and incorporated herein by reference).

10.3

Amended and Restated Employment Agreement between the Company and Harvey S. Kanter effective April 1, 2022 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2022, and incorporated herein by reference).

10.4	Amended and Restated Employment Agreement between the Company and Anthony J. Gaeta effective March 6, 2022.*

10.5	Amended and Restated Employment Agreement between the Company and Allison Surette effective March 6, 2022.*

10.6	Amended and Restated Employment Agreement between the Company and John F. Cooney effective March 6, 2022.*

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: May 26, 2022	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)