Form 10-K/A
period 2022-01-29
DESTINATION XL GROUP, INC.
filed 2022-05-31
CIK 813298

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

The registrant had 63,646,745 shares of Common Stock, $0.01 par value, outstanding as of May 13, 2022.

Documents Incorporated by Reference: None.

Auditor Name: KPMG, LLC	Auditor Location: Boston, Massachusetts	Auditor Firm ID: 185

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10−K for the fiscal year ended January 29, 2022 (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10−K.

Except for the amendments described above, this Form 10−K/A does not modify or update the disclosure in our Annual Report on Form 10−K for the fiscal year ended January 29, 2022 filed with the Securities and Exchange Commission on March 17, 2022.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 13, 2022, current committee membership, and the year in which each became a director of our Company:

Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance (2)	Cybersecurity and Data Privacy (2)
Lionel F. Conacher, Chairman of the Board and Director	59	2018	C	X
Harvey S. Kanter, President and Chief Executive Officer and Director	60	2019
Carmen Bauza, Director (1)	60	2021			X	X
Jack Boyle, Director	54	2017		X	C
Willem Mesdag, Director	68	2014	X	C
Ivy Ross, Director	66	2013	X			C
Elaine Rubin, Director	59	2021			X	X

C= current member and committee chairperson

X= current member of the committee

(1)
On December 17, 2021, the Board of Directors expanded the size of the Board to seven members and appointed Ms. Bauza as a director.
(2)
On February 9, 2022, Ms. Rubin replaced Ms. Ross as a member of the Nominating and Corporate Governance Committee. Ms. Bauza replaced Mr. Boyle as a member of the Cybersecurity and Data Privacy Committee and was added as a member of the Nominating and Corporate Governance Committee.

Lionel F. Conacher has been a director since June 2018 and became Chairman of the Board on August 12, 2020. Since November 2021, Mr. Conacher has served as a member of the board of directors and as a member of the audit committee for Better Choice Company, a publicly-traded company. Mr. Conacher was a managing partner of Next Ventures, GP from August 2018 until February 2021. From January 2011 to June 2018, Mr. Conacher was a senior advisor for Altamont Capital Partners LLC (“ACP”), a private equity firm. Prior to joining ACP, from April 2008 until July 2010, Mr. Conacher was the president and chief operating officer of Thomas Weisel Partners, an investment bank. Additionally, Mr. Conacher served as the chairman of Wunderlich Securities, an investee company of ACP, from December 2013 until July 2017. Mr. Conacher previously served as a member of the board of directors for AmpHP Inc., a venture-backed human performance company. He formerly served as a member of the board of directors of Mervin Manufacturing, a leading designer and manufacturer of snow boards and other board sports equipment, and PowerDot, Inc., a consumer electronics company that markets a muscle recovery and performance tool. Mr. Conacher brings extensive financial and operational experience to the Board.

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

Carmen R. Bauza was appointed a director of the Company in December 2021. In May 2022, Ms. Bauza joined the board of directors of Zumiez, Inc., a publicly-traded company, and serves as a member of its audit committee. Ms. Bauza also serves as a member of the board of managers of Claire’s Holdings LLC. which she joined in October 2018. Most recently, Ms. Bauza served as the Chief Merchandising Officer at Fanatics, Inc. from January 2019 until April 2021. Prior to that, she was the Chief Merchandising Officer at HSN from November 2016 until December 2017 and the Senior Vice President, General Merchandise Manager Consumables, Health

and Wellness at Walmart from June 2007 to October 2016. She previously held roles at Bath & Body Works, Five Below and The Walt Disney Company. Ms. Bauza currently serves as a member of the board of trustees at Seton Hill University and as a member of the advisory board of RoundTable Healthcare Partners Council. Ms. Bauza brings extensive retail and merchandising experience to the Board.

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

Elaine K. Rubin has been a director since April 2021. Since January 2010, Ms. Rubin has been the founder and president of Digital Prophets Network, LLC, a consulting, advisory and placement firm with a network of digital commerce experts that supports the growth of retail and direct-to-consumer businesses. Since October 2013, she has also served as an advisor to Hint, Inc., which produces fruit-infused water. Prior to that, Ms. Rubin previously held leadership positions at 1800flowers.com, iVillage.com and amazon.com. She previously served on the boards of Smart & Final Stores, Inc. and Blue Nile, Inc., both which were formerly publicly-traded companies. Ms. Rubin co-founded shop.org in February 1996 and served as its elected chair of the board of directors from February 1996 to October 2007 and served on the board of the National Retail Federation (NRF) from 2001 until 2010. Ms. Rubin brings extensive knowledge and experience of digital commerce business and will provide a valuable insight to the Board as it continues to grow its direct business.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 50, has been our Executive Vice President, Chief Financial Officer and Treasurer since November 2017. Prior to that, Mr. Stratton served as our Senior Vice President, Chief Financial Officer and Treasurer from June 2014 to November 2017. From August 2009 to June 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer. Mr. Stratton joined the Company in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009. Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Francis C. Chane, 59, has been our Senior Vice President of Supply Chain and Customer Fulfillment since June 2011. Mr. Chane joined the Company in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was the vice president operations & facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to June 2008. Prior to that, Mr. Chane held various leadership positions with WearGuard Corporation, a division of Aramark Corporation.

John F. Cooney, 39, has been our Senior Vice President, Corporate Controller and Chief Accounting Officer since March 2022. Prior to that, Mr. Cooney was the Vice President of Finance and Managing Director, Corporate Controller and Chief Accounting Officer from May 2018 until March 2022 and was our Vice President of Finance, Corporate Controller and Chief Accounting Officer from May 2015 until May 2018 and our Vice President of Finance and Corporate Controller from June 2014 until May 2015. From November 2010 until June 2014, Mr. Cooney was our Director of Financial Accounting and Reporting. Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.

Ujjwal Dhoot, 38, joined the Company in December 2019 as our Chief Digital Officer and in August 2020 was promoted to Chief Marketing Officer. Prior to joining our Company, Mr. Dhoot was the chief marketing officer and chief product officer for Health E-Commerce, a hyper growth healthcare e-Commerce company, from January 2018 to December 2019. Prior to that, Mr. Dhoot was the vice president of marketing for Charming Charlie from March 2017 until April 2017 and their vice president of marketing and e-commerce from April 2017 until January 2018. From June 2013 until March 2016, Mr. Dhoot was the chief marketing officer of FSAstore.com. Prior to that, Mr. Dhoot held vice president of marketing positions at Jen Beckman Project, Inc. and PetCareRx, Inc.

Anthony J. Gaeta, 52, has been our Chief Stores Officer since March 2022. From November 2017 until March 2022, Mr. Gaeta was the Senior Vice President of Store Sales and Operations. Prior to that, Mr. Gaeta was the Vice President of Store Operations and Training from November 2013 until November 2017 and a Zone Vice President from April 2010 until November 2013. Prior to joining the Company, Mr. Gaeta was a regional manager for Men’s Wearhouse from September 2007 until April 2010 and, prior to that, a regional vice president for After Hours Formalwear from March 2006 until September 2007.

Stacey A. Jones, 51, has been our Chief Human Resources Officer since February 2021. From May 2018 until February 2021, she served as Vice President, Managing Director of Human Resources. Prior to that, from April 2013 to April 2018, Ms. Jones was Vice President, Human Resources Operations. Ms. Jones joined the Company in October 2001 and has held a variety of positions in both Retail Operations and Human Resources. Prior to joining the Company, she held leadership positions with Converse, Inc., Jet Apparel and T.A.C. Group, Inc.

Robert S. Molloy, 62, has been our General Counsel since February 2008 and Secretary of the Company since May 2014. From May 2018 until February 2021, Mr. Molloy also served as Chief Administrative Officer. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008. Prior to May 1999, Mr. Molloy was a trial attorney.

Allison Surette, 41, has been our Chief Merchandising Officer since March 2022. Prior to that, Ms. Surette was the Senior Vice President, General Merchandise Manager from May 2018 to March 2022 and Vice President, Merchandise Manager of Private Label, Active, Young Men’s and Outerwear from September 2016 to May 2018. Ms. Surette joined the Company in May 2006 as an Associate Planner and in June 2008, she transitioned into Merchandising as an Associate Buyer for Branded Collections. From October 2010 to January 2014, she served as a Buyer of Traditional Branded Collections and Buyer of Private Label Sportshirts and Outerwear. From January 2014 to September 2016, she was the Senior Buyer of Private Label Sportshirts and Outerwear. Prior to joining the Company, Ms. Surette was a planner for TJX from June 2003 until May 2006.

There are no family relationships between any of our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors during fiscal 2021, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner.

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of Messrs. Conacher, Mesdag and Ross. Each of the members of the Audit Committee is independent, as independence for Audit Committee members is defined under the rules of Nasdaq. Messrs. Conacher and Mesdag each qualify as an audit committee financial expert under the rules of the Securities Exchange Commission (the “SEC”).

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders that was filed with the SEC on July 2, 2021.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides a summary of our executive compensation philosophy and programs, and discusses the compensation paid to our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and certain of our other executive officers who served in fiscal 2021 (collectively, our “Named Executive Officers”).

Our Named Executive Officers for fiscal 2021 were:

➣
Harvey S. Kanter, President, CEO and Director
➣
Peter H. Stratton, Jr., Executive Vice President, CFO and Treasurer
➣
Ujjwal Dhoot, Chief Marketing Officer
➣
Robert S. Molloy, General Counsel and Secretary
➣
Anthony J. Gaeta, Chief Stores Officer

Fiscal 2021 Financial and Executive Compensation Highlights

Our financial plan for fiscal 2021 assumed that vaccines against the COVID-19 virus would be widely available and administered by the end of Spring 2021 and that the demand for apparel would gradually improve during fiscal 2021 as our customers were expected to begin to socialize and gather in groups outside the home. However, as early as the first quarter of fiscal 2021, we saw an acceleration in sales that continued throughout fiscal 2021 and, for the first time in the Company's history, sales exceeded $500 million. This sales growth, combined with improvements in gross margin, a restructured lease portfolio and lower operating expenses resulted in an adjusted EBITDA margin in excess of 15%, or $76.9 million, and earnings of $0.83 per diluted share. We also generated over $70 million in free cash flow during fiscal 2021, which enabled us to retire our long-term debt, pay off our revolver and renegotiate our credit facility on more favorable terms.

We believe that our management team successfully executed on our key business objectives to drive new customer acquisition, improve customer retention, increase lifetime customer value, transform our digital business and reshape our store portfolio for future growth. Our management team also successfully managed inventory levels throughout fiscal 2021 by taking proactive measures to manage the significant and ongoing disruptions in the global supply chain. We ended fiscal 2021 with a strong balance sheet and sufficient liquidity to invest in the future growth of our business and return capital to shareholders through a stock repurchase program that was approved in April 2022.

The compensation earned by our Named Executive Officers in fiscal 2021 was directly tied to our fiscal 2021 financial results. The increase in compensation earned by our Named Executive Officers in fiscal 2021 as compared to fiscal 2020 was primarily due to an increase in the payout under our 2021 annual incentive plan (AIP) as we exceeded the maximum payout thresholds on each of the plan's two financial metrics. In addition, the increase in compensation in fiscal 2021 as compared to fiscal 2020 reflected an increase in cash awards that vested during fiscal 2021 under the Company's Long-Term Incentive Plan and the restoration of base salaries, which had been temporarily curtailed in fiscal 2020 in connection with the Company's crisis management during the pandemic.

In March 2021, we also made a discretionary grant to then-active members of the 2018-2020 LTIP and to Mr. Kanter. Despite management's successfully navigating the pandemic, the 2018-2020 LTIP metrics were not achieved. The Compensation Committee felt strongly that a modest award should be granted to retain and motivate key employees beyond the pandemic. The aggregate grant-date fair value of the stock options awarded was $198,258 and was determined by the same calculation that would have been made had the 2018-2020 LTIP achieved a 12.5% achievement of its performance metric.

Subsequent to the end of fiscal 2021, the Compensation Committee approved a discretionary cash bonus to each participant in the AIP equal to 10% of their earned salary in fiscal 2021. The Compensation Committee granted these discretionary bonuses, which were made to 74 participants and totaled $1.2 million, to recognize the extraordinary financial performance of the Company in fiscal 2021 and the substantially increased workload of the Company's management team during the year and the contributions of other employees to the Company’s financial performance. The Compensation Committee believed it was in the best interests of the Company and its stockholders to approve these discretionary bonuses. In addition, for those associates in the corporate office, distribution center and customer call center, who were not participants in the AIP, the Company paid each associate a discretionary bonus equal to one-month's salaries/wages.

The following table shows total compensation earned and total realized pay for each of the Named Executive Officers (NEOs) in fiscal 2021 as compared to fiscal 2020:

	Total Compensation(1)			Total Realized Pay (2)
Named Executive Officer	Fiscal 2021	Fiscal 2020	% Change	Fiscal 2021	Fiscal 2020	% Change
Harvey S. Kanter	$3,616,278	$2,110,929	71.3%	$8,410,773	$1,710,074	391.8%
Peter H. Stratton, Jr.	$1,068,604	$656,025	62.9%	$1,040,363	$609,771	70.6%
Ujjwal Dhoot	$864,689	$614,812	40.6%	$793,907	$606,122	31.0%
Robert S. Molloy	$980,419	$592,925	65.4%	$947,702	$549,184	72.6%
Anthony Gaeta	$725,294	$455,561	59.2%	$633,061	$421,087	50.3%
(1)
Total compensation reflects amounts as reported in the “Summary Compensation Table.” The increase in total compensation in fiscal 2021 as compared to fiscal 2020 is primarily due to performance-based compensation associated with the Company exceeding its targets under the 2021 AIP and the 2019-2021 LTIP.
(2)
Total realized pay is calculated as total compensation per the “Summary Compensation Table” minus the value of equity awards granted, as reported in the “Stock Awards” column and “Option Awards” column of that table, plus the value of any options exercised or stock awards that vested, as reflected in the “Option Exercises and Stock Vested” table for each of the respective years. Mr. Kanter's realized pay for fiscal 2021 includes 480,000 PSUs that vested during fiscal 2021 as a result of the Company's common stock achieving the related performance metric, which was a volume-weighted average closing price of $4.00 and $6.00 per share. The PSUs were granted to Mr. Kanter when he was hired in February 2019.

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

When reviewing compensation, the Compensation Committee emphasizes Direct Compensation. Direct Compensation consists of total cash compensation (base salary and annual performance-based cash incentive awards) plus long-term incentive awards, which, prior to the pandemic, were primarily equity awards. Every year, we assess the effectiveness of our compensation plans with the goal of strengthening our overall compensation program as appropriate, including by setting performance metrics to ensure that compensation is aligned with performance that drives stockholder value. We also compare our performance metrics to those used by our peers, and take into consideration the recommendations of proxy advisory services.

Key Features of Our Executive Compensation Program

We believe that the Company’s executive compensation program includes key features that align the compensation for our executive officers with the interests of our stockholders.

What We Do	What We Don’t Do
Focus on performance-based pay	No re-pricing of underwater options
Balance short-term and long-term incentives	No hedging of Company stock
Use multiple targets for performance awards	No tax gross-up on severance payments
Provide executives with very limited perquisites	No active supplemental executive retirement plan
Require “double-trigger” change-in-control provisions
Maintain a “clawback” policy covering incentive cash and equity programs
Seek to mitigate undue risk in compensation plans
Utilize an independent compensation consultant

Use of Compensation Consultants

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in carrying out its duties, including the review of compensation of our Named Executive Officers. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors.

The Compensation Committee periodically consults with the Segal Group ("Segal"), formerly Sibson Consulting, an independent firm that specializes in benefits and compensation, with respect to the structure and competitiveness of the Company’s executive compensation program compared to its proxy peer group. The Compensation Committee has assessed Segal’s independence, and has concluded that no conflict of interest exists with respect to the services that it performs. In February 2022, the Compensation Committee engaged Segal to review Mr. Kanter's base salary and total direct compensation in connection with the amendment of Mr. Kanter’s employment agreement with the Company, as further described below under “Amended Employment Agreement with Mr. Kanter.” Based on market insights from Segal, including information derived from published surveys on CEO compensation in retail companies with annual revenues of up to $500 million and trends in CEO compensation, the Compensation Committee approved an increase in Mr. Kanter's annual base salary from $735,000 to $850,000.

Fiscal 2021 Target Compensation

CEO Compensation. The Compensation Committee is responsible for determining the target compensation of our CEO. Working with Segal, the Compensation Committee compared each element of the CEO’s Direct Compensation (base salary, annual incentive plan and long-term incentive compensation) to published survey data and data from the Company’s peer group. The Compensation Committee’s objective is that total target compensation should approximate the median target compensation of the Company’s peer group. In developing the compensation package for our CEO, the Compensation Committee placed additional emphasis on performance pay by increasing the participation rate in the long-term incentive plan. In addition, as part of his compensation package in fiscal 2019 when he joined the Company, Mr. Kanter received a sign-on performance stock unit award (“PSU”) tied directly to the Company’s stock price.

Other Named Executive Officers. Our CEO is primarily responsible for recommending the compensation paid to our other Named Executive Officers, subject to the review and approval of the Compensation Committee. Our other Named Executive Officers are provided with a competitive base salary and an opportunity to earn performance awards each year, which are driven by our overall financial targets. Compensation to our other Named Executive Officers was most recently reviewed by Segal in May 2019, at which time Segal reported that such compensation was within the median (or 50% percentile) of the Company’s then proxy peer group. See “Compensation Components and Fiscal 2021 Compensation Decisions”.

Our Peers

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers, we focus primarily on public companies within the specialty retail apparel business with similar revenue and/or market capitalization. The companies in the fiscal 2021 peer group were:

•	Boot Barn Holding, Inc.	•	J.Jill, Inc.	•	Tilly’s Inc.

•	Build-A-Bear Workshop, Inc.	•	Kaspien Holding, Inc.	•	Vera Bradley

•	Cato Group	•	Kirkland’s, Inc.	•	Vince Holding Corp.

•	Citi Trends	•	Movado Group	•	Zumiez, Inc.

•	Delta Apparel, Inc.	•	Sportsman’s Warehouse

•	Duluth Holding, Inc.	•	Tile Shop Holdings

For fiscal 2021, we updated our peer group to remove Christopher & Banks, Francesca's Holding Corp. and Retailwinds, Inc. due to the bankruptcy of each of these companies, and to add Delta Apparel, Inc., J.Jill, Inc., and Kaspien Holding, Inc.

In order to develop an appropriate peer group, we consider companies with a range of revenues, assets and market capitalizations that may differ from those included by independent analysts such as Institutional Shareholder Services (ISS). With respect to our fiscal 2021 peers, we fell just below the median of the revenues and assets of our peer group. Our market capitalization was considered in developing our peer group, but due to the fact that our stock is so thinly traded, more weight was given to the revenue and assets. We do so because we believe that companies doing business in specialty retail markets with omni-channel distribution models provide a better benchmark for total shareholder return. An independent analyst may include a company that falls within the same Standard & Poor’s GICS code with similar revenue and market capitalization but with a different business model, business risks, geographic locations, customer base and industry traffic trends and which, consequently, may have nothing in common with our Company. For example, a company that owns automotive dealerships is within the same GICS code as our Company, but clearly has a distinctively different business model and is not affected by the same trends that affect specialty retail apparel.

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

At our 2021 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2021 Proxy Statement. Of the votes cast on the say-on-pay proposal, 99.5% voted in favor of the proposal. The Compensation Committee considered the results of the 2021 advisory vote and believes that it affirms support of our stockholders for our approach to executive compensation, namely to align short- and long-term incentives with the Company’s financial performance. We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

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

Compensation Components and Fiscal 2021 Compensation Decisions

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

There were no adjustments to the base salaries of our other Named Executive Officers during fiscal 2021. In March 2022, Mr. Gaeta was promoted to Chief Stores Officer and his base salary was increased from $295,000 to $325,000. In addition, Messrs. Stratton, Dhoot and Molloy each received a 3% merit increase for fiscal 2022. As mentioned above, Mr. Kanter's salary for fiscal 2022 was increased in accordance with the terms of his amended and restated employment agreement, discussed below.

•
Performance-based annual incentive plan

The Compensation Committee believes that a substantial portion of each Named Executive Officer’s compensation should tie directly to our Company’s financial performance. Our Fourth Amended and Restated Annual Incentive Plan (“AIP”) provides for an annual performance-based cash incentive for all executives as well as certain non-executive employees.

In fiscal 2021, the Company's management engaged Korn Ferry to review every position within the Company, except for store positions, and develop a job level classification with a range of compensation for each of those positions in the Company. The completed review by Korn Ferry resulted in the Compensation Committee's expanding the participation in the Company's Annual Incentive Plan.

Accordingly, subsequent to the end of fiscal 2021, the Compensation Committee approved the Fifth Amended and Restated Annual Incentive Plan, which will be effective with the 2022 AIP. The AIP was amended, among other things, to change the definition of employees eligible to participate in the AIP from 'director level and above' to a 'Job Level classification of 15 or above', which is consistent with the implementation of job level classification noted above and will result in increased participation in the AIP. The Compensation Committee decided to expand participation in the AIP due to the Compensation Committee’s confidence in the successful implementation of the plan and that it works effectively to motivate and retain associates. The Compensation Committee determined that it would be appropriate and in the best interest of shareholders to include more associates in that demonstrated success.

2021 AIP

On April 1, 2021, the Compensation Committee established the performance metrics for the 2021 AIP. For fiscal 2021, Mr. Kanter’s target participation in the AIP was at 100% of his earned salary, Mr. Stratton participated at 55% of his earned salary, Messrs. Dhoot and Molloy participated at 50% of their respective earned salary, and Mr. Gaeta participated at 40% of his earned salary.

The performance metrics and potential payout levels were derived from the Company’s annual operating plan for fiscal 2021. The Compensation Committee believed it was necessary, due to the continued uncertainty regarding the impact and duration of the pandemic, to focus on two key financial metrics for fiscal 2021 (Sales and Adjusted EBITDA) and added specific metrics to include functional departmental targets for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation, and personal goals. For Messrs. Kanter, Stratton and Molloy, the financial metrics represented 80% of their AIP, and for Messrs. Dhoot and Gaeta, these financial metrics represented 40% and their respective departmental metrics represented 40% of their AIP. The remaining 20% for each of the Named Executive Officers was attributable to the achievement of pre-defined personal goals. See footnote 3 to the below table for a discussion of these personal goals. The 2021 AIP metrics were intended to be achievable, with an approximate 50% probability of achievement; however, given the uncertainty surrounding the duration of the pandemic, the rollout of vaccines and its impact on our financial results, there was an inherent risk that these metrics might not be attainable.

The Company's annual operating plan for fiscal 2021 assumed that vaccines against the COVID-19 virus would be widely available and administered by the end of Spring 2021 and that demand for apparel would gradually improve in fiscal 2021 and while the Company expected to see improvement from fiscal 2020, the Company did not expect a return to pre-pandemic performance due to the continuing impact of the pandemic, including its impact on the global supply chain. The actual financial results for fiscal 2021 far exceeded the Company's expectations as the Company saw an earlier-than-expected acceleration in sales that continued through the remainder of fiscal 2021. As a result, in addition to the payouts earned under the AIP for fiscal 2021, the Compensation Committee approved a discretionary cash bonus to participants in the AIP program as described below under “Discretionary Cash and Equity Awards.”

The 2021 AIP performance metrics and actual results against these metrics were as follows:

	Metric	Award % Weight for Metric other than Messrs. Dhoot and Gaeta	Award % Weight of Metric for Mr. Dhoot	Award % Weight of Metric for Mr. Gaeta	Minimum/Maximum Potential Payout	2021 Target	2021 Actual	Payout % earned
Corporate Target 1	Sales	40.0%	20%	20%	100% payout at target, with 50% payout at 95.7% of target and 150% payout at 104.3% of target, with the exception of Mr. Kanter who was eligible for maximum payout of 200% at 104.3% of target.	$402.0 million	$505.0 million	150.0% (200% for Mr. Kanter)
Corporate Target 2	Adjusted EBITDA(1)	40.0%	20%	20%	100% payout at target, with 50% payout at 64.5% of target and 150% payout at 135.5% of target, with the exception of Mr. Kanter who was eligible for a maximum payout of 200% at 135.5% of target.	$18.3 million	$76.9 million	150.0% (200% for Mr. Kanter)
Department Goals, if applicable	Marketing & Digital	--	20%	--	Total direct comparable sales	$136.3 million	$150.3 million	150.0%
			10%		Promotional markdown rate	(2)	(2)	150.0%
			10%		Advertising sales ratio target	(2)	(2)	107.8%
	Store Operations	--	--	15%	Store conversion	(2)	(2)	150.0%
				15%	Payroll	(2)	(2)	150.0%
				10%	Net promoter score (NPS)	73	74	125.0%
Personal Target 3	Discretionary – Personal Goals	20.0%	20.0%	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance was evaluated by the Compensation Committee). Participants were eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who was eligible to receive a discretionary award up to 40%. (3)

						Varies by NEO	Varies by NEO	20.0%-30.0% (40.0% for Mr. Kanter)
(1)
As permitted under the AIP and approved by the Compensation Committee, fiscal 2021 actual results were adjusted to exclude the impairment (gain) of assets.
(2)
The Company does not publicly disclose its promotional markdown rates or its store conversion rates. Any discussion of promotional markdowns and conversion rates are limited to percentage increase or decrease over a comparable period. The same is true for store payroll; the Company does not publicly disclose its store payroll as a percentage of sales. Any discussion regarding store payroll is limited to the dollar increase or decrease over a comparable period. No external information regarding the Company's advertising sales ratio is publicly provided.
(3)
Personal goals are part of the Company’s annual performance review. At the start of the fiscal year, each associate, including each of our Named Executive Officers, develops his/her “SMART” (specific, measurable, achievable, relevant and time-bound) goals, each containing a quantifiable measure, which are approved by the CEO. The personal goals for Messrs. Dhoot, Molloy and Gaeta consisted of a combination of quantifiable goals specific to their respective corporate function. Mr. Dhoot’s personal goals were tied to the success in developing segmentation and personalization across marketing initiatives, continued improvement on the customer web experience and effectively managing markdowns as a result of promotions. Mr. Molloy’s personal goals were tied to ensuring strong corporate governance, legal and ethical compliance, and legal support and guidance throughout the organization. Mr. Gaeta’s personal goals were directly tied to the Company's stores achieving their metrics as well as team development. The personal goals for our CFO were quantifiable and were tied directly to the Company's performance, as well as team development and professional development of staff. Our CEO’s personal goals were tied to the Company's current performance as well as to develop a long-term strategy plan.

As a result of achieving the performance targets for fiscal 2021 pursuant to the 2021 AIP, as shown above, in March 2022 the Compensation Committee approved, subject to the completion of the audited financial statements, cash bonus payouts to our NEOs as follows:

Named Executive Officer	Payout at Target	Total Payout %	Total Cash Payout
Harvey S. Kanter	$735,000	200%	$1,470,000
Peter H. Stratton, Jr.	$217,250	150%	$325,875
Ujjwal Dhoot	$192,500	136%	$261,376
Robert S. Molloy	$187,500	145%	$271,875
Anthony J. Gaeta	$118,000	143%	$168,149

2022 AIP

Subsequent to the end of fiscal 2021, the Compensation Committee approved the Fifth Amended and Restated Annual Incentive Plan, which will be effective with the 2022 AIP. The AIP was amended, among other things, to change the definition of employees eligible to participate in the AIP from 'director-level and above' to a 'Job Level classification of 15 or above', which will result in increased participation in the AIP. The Compensation Committee decided to expand participation in the AIP due to the Compensation Committee’s belief that it will continue to effectively motivate and retain associates. The Compensation Committee determined that it would be appropriate and in the best interest of the Company’s stockholders to include more associates in that demonstrated success of the AIP. On April 9, 2022, the Compensation Committee established the financial and operating metrics for the 2022 AIP. The metrics for the 2022 AIP are consistent with the 2021 AIP and include Sales and Adjusted EBITDA as the Company's financial metrics with departmental targets for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation.

The Company’s financial performance metrics represent 80% of the AIP for Messrs. Kanter, Stratton and Molloy and 40% for Messrs. Dhoot and Gaeta. Messrs. Dhoot and Gaeta’s performance metrics include specific marketing and store operation targets, respectively, and represent 40% of their respective AIP. Discretionary personal goals represent the remaining 20% for the Named Executive Officers.

The 2022 AIP performance metrics approved by the Compensation Committee are as follows:

	Metric	Award % Attributable to Metric, other than Messrs. Dhoot and Gaeta	Award % Attributable to Metric for Mr. Dhoot	Award % Attributable to Metric for Mr. Gaeta	Minimum/Maximum Potential Payout
Corporate Target 1	Sales	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 96.2% of target and 150% payout at 101.9% of target, with the exception of Mr. Kanter who is eligible for maximum payout of 200% at 101.9% of target.
Corporate Target 2	Adjusted EBITDA	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 94.3% of target and 150% payout at 103.9% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 103.9% of target.
Personal Target	Discretionary- Personal Goals	20.0%	20.0%	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance will be evaluated by the Compensation Committee). Participants are eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who is eligible to receive a discretionary award up to 40%.

Departmental Goals, if applicable	Marketing & Digital	-	40.0%	-	Includes total direct sales target, promotional markdown rate target and advertising sales ratio % target.
	Store Operations	-	-	40.0%	Includes payroll as a percentage of sales target, net promoter score target and store conversion target.

The above targets for each metric are derived from the Company’s annual operating plan and budget for the 2022 fiscal year, and are intended to be achievable, with an approximate 50% probability of achievement. The likelihood of achieving the 2022 targets reflects the challenges inherent in achieving the goals and objectives of an ambitious operating plan, given the continuing uncertainty with respect to global supply chain disruptions, inflation, labor shortages, COVID-19 pandemic and geopolitical instability from Russia's invasion of Ukraine.

For fiscal 2022, Mr. Kanter will participate at 100% of his salary and Messrs. Dhoot and Molloy will continue to participate at 50% of their respective salaries. Effective March 6, 2022, Mr. Stratton's participation rate increased from 55% to 60% and Mr. Gaeta's participation rate increased from 40% to 50% and therefore will result in a blended participation rate for both of them. Messrs. Stratton and Gaeta’s increases were a result of their respective job classifications.

•
Long-term incentive plans

The Company’s long-term incentive plans are designed to ensure that the interests of our executives are aligned with those of our stockholders to create sustainable shareholder value and to promote executive retention.

The performance period for the Company’s 2019-2021 LTIP ended on January 29, 2022. The performance targets, which were established by the Compensation Committee on August 7, 2019, and the actual performance achieved were as follows:

2019-2021 LTIP Performance Period

Metric	Weight of each target	Potential Payout	Target	Actual	Payout %
Three-year Adjusted EBITDA margin	50.0%	100% payout at target, with 50% payout at 94.6% of target and 150% payout at 107.1% of target.	5.6%	5.9%	133.8%
Three-year Stacked Retail Comp	50.0%	100% payout at target, with 50% payout at 74.4% of target and 150% payout at 138.5% of target.	7.80%	36.0%	150.0%
		Blended payout			141.9%

The targets under the 2019-2021 LTIP were set prior to the COVID-19 pandemic and were not modified to carve-out or exclude any results as a result of the pandemic. As a result of the exceptional performance in fiscal 2021, the Company exceeded the target set for each metric. Based on that achievement, subsequent to the end of fiscal 2021, on March 15, 2022, the Compensation Committee approved a total performance award of $2.7 million, to be awarded in a combination of 50% cash and 50% RSUs. All awards are subject to further vesting through August 31, 2022. Approximately $1.5 million of the $2.7 million of the award was awarded to the Named Executive Officers.

The following is a summary of the awards granted to our Named Executive Officers on March 15, 2022 as a result of achieving the performance metrics under the 2019-2021 LTIP:

Name	RSUs	Cash	Total Award
Harvey S. Kanter	$443,260	$443,260	$886,520
Peter H. Stratton, Jr.	$98,088	$98,088	$196,176
Ujjwal Dhoot	$52,940	$52,940	$105,880
Robert S. Molloy	$93,122	$93,122	$186,244
Anthony J. Gaeta	$73,256	$73,256	$146,512

The following is a summary of the 2020-2022 LTIP and 2021-2023 LTIP in effect, but not completed, during fiscal 2021:

Summary of LTIPs	2020-2022		2021-2023
Effective date	June 11, 2020		March 8, 2021
Performance period	3yrs		3yrs
End of Performance Period	January 28, 2023		February 3, 2024
Target cash value	Annual Salary * Participation Rate		Annual Salary * Participation Rate
	Time-Based	Performance-Based	Time-Based	Performance-Based
Allocation of Target Cash Value	50%	50%	50%	50%
Award type	at effective date: 50% Options 50% Cash	RSUs, Cash or a combination thereof, when earned	at effective date: 25% Options 75% Cash	RSUs, Cash or a combination thereof, when earned
Vesting period	25% June 11, 2021 25% April 1, 2022 25% April 1, 2023 25% April 1, 2024	any award earned subject to additional vesting through August 31, 2023	25% April 1, 2022 25% April 1, 2023 25% April 1, 2024 25% April 1, 2025	any award earned subject to additional vesting through August 31, 2024

Performance Targets (1):	Target:	Min/Max Payout:	Target:	Min/Max Payout:
	3-yr. relative total shareholder return as compared to 2020 disclosed proxy peers (2) (100% weight)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.	3-yr. relative total shareholder return as compared to 2021 disclosed proxy peers (3) (100% weight)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.

(1)
At the time that the 2020-2022 LTIP and 2021-2023 LTIP were each approved, there remained continued uncertainty regarding the COVID-19 pandemic and the short-term and long-term impact it may have on consumer spending. As such, the Compensation Committee established just one performance metric, “Three-Year Relative Total Shareholder Return”, for both LTIPs. The Compensation Committee believed this performance metric and the issuance of stock options (as opposed to restricted stock units) under the time-based portion of the LTIPs, appropriately aligned management with the interests of our stockholders. The use of stock options also helped to preserve share availability under the 2016 Plan given the depressed stock price at the time these LTIPs were approved. The issuance of only 25% Options in connection with the 2021-2023 LTIP was a direct result of the then-share price and share availability.
(2)
For the Company and each of its 2020 disclosed proxy peers, the three-year relative total shareholder return will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 31, 2020 and January 27, 2023, adjusted for any dividends paid.
(3)
For the Company and each of its 2021 disclosed proxy peers, the three-year relative total shareholder return will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 29, 2021 and February 2, 2024, adjusted for any dividends paid.

At the time of establishing the performance targets, the Compensation Committee believed that the above metrics reflected the Company’s primary objective of returning to profitability and driving shareholder return.

The following table illustrates the components of the LTIPs with the respective vesting dates, illustrating that the time-based portion of the LTIP acts as a retention tool:

		% of	Vesting of Awards by Fiscal Year:
Approval date	Performance Period	total award	2021	2022	2023	2024	2025
6/11/2020	2020-2022 LTIP
	Time-Based Awards, vests April 1 (1), subject to forfeiture	50%	25%	25%	25%	25%	—
	Performance-Based Awards- vests August 31, if achieved	50%	—	—	100%	—	—

3/8/2021	2021-2023 LTIP
	Time-Based Awards, vests April 1 (1), subject to forfeiture	50%	—	25%	25%	25%	25%
	Performance-Based Awards- vests August 31, if achieved	50%	—	—	—	100%	—
(1)
The first tranche of time-based awards vest on April 1 following the end of the first year of the performance period or one year from the date of grant, whichever is later.

2022-2024 LTIP

Subsequent to the end of fiscal 2021, on March 30, 2022, the Compensation Committee approved the Fourth Amended and Restated Long-Term Incentive Plan (the "amended LTIP"), which will be effective beginning with the 2022-2024 LTIP. The LTIP was amended to, among other things, add a definition for "Structured Retirement" and the related vesting of both time-based and performance-based awards under such Structured Retirement. The addition of Structured Retirement provides an opportunity for greater vesting upon retirement where the participant assists the Company in ensuring the succession of the participant’s position with the Company prior to the participant’s retirement. In order to be eligible to terminate in a Structured Retirement, the participant must terminate employment after meeting the age and service requirements set forth in the amended LTIP, the Compensation Committee must confirm through proper corporate action that the participant has met all of the succession planning objectives set by the Compensation Committee for the participant, the participant must continue to work until the date required by the Compensation Committee (which may not be more than 60 days after the Compensation Committee confirms that the objectives have been met), and the participant must execute a release of claims in favor of the Company. The final determination as to whether the requirements of a Structured Retirement have been met is in the sole discretion of the Compensation Committee.

On April 9, 2022, the Compensation Committee established and approved the metric for the 2022-2024 LTIP. Consistent with the 2020-2022 LTIP and 2021-2023 LTIP, because of the continuing uncertainty with respect to global supply chain disruptions, inflation, labor shortages, COVID-19 and geopolitical instability from the Russian invasion of Ukraine, the Compensation Committee did not establish specific financial goals and again established a 3-year relative total shareholder return as the only metric under the 2022-2024 LTIP. The Compensation Committee believes that, given such uncertainties and the resulting complication attempting to set financial targets for the Company over a three-year period, the selection of a relative TSR against the Company’s peers aligns the interests of the LTIP participants with the interests of the Company’s stockholders. The Compensation Committee granted the time-based awards for the 2022-2024 LTIP in a combination of 50% restricted stock units and 50% cash.

•
Discretionary Cash and Equity Awards

On March 9, 2021, the Compensation Committee approved the discretionary grant of stock options to Mr. Kanter and all then-active associates who were participants in the 2018-2020 LTIP, including our other Named Executive Officers. The Compensation Committee considered various factors in making awards, including the need to ensure that the Company retained and motivated key employees to successfully drive its business forward beyond the pandemic to create additional long-term stockholder value. The calculation of the stock option award was determined upon the same calculation that would have been made had the 2018-2020 LTIP achieved a 12.5% achievement of its performance metric. Accordingly, the Compensation Committee approved a discretionary grant of stock options to purchase up to an aggregate of 414,337 shares of common stock, at an exercise price of $0.75 per share. The dollar value of the total awards was $198,258. The stock options vest ratably over three years, with the first tranche vesting on March 9, 2022. See “Option Awards” below for information on the discretionary stock option awards made to our Named Executive Officers.

In light of the extraordinary financial performance of the Company in fiscal year 2021 and the substantially increased workload of the Company's management team during the year and the contributions of other employees to the Company’s financial performance, the Compensation Committee determined that it was appropriate and in the best interests of the Company and its stockholders to approve a discretionary cash award in addition to the award under the 2021 AIP. Accordingly, on March 15, 2022, in addition to the payouts earned under the AIP for achieving the financial metrics for fiscal 2021 as described above, each participant in the 2021 AIP, including our Named Executive Officers, also received an additional discretionary cash bonus equal to 10% of the participant's fiscal 2021 earned salary. In aggregate, these additional cash bonuses were made to 74 participants and totaled $1.2 million. The table below reflects the discretionary cash bonus made to each of our Named Executive Officers.

Named Executive Officer	Discretionary Bonus
Harvey S. Kanter	$73,500
Peter H. Stratton, Jr.	$39,500
Ujjwal Dhoot	$38,500
Robert S. Molloy	$37,500
Anthony J. Gaeta	$29,500
•
Other Compensation

We offer our senior executives, including our Named Executive Officers, supplemental disability insurance and long-term care and pay a portion of the premiums, which we do not do for our other employees.

Our Named Executive Officers also receive benefits under certain group health, long-term disability and life insurance plans that are generally available to all of our eligible employees.

After six months of service with us, all of our employees, including our Named Executive Officers, are eligible to participate in our 401(k) Plan, and after one year of employment are eligible for a Company match. For the 2021 plan year, the Company suspended its QACA ("Qualified Automatic Contribution Arrangement") safe harbor and, while not required, the Company made a discretionary employer match for 2021. The Company has resumed its QACA safe harbor status for fiscal 2022.

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

The Compensation Committee
Willem Mesdag, Chair
Jack Boyle
Lionel F. Conacher

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our Named Executive Officers for fiscal 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($) (2) (3)	Option Awards ($) (2) (3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Harvey S. Kanter	2021	$735,000	$73,500	$443,260	$207,035	$2,069,448	$88,035	$3,616,278
President and Chief Executive	2020	$686,942	—	—	$436,880	$902,425	$84,682	$2,110,929
Officer	2019	$671,923	—	$1,941,974	—	$435,346	$114,824	$3,164,067

Peter H. Stratton, Jr.	2021	$395,000	$39,500	$98,088	$51,844	$458,525	$25,647	$1,068,604
Executive Vice President, Chief	2020	$369,173	—	—	$61,358	$200,022	$25,472	$656,025
Financial Officer and Treasurer	2019	$395,000	—	$69,123	—	$108,625	$15,497	$588,245

Ujjwal Dhoot	2021	$385,000	$38,500	$52,940	$38,639	$336,767	$12,843	$864,689
Chief Marketing Officer	2020	$322,885	$100,000		$46,601	$135,351	$9,975	$614,812

Robert S. Molloy	2021	$375,000	$37,500	$93,122	$49,218	$397,809	$27,770	$980,419
General Counsel and Secretary	2020	$350,481	—	—	$58,251	$156,598	$27,595	$592,925
	2019	$375,000	—	$65,625	—	$75,000	$17,620	$533,245

Anthony J. Gaeta	2021	$295,000	$29,500	$73,256	$38,281	$267,217	$22,040	$725,294
Chief Stores Officer	2020	$275,711	—	—	$45,824	$112,162	$21,864	$455,561
	2019	$291,730	$10,000	$51,625	—	$43,176	$11,874	$408,405

(1)
The cash bonuses in fiscal 2021 represent the discretionary cash award granted to all members of the 2021 AIP, see "Compensation Discussion and Analysis - Compensation Components and Fiscal 2021 Compensation Decisions - Discretionary Cash and Equity Awards" for a discussion of the award.
(2)
The amounts reflect the fair value, as of grant date, of awards computed in accordance with FASB ASC Topic 718, and not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year. The fair value of stock option awards were estimated as of the date of grant using a Black-Scholes valuation model. For fiscal 2019, the fair value of performance-based awards to Mr. Kanter, which were based on a market condition, was determined as of the date of grant using a Monte-Carlo valuation model. Additional information regarding the assumptions used to estimate the fair value of all awards is included in Note A and Note I to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
(3)
The amounts reflected under "Stock Awards" represent the grant of restricted stock units on March 15, 2022 as a result of the Company's achieving its performance targets under the 2019-2021 LTIP. The potential value of the award at threshold, target and maximum was previously reported in the "2019 Grants of Plan-Based Awards" under "Estimated Future Payouts Under Equity Incentive Plan Awards."

See table “Option Awards” below for a breakdown of 2021 amounts reflected in this column.

The fair value associated with the performance-based component of the equity awards under the 2021-2023 LTIP was determined based on the probable outcome of the performance conditions as of the service-inception date. Because the achievement of the performance targets under the 2021-2023 LTIP was not deemed probable as of the service-inception date, no value was attributed to the performance-based portion of these awards. The following reflects the fair values of the performance-based equity portion of the 2021-2023 LTIP assuming the highest level of performance conditions will be achieved for each of the Named Executive Officers:

Harvey S. Kanter	$468,563
Peter H. Stratton, Jr.	$103,688
Ujjwal Dhoot	$101,063
Robert S. Molloy	$98,438
Anthony J. Gaeta	$77,438
(4)
Represents cash awards earned under the 2021 AIP, cash earned under the performance-based component of the 2019-2021 LTIP, the second tranche of time-vested cash of the 2019-2020 LTIP and the first tranche of time-vested cash of the 2020-2022 LTIP. See table “2021 Non-Equity (Cash) Incentive Plan Compensation” below for additional detail.
(5)
See table “All Other Compensation” below for a breakdown of 2021 amounts reflected in this column.

The following table provides a breakdown of the amounts in fiscal 2021 in the “Option Awards” column of the Summary Compensation Table above:

Name	2021-2023 LTIP (1)	Discretionary Grant of Stock Options (2)	Total Stock Option Awards
Harvey S. Kanter	$156,188	$50,847	$207,035
Peter H. Stratton, Jr.	$34,563	$17,281	$51,844
Ujjwal Dhoot	$33,687	$4,952	$38,639
Robert S. Molloy	$32,812	$16,406	$49,218
Anthony J. Gaeta	$25,812	$12,469	$38,281
(1)
Represents the grant-date fair value of time-based stock options issued under the 2021-2023 LTIP, which vest in four tranches with the first 25% vesting on April 1, 2022 and the remaining tranches vesting on April 1, 2023, April 1, 2024 and April 1, 2025.
(2)
Represents the grant-date fair value of a discretionary grant of stock options on March 9, 2021. See Compensation Discussion and Analysis - Compensation Components and Fiscal 2021 Compensation Decisions - Discretionary Cash and Equity Awards" for additional information regarding the award. The stock options vest in three equal installments, with the first tranche vesting on March 9, 2022, the second tranche on March 9, 2023 and remaining tranche on March 9, 2024.

The following table provides a breakdown of the amounts for fiscal 2021 in the “2021 Non-Equity (Cash) Incentive Plan Compensation” column of the Summary Compensation Table above:

Name	Annual Incentive Plan (1)	2019-2021 LTIP Performance-Based(2)	2019-2021 LTIP Time-Based(3)	2020-2022 LTIP Time-Based (3)	Total Non- Equity (Cash)
Harvey S. Kanter	$1,470,000	$443,260	$78,094	$78,094	$2,069,448
Peter H. Stratton, Jr.	$325,875	$98,088	$17,281	$17,281	$458,525
Ujjwal Dhoot	$261,376	$52,940	$9,326	$13,125	$336,767
Robert S. Molloy	$271,875	$93,122	$16,406	$16,406	$397,809
Anthony J. Gaeta	$168,149	$73,256	$12,906	$12,906	$267,217
(1)
Each Named Executive Officer earned a cash bonus under the 2021 AIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2021 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information about the payouts under the 2021 AIP.
(2)
Represents the cash portion of the award earned under the performance-based component of the 2019-2021 LTIP that was granted on March 15, 2022, with additional vesting through August 31, 2022.
(3)
Represents the vesting of the second tranche of the time-based cash award granted in August 2019 under the 2019-2021 LTIP and the first tranche of the time-based cash award granted in June 2020 under the 2020-2022 LTIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2021 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information about the payouts under the 2019-2021 LTIP and the 2020-2022 LTIP.

The following table provides a breakdown of the amounts for fiscal 2021 in the “All Other Compensation” of the Summary Compensation Table above:

Name	Auto Allowance	401(k)	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Relocation Costs	Total Other Compensation
Harvey S. Kanter	$10,000	$10,150	$12,876	$5,009	$50,000	$88,035
Peter H. Stratton, Jr.	$8,400	$10,150	$4,034	$3,063	$—	$25,647
Ujjwal Dhoot	$—	$10,150	$—	$2,693	$—	$12,843
Robert S. Molloy	$8,400	$10,150	$4,821	$4,399	$—	$27,770
Anthony J. Gaeta	$8,400	$10,150	$—	$3,490	$—	$22,040

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

The total annual compensation for our CEO, Mr. Kanter, for fiscal 2021, as shown in the “Summary Compensation Table”, was $3,616,278. The total annual compensation for our median employee, who is a full-time employee, was $35,240, calculated using the same methodology as used in the “Summary Compensation Table”. Based on this information, for fiscal 2021 the ratio of the annual total compensation of Mr. Kanter, our CEO, to the median of the annual total compensation of all employees was 103 to 1.

Under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure. As there were no changes in our employee population or to the median-paid employee's compensation arrangements in 2021 that would significantly affect the pay ratio disclosure, the employee representing the median-paid employee is the same employee selected in our 2020 disclosure. To identify the median employee in 2020, we evaluated all employees, other than our CEO, employed by the Company as of December 31, 2020, including those employees who were furloughed for any period of time, and utilized the following methodology:

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
•
Because substantially all of our employees either took a temporary reduction in base salary during fiscal 2020 or were furloughed for a period of time, we did not annualize any compensation for any permanent full-time or part-time employees, who started employment at the Company during calendar 2020. We also did not annualize compensation for any seasonal or temporary employees. Our median employee was not furloughed and did not take any temporary reduction in base salary.
•
We excluded employees located outside of the U.S. under the de minimis exception to the pay ratio rule, which permits exclusion if a company’s non-U.S. employees account for 5% or less of total employees. The jurisdictions and approximate number of employees excluded were Canada (8) and Hong Kong (2).

Employment Agreements

Harvey S. Kanter, President, Chief Executive Officer and Director

On February 19, 2019, we entered into an employment agreement with Mr. Kanter (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Kanter was appointed President, Chief Executive Officer and a director of the Company effective April 1, 2019. From February 19, 2019 to March 31, 2019, Mr. Kanter served as an Advisor to the Acting CEO. The initial term of the Employment Agreement was three years, ending March 31, 2022 (“Initial Term”), and could be automatically renewed, upon the same terms and conditions, for successive periods of one year, unless either party terminates in accordance with the terms of the employment agreement. The Company and Mr. Kanter entered into an Amended and Restated Employment Agreement (the "Amended Employment Agreement") on April 1, 2022. The terms of the Amended Employment, which will apply to Mr. Kanter's compensation for fiscal 2022 and beyond is discussed below under "Amended Employment Agreement with Mr. Kanter."

The following discussion applies to the terms of the Employment Agreement in effect during fiscal 2021. Pursuant to his Employment Agreement, Mr. Kanter received an annual base salary of $735,000 as President and Chief Executive Officer with an annual automobile allowance of $10,000. In connection with his hiring, Mr. Kanter also received a housing allowance of $100,000 in April 2019, $50,000 in April 2020 and $50,000 on April 1, 2021.

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

Pursuant to the initial Employment Agreement, if Mr. Kanter terminates his employment for Good Reason or the Company terminates his employment without Justifiable Cause:

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

Employment Agreements with Named Executive Officers

We also have employment agreements with each of our other Named Executive Officers (the “NEO Employment Agreements”). The term of each NEO Employment Agreement begins on the respective effective date and continues until terminated by either party. Our Named Executive Officers are eligible to participate in our AIP. For fiscal 2021, Mr. Stratton participated at a target rate of 55%, Messrs. Dhoot and Molloy participated at a target rate of 50% and Mr. Gaeta participated at a target rate of 40%. For fiscal 2021, the Named Executive Officers were also eligible to participate in our LTIP at 70% of their respective average base salaries, as defined in the plan, depending on our performance (based on long-term performance goals). Beginning in fiscal 2022, Mr. Stratton will be eligible to participate in future LTIPs at 90% of his average base salary and the participation rate for all other Named Executive Officers will remain 70%. Each Named Executive Officer is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

Each of the NEO Employment Agreements provide that, if the executive officer’s employment is terminated by us at any time for any reason other than “justifiable cause” (as defined in the NEO Employment Agreements), disability or death, we are required to pay the executive his then current base salary for five months after the effective date of such termination. This severance benefit is conditioned upon the executive’s execution of a general release. These payments are not made if the executive is terminated with “justifiable cause,” the executive resigns, or the executive dies or becomes disabled. The Named Executive Officers would also be entitled to additional payments or acceleration of awards under the AIP and LTIP programs, in accordance with the terms of those plans.

If the Named Executive Officer’s employment is terminated at any time within one year following a Change of Control (as defined in the NEO Employment Agreements) other than for "justifiable cause," or if the executive resigns for “good reason,” then we will be obligated to pay the executive an amount equal to twelve months of the executive’s highest base salary in effect at any time during the six-month period ending on the date of the Change of Control. This payment also is conditioned upon the executive’s execution of a general release. Payments made under this provision are to be reduced if and to the extent necessary to avoid any payments or benefits to the executive being treated as “excess parachute payments” within the meaning of Internal Revenue Code Section 280G(b)(i).

The NEO Employment Agreements contain confidentiality provisions pursuant to which each executive agrees not to disclose confidential information regarding our Company. The NEO Employment Agreements also contain covenants pursuant to which each executive agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which is a specialty retailer that primarily distributes, sells or markets so-called “big and tall” apparel of any kind for men or which utilizes the “big and tall” retail or wholesale marketing concept as part of its business.

Estimated Potential Payments to Named Executive Officers

The following table shows the payments that would be made to our Named Executive Officers assuming a “termination without cause” or a “resignation for good reason” (each a “Qualifying Termination”) or a Qualifying Termination following a Change in Control, as described in the employment agreements, as of January 29, 2022 (the last day of fiscal year 2021). As discussed below, subsequent to year-end, the Company and Mr. Kanter entered into an Amended Employment Agreement effective April 1, 2022. The amounts for Mr. Kanter in the table below reflect the terms of his agreement as in effect during fiscal 2021, and not the terms of his Amended Employment Agreement.

				Long-Term Incentive Plan
Name	Continued Base Salary(1)	Annual Incentive Plan (2)	Sign-on and Discretionary Awards (3)	Time- Based Awards (4)	Performance- Based Compensation (5)	Total Potential Payments
Harvey S. Kanter
Qualifying Termination	$245,000	$1,470,000	$765,836	$2,400,113	$1,510,326	$6,391,274
Qualifying Termination due to change in control	$2,940,000	$1,470,000	$765,836	$2,400,113	$1,510,326	$9,086,274
Peter H. Stratton, Jr.
Qualifying Termination	$197,500	$325,875	$42,666	$768,214	$334,218	$1,668,473
Qualifying Termination due to change in control	$395,000	$325,875	$42,666	$768,214	$334,218	$1,865,973
Ujjwal Dhoot
Qualifying Termination	$192,500	$261,376	$12,226	$685,831	$220,574	$1,372,506
Qualifying Termination due to change in control	$385,000	$261,376	$12,226	$685,831	$220,574	$1,565,006
Robert S. Molloy
Qualifying Termination	$187,500	$271,875	$40,504	$789,521	$317,295	$1,606,695
Qualifying Termination due to change in control	$375,000	$271,875	$40,504	$789,521	$317,295	$1,794,195
Anthony J. Gaeta
Qualifying Termination	$147,500	$168,149	$30,784	$619,786	$249,606	$1,215,825
Qualifying Termination due to change in control	$295,000	$168,149	$30,784	$619,786	$249,606	$1,363,325
(1)
Because Mr. Kanter was in the Initial Term of his Employment Agreement as of January 29, 2022, for a Qualifying Termination, Mr. Kanter would have been entitled to receive, as continued base salary, the sum of the remaining base salary and annual incentive payout, assuming target, that he would have received during the Initial Term of his employment. For the other Named Executive Officers, continued base salary for Qualifying Termination assumes six months of salary, which includes one month for notice. Continued base salary for Qualifying Termination due to change in control is the sum of two times base salary plus the then-amount of the annual incentive payout at target for Mr. Kanter and one-year base salary for the other Named Executive Officers. With respect to Mr. Kanter, it should be noted that pursuant to his Amended Employment Agreement, effective April 1, 2022, Mr. Kanter is in a new three-year Initial Term of his Amended Employment Agreement, whereby he would be entitled to receive, as continued base salary, the sum of the remaining base salary and annual incentive payout, assuming target, through the new Initial Term of his employment, or April 1, 2025.
(2)
The amounts represent the actual incentive earned for 2021 AIP. The amount does not include the discretionary 10% cash award that was subsequently awarded after year-end to all participants in the 2021 AIP, as for purposes of this table the Named Executive Officer is deemed to have been terminated as of the end of fiscal 2021. See "Compensation Discussion and Analysis - Compensation Components and Fiscal 2021 Compensation Decisions - Discretionary Cash and Equity Awards" for more information regarding this award.
(3)
Represents the prorated vesting of a discretionary grant of stock options granted on March 9, 2021 to Mr. Kanter and all then-active participants of the 2018-2020 LTIP. See footnote 2 to the 2021 Grants of Plan-Based Awards Table for a discussion of this grant. The table also includes a prorated vesting of Mr. Kanter’s RSUs that were granted to him in connection with his hiring.
(4)
Time-based awards under our LTIPs represent time-based RSUs under our 2018-2020 LTIP, 2019-2021 LTIP, 2020-2022 LTIP and 2021-2023 LTIP. Because the respective performance periods for the 2018-2020 LTIP and the 2019-2021 LTIP would have been complete as of January 29, 2022, all outstanding awards would have become fully vested under both a Qualifying Termination and Qualifying Termination due to a change in control. Because the 2020-2022 LTIP would have completed the second year of its performance period and the 2021-2023 LTIP would have completed the first year of its performance period, as of January 29, 2022, each participant would have vested in shares based on a pro-rata vesting percentage, which is calculated based on the number of effective days of participation over the total number of days in the performance period.
(5)
Includes the actual performance award earned under the 2019-2021 LTIP. Because the performance periods for the 2020-2022 LTIP and the 2021-2023 LTIP were not complete as of January 29, 2022, for a Qualifying Termination, each participant would be entitled to receive a pro-rated vesting percentage, at the end of the performance period for each of the respective LTIPs based on the actual performance level achieved. The above table assumes actual performance level achieved is target. For a Qualifying Termination due to a change in control, each participant would be entitled to receive a pro-rated vesting percentage, at the date of the change in control at target. Mr. Kanter’s remaining PSUs would forfeit unexercised unless, during the thirty-days following his termination, a performance target is achieved. In such case, he would be entitled to any unvested PSUs that would have vested as though he had not been terminated.
(6)
All outstanding time-based awards were valued using the closing stock price of our stock on January 28, 2022 of $4.33 per share.

Amended Employment Agreement with Mr. Kanter

As described above, in February 2022, the Compensation Committee engaged Segal to review the compensation of Mr. Kanter’s base salary and total direct compensation. Effective April 1, 2022, the Company and Mr. Kanter entered into an Amended Employment Agreement. The initial term of the Amended Employment Agreement is for three years, ending on April 1, 2025, unless terminated earlier in accordance with the terms of the Amended Employment Agreement (the “New Initial Term”). At the expiration of the New Initial Term, the Amended Employment Agreement will automatically renew, upon the same terms and conditions, for successive periods of one year, unless either party provides advance written notice in accordance with the agreement. Mr. Kanter's base salary under the Amended Employment Agreement increased to $850,000. Mr. Kanter will continue to participate in the Company's AIP and LTIPs at the same participation and payout rates as his initial Employment Agreement. Beginning with the first payroll in April 2022, Mr. Kanter receives a quarterly travel allowance in the amount of $30,000, which is intended to be used for travel between Mr. Kanter's home and the Company’s corporate offices.

Under Mr. Kanter's initial Employment Agreement, Mr. Kanter was granted 720,000 PSUs. Currently, 240,000 PSUs remain unvested and will expire on April 1, 2023 if the Average Share Price of $8.00 is not achieved by that date. In the Amended Employment Agreement, if the remaining 240,000 PSUs do not vest, the Company agreed to grant Mr. Kanter a new performance share award after April 1, 2023 (but not later than December 31, 2023), the amount and terms of which will be set by the Board in its sole discretion.

In addition to the termination provisions that existed in the Employment Agreement, a clause was added to the Amended Employment Agreement that states that a termination of employment that meets the requirements of a Structured Retirement (as defined in the Fourth Amended and Restated Destination XL Group, Inc. Long-Term Incentive Plan) and that occurs prior to the expiration of the Initial Term, will be deemed to be a termination by the Company without Justifiable Cause. Additionally, for purposes of the Annual Incentive Plan, a termination of employment that meets the requirements of a Structured Retirement and that occurs at any time during the Employment Term (including after the Initial Term) will be deemed to be a termination by the Company without Justifiable Cause.

Clawback Policy

Our employment agreements with our executives, including our Named Executive Officers, contain a “clawback” provision that provides for remedies in the event we learn, after the executive’s termination by us, other than for “justifiable cause,” that his or her termination could have been terminated for “justifiable cause.” Pursuant to the employment agreements, an executive shall be required to pay to the Company all amounts paid to the executive other than such portion of an executive’s base salary and reimbursement of expenses accrued through the date of the termination; all vested and unvested awards, as defined therein, held by the executive shall immediately expire; and the executive shall be required to pay to the Company an amount equal to any gains resulting from the exercise or payment of any awards.

In addition, in August 2018, our Compensation Committee approved a clawback policy that requires our Named Executive Officers to reimburse the Company for bonuses and other incentive compensation and stock sale profits if the Company is required to restate its financial statements, as a result of misconduct, due to material noncompliance with the financial reporting requirements of the securities laws.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2021.

2021 GRANTS OF PLAN-BASED AWARDS

		Service	Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Inception	Threshold		Target		Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
	Date	Date	($)		($)		($)	($) (1)	($) (1)	($) (1)	(#)	(#)	($ / Sh)	($)
Harvey S. Kanter
Discretionary grant (2)	3/9/2021		—		—		—	—	—	—	—	106,265	—	$50,847
2021 AIP (3)		4/1/2021	$147,000		$735,000		$1,470,000	—	—	—	—	—	—	—
2021-2023 LTIP, Time-Based (4)	3/8/2021	1/31/2021	$-		$468,563		$-	—	—	—	—	335,960	—	$156,188
2021-2023 LTIP, Performance-Based (4)	3/8/2021	1/31/2021	$78,094		$312,375		$468,563	$78,094	$312,375	$468,563	—	—	—	—
Peter H. Stratton, Jr.
Discretionary grant (2)	3/9/2021											36,116		$17,281
2021 AIP (3)		4/1/2021	$43,450		$217,250		$325,875	—	—	—	—	—	—	—
2021-2023 LTIP, Time-Based (4)	3/8/2021	1/31/2021	—		$103,688		—	—	—	—	—	74,344	—	$34,563
2021-2023 LTIP, Performance-Based (4)	3/8/2021	1/31/2021	$17,281		$69,125		$103,688	$17,281	$69,125	$103,688	—	—	—	—
Ujjwal Dhoot
Discretionary grant (2)	3/9/2021											10,349	—	$4,952
2021 AIP (3)		4/1/2021	$38,500		$192,500		$288,750	—	—	—	—	—	—	—
2021-2023 LTIP, Time-Based (4)	3/8/2021	1/31/2021	—		$101,063		—	—	—	—	—	72,461	—	$33,687
2021-2023 LTIP, Performance-Based (4)	3/8/2021	1/31/2021	$16,844		$67,375		$101,063	$16,844	$67,375	$101,063	—	—	—	—
Robert S. Molloy
Discretionary grant (2)	3/9/2021											34,287		$16,406
2021 AIP (3)		4/1/2021	$37,500		$187,500		$281,250	—	—	—	—	—	—	—
2021-2023 LTIP, Time-Based (4)	3/8/2021	1/31/2021	—	—	$98,438	—	—	—	—	—	—	70,579	—	$32,812
2021-2023 LTIP, Performance-Based (4)	3/8/2021	1/31/2021	$16,406	—	$65,625	—	$98,438	$16,406	$65,625	$98,438	—	—	—	—
Anthony J. Gaeta
Discretionary grant (2)	3/9/2021											26,058		$12,469
2021 AIP (3)		4/1/2021	$23,600		$118,000		$177,000	—	—	—	—	—	—	—
2021-2023 LTIP, Time-Based (4)	3/8/2021	1/31/2021	—		$77,438		—	—	—	—	—	55,522	—	$25,812
2021-2023 LTIP, Performance-Based (4)	3/8/2021	1/31/2021	$12,906		$51,625		$77,438	$12,906	$51,625	$77,438	—	—	—	—

(1)
Performance-based awards under the LTIP plans are denominated in dollars at the service inception date. The actual grant date of equity awards will occur only if the performance targets are achieved. See footnote 3 below for additional information on the 2021-2023 LTIP.

(2)
On March 9, 2021, the Compensation Committee approved a discretionary grant of stock options to Mr. Kanter and all active members of management who were participants in the 2018-2020 LTIP. See "Compensation Components and Fiscal 2021 Compensation Decisions - Discretionary Cash and Equity Awards" for more information regarding this grant.
(3)
The threshold payout for each executive assumes the achievement of only the individual personal goals, target payout assumes 100%, and the maximum payout assumes 150% of the payout targets under the 2021 AIP, with the exception of the maximum payout for Mr. Kanter which is 200%. See “Compensation Components and Fiscal 2021 Compensation Decisions - Performance-based annual incentive plan – 2021 AIP” for more information on the targets set under the 2021 AIP. The respective actual cash payment made to each of the Named Executive Officers under the 2021 AIP is included in the “Summary Compensation Table” for fiscal 2021.
(4)
On March 8, 2021, the Compensation Committee approved the performance target for the 2021-2023 LTIP. The performance-based awards represent 50% of the total potential payout under the 2021-2023 LTIP, and assumes that 50% is payable in cash and 50% payable in equity. The amounts in the above table represent the dollar value of any future grant of cash and equity assuming a potential payout at threshold, target and maximum for each executive estimated based on achieving 50%, 100% and 150%, respectively, of the payout targets set by the Compensation Committee. The actual grant of equity will occur only if the performance targets are achieved. The remaining 50% of the total potential payout under the 2021-2023 LTIP represents time-based awards, which were granted 75% cash and 25% in stock options. The above table reflects the cash award and the stock options that were granted on March 8, 2021. The cash award and the stock options vest in four equal tranches, with the first tranche vesting on April 1, 2022 and the remaining tranches vesting on April 1, 2023, April 1, 2024 and April 1, 2025. See “Compensation Components and Fiscal 2021 Compensation Decisions - Long-term incentive plans - 2021-2023 Performance Period” above for more information on the targets.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2021.

2021 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable	(#)		($)	Date	(#)		($)(1)	(#)		($)(1)
Harvey S. Kanter	—		—	—				—		—	240,000	(2)	1,039,200
	—		—	—				120,000	(2)	$519,600	—		—
	—		—	—				91,337	(3)	$395,489	—		—
	—		300,000	—	(4)	$0.64	6/10/2030	—		—	—		—
	—		—	663,060	(5)	$0.53	6/11/2030	—		—	—		—
	—		—	335,960	(6)	$0.69	3/8/2031	—		—	—		—
	—		106,265	—	(7)	$0.75	3/9/2031	—		—	—		—

Peter H. Stratton, Jr.	48,909	(5)	—	146,727	(5)	$0.53	6/11/2030	—		—	—		—
	—		—	74,344	(6)	$0.69	3/8/2031	—		—	—		—
	—		36,116	—	(7)	$0.75	3/9/2031	—		—	—		—
	—		—	—				11,836	(8)	$51,250	—		—
	—		—	—				20,211	(3)	$87,514	—		—

Ujjwal Dhoot	37,146	(5)	—	111,438	(5)	$0.53	6/11/2030	—		—	—		—
	—		—	72,461	(6)	$0.69	3/8/2031	—		—	—		—
	—		10,349	—	(7)	$0.75	3/9/2031	—		—	—		—
	—		—	—				10,158	(8)	$43,984
	—		—	—				14,349	(3)	$62,131

Robert S. Molloy	18,317		—	—		$5.04	5/28/2023	—		—	—		—
	46,433	(5)	—	139,298	(5)	$0.53	6/11/2030	—		—	—		—
	—		—	70,579	(6)	$0.69	3/8/2031	—		—	—		—
	—		34,287	—	(7)	$0.75	3/9/2031	11,237	(8)	$48,656	—		—
	—		—	—				19,188	(3)	$83,084	—		—

Anthony J. Gaeta	18,719		—	—		$5.04	5/28/2023	—		—	—		—
	36,527	(5)	—	109,581	(5)	$0.53	6/11/2030	—		—	—		—
	—		—	55,522	(6)	$0.69	3/8/2031	—		—	—		—
	—		26,058	—	(7)	$0.75	3/9/2031	—		—	—		—
	—		—	—				8,540	(8)	$36,978	—		—
	—		—	—				15,095	(3)	$65,361	—		—

(1)
The value of shares was calculated using the closing price of our common stock of $4.33 on January 28, 2022.
(2)
These awards represent sign-on awards granted to Mr. Kanter in fiscal 2019. The original awards consisted of a grant of 240,000 RSUs that are vesting ratably over four years, with the remaining two tranches vesting on April 1, 2023 and April 1, 2024 and a grant of 720,000 PSUs that vest in installments when the following milestones are met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is $6.00 and one-third when the VWAP is $8.00. The first two tranches of the PSUs vested in fiscal 2021. The remaining 240,000 PSUs will expire on April 1, 2023 if the $8.00 VWAP is not achieved.
(3)
These awards represent the unvested portion of RSUs granted on August 7, 2019 in connection with our 2019-2021 LTIP. These awards vest in two remaining tranches on April 1, 2022 and April 1, 2023.
(4)
This award represents a discretionary grant of stock options to Mr. Kanter in fiscal 2020 that originally vested in three equal tranches. The remaining two tranches vest on April 1, 2022 and April 1, 2023.
(5)
These awards represent stock options granted on June 11, 2020 in connection with the time-based portion of our 2020-2022 LTIP. The awards vest in four equal tranches on June 11, 2021, April 1, 2022, April 1, 2023 and April 1, 2024.
(6)
These awards represent stock options granted on March 8, 2021 in connection with the time-based portion of our 2021-2023 LTIP. The awards vest in four equal tranches on April 1, 2022, April 1, 2023, April 1, 2024 and April 1, 2025.
(7)
These awards represent a discretionary grant of stock options on March 9, 2021 to Mr. Kanter and all the-active members of management who were participants in the 2018-2020 LTIP. The awards vest in three equal tranches on March 9, 2022, March 9, 2023 and March 9, 2024.
(8)
These awards represent the unvested portion of RSUs granted on October 24, 2018 in connection with our 2018-2020 LTIP, except with respect to Mr. Dhoot for which awards were granted on December 16, 2019. The remaining awards vested on April 1, 2022.

Option Exercises and Stock Vested Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2021.

2021 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of shares Vested (#)(2)	Value Realized on Vesting ($) (1)
Harvey S. Kanter	371,020	$1,979,588	585,669	$3,465,202
Peter H. Stratton, Jr.	33,816	$95,361	21,942	$26,330
Ujjwal Dhoot	—	$—	17,331	$20,797
Robert S. Molloy	36,634	$84,625	20,832	$24,998
Anthony J. Gaeta	—	$—	16,087	$19,304

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
(2)
The stock awards that vested during fiscal 2021 include the time-based awards granted under the 2018-2020 LTIP and 2019-2021 LTIP. The number of shares vested for Mr. Kanter also includes shares that vested pursuant to sign-on awards, including 480,000 performance stock units which vested during fiscal 2021 as a result of the Company's VWAP achieving $4.00 and $6.00 per share.

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

In fiscal 2018, the Board ratified and approved the recommendation of the Company’s management team to suspend employer contributions to the 401(k) Plan, for the period from July 1, 2018 until December 31, 2019 and resumed its QACA status for the 2020 plan year. For the 2021 plan year, the Company suspended its QACA safe harbor and, while not required, the Company made a discretionary employer match for 2021. The Company has resumed its QACA safe harbor status for fiscal 2022.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board with respect to the compensation paid to our non-employee directors.

The Company's Non-Employee Director Compensation Plan, as amended to date, sets forth the compensation to be paid to our non-employee directors, including in the form of equity. The plan also permits the Company’s non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash fees for service as a director, and currently, there are 1.5 million shares authorized for issuance under the plan for this purpose. The plan is a stand-alone plan and is not a sub-plan under our 2016 Incentive Compensation Plan (the “2016 Plan”). Accordingly, shares issued under the plan for voluntary elections to receive shares of common stock in lieu of cash fees do not reduce the shares available for issuance under the 2016 Plan. However, as described below, beginning in fiscal 2022, directors will be required to receive up to 60% of their annual retainer in the form of shares of our common stock, which shares will come from the 2016 Plan. At January 29, 2022, 797,090 shares remained available for future issuance under the plan to directors that voluntarily elect to receive such shares in lieu of cash fees in accordance with the terms of the plan. We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company. We believe that the total compensation that our non-employee directors receive is in line with our current peer group.

Director Compensation in Fiscal 2021

Our non-employee directors were compensated under the plan as follows in fiscal 2021:

•
each independent director received a quarterly retainer of $30,000;
•
the Chairman of the Board or Lead Director, as applicable, received a quarterly retainer of $5,000;
•
the Chairperson of the Audit Committee received a quarterly retainer of $2,500; and
•
the Chairperson of each other Board committee received a quarterly retainer of $1,250.

For fiscal 2021, non-employee directors were not required to elect 50% of their annual retainer in equity as was previously required under the terms of the plan. The decision to temporarily suspend this requirement was made to preserve the shares available for grant under the 2016 Plan, which is used to support the Company’s employee incentive programs. The terms of the plan in place for fiscal 2021 also limited the number of shares that could be issued each quarter to 250,000 shares (with any shortfall satisfied in cash), removed the requirement for directors to take 50% of their annual retainer in equity and removed the ability for directors to elect deferred stock.

Changes to Non-Employee Director Compensation Plan for Fiscal 2022

In November 2021, the Compensation Committee engaged Segal to conduct a study comparing the Company's non-employee director compensation, including pay mix and pay practices, to the Company's proxy peers and similarly situated organizations. Based on the results of that study, in December 2021, the Compensation Committee recommended, and the Board of Directors approved, amendments to the Non-Employee Director Compensation Plan that are effective beginning in fiscal 2022. The plan was amended to, among other things, add a minimum equity ownership requirement that requires each director to receive at least 60% of their annual retainers in shares of common stock until the value of their equity ownership is equal to at least three times the annual retainer. Any shares issued to satisfy the minimum equity ownership requirement will be issued under the 2016 Plan, any additional equity will be satisfied under the Non-Employee Director Compensation Plan and the maximum number of shares that can be issued in any quarter pursuant to the plan remains limited to 250,000 shares in the aggregate. In addition, compensation paid to directors was amended, such that beginning in fiscal 2022, non-employee directors will receive the following compensation: (i) a retainer equal to $33,750 per fiscal quarter, (ii) a fee equal to $10,000 per fiscal quarter for the Board Chair/Lead Director, (iii) a fee equal to $5,000 per fiscal quarter for the chairperson of the audit committee, and (iv) a fee equal to $2,500 per fiscal quarter for the chairperson of any of the Board’s other committees.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2021. Ms. Rubin become a director on April 14, 2021 and Ms. Bauza became a director on December 17, 2021. Mr. Kanter is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director. Compensation earned by Mr. Kanter is included above in the “Summary Compensation Table.”

2021 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Lionel F. Conacher, Chairman	$75,000	$75,000	—	—	$150,000
Jack Boyle	31,250	93,750	—	—	125,000
Carmen R. Bauza	14,333	—	—	—	14,333
Willem Mesdag	—	125,000	—	—	125,000
Mitchell S. Presser, former director	1,717	62,500	—	—	64,217
Ivy Ross	104,500	18,000	—	—	122,500
Elaine K. Rubin	95,667	—	—	—	95,667

(1)
For fiscal 2021, Messrs. Mesdag and Presser elected to receive all compensation in unrestricted shares of common stock. Mr. Presser received a cash payment for the pro-rated third quarter retainer. Mr. Conacher elected to receive 50% of his compensation in unrestricted shares of common stock and 50% in cash. Mr. Boyle elected to receive 75% of his compensation in unrestricted shares of common stock and 25% in cash. Ms. Ross elected to receive 85% of her compensation in cash and 15% in stock. Pursuant to the Non-Employee Director Compensation Plan, because Mses. Bauza and Rubin joined the Board during fiscal 2021 and were not able to make elections they both received all compensation in cash. The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the consolidated closing price of our common stock on the grant date. Payments are made at the beginning of each quarter, with the grant date being the first business day of each respective quarter.
(2)
Represents the portion of each director’s compensation that was paid in the form of equity through the issuance of unrestricted shares of common stock.
(3)
There were no stock option grants to any of the directors in fiscal 2021. The following directors had the respective number of stock options outstanding at January 29, 2022: Mr. Boyle: 15,000; Mr. Conacher: 15,000; Mr. Mesdag: 15,000; and Ms. Ross: 15,000.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee who served on the Compensation Committee during fiscal 2021 was at any time during fiscal 2021 or at any other time an officer or employee of our Company. During fiscal 2021, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 13, 2022. We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
AWM Investment Company, Inc. c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, New York 10022	10,970,434	(2)	17.4%
Seymour Holtzman 100 N Wilkes Barre Blvd. Wilkes Barre, PA 18702	4,469,018	(3)	7.0%
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 63,646,745 shares of our common stock outstanding as of May 13, 2022.
(2)
Based on a Form 4 filed on April 21, 2022. AWM Investment Company, Inc. is the investment adviser to Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Cayman Fund, L.P. (“SSCF”) and Special Situations Private Equity Fund, L.P. (“SSPE,” and together with SSFQP and SSCF, “the Funds”). Of the shares reflected in the table, (i) 6,578,108 shares are held directly by SSFQP, (ii) 2,231,647 shares are held directly by SSCF and (iii) 2,160,679 shares are held directly by SSPE. As the investment adviser to the Funds, AWM holds sole voting and investment power over these shares.
(3)
Based on Amendment No. 62 to Schedule 13D dated August 5, 2021. Of these shares, 339,594 shares are held by Jewelcor Management, Inc. Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc.

Security Ownership of Management

The following table sets forth certain information as of May 13, 2022, with respect to our directors, our Named Executive Officers (as defined above under “Executive Compensation”) and our directors and executive officers as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Lionel F. Conacher	358,069	(2)	*
Chairman of the Board
Harvey S. Kanter	804,519	(3)	1.3%
President and Chief Executive Officer and Director
Peter H. Stratton, Jr.	307,413	(4)	*
Executive Vice President, Chief Financial Officer and Treasurer
Ujjwal Dhoot	162,765	(5)	*
Chief Marketing Officer
Robert S. Molloy	388,886	(6)	*
General Counsel and Secretary
Anthony J. Gaeta	257,659	(7)	*
Chief Stores Officer
Jack Boyle, Director	476,315	(2)	*
Carmen R. Bauza, Director	8,766		*
Willem Mesdag, Director	3,000,997	(8)	4.7%
Ivy Ross, Director	209,395	(2)	*
Elaine K. Rubin, Director	54,610		*
Directors and executive officers as a group (15 persons)	6,806,159	(9)	10.5%

* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 63,646,745 shares of our common stock outstanding as of May 13, 2022.
(2)
Includes 15,000 shares subject to stock options exercisable within 60 days.
(3)
Includes 490,432 shares subject to stock options exercisable within 60 days.
(4)
Includes 128,442 shares subject to stock options exercisable within 60 days.
(5)
Includes 95,856 shares subject to stock options exercisable within 60 days.
(6)
Includes 140,257 shares subject to stock options exercisable within 60 days.
(7)
Includes 114,340 shares subject to stock options exercisable within 60 days.
(8)
Includes 15,000 shares subject to stock options exercisable within 60 days and 435,568 shares of deferred stock receivable upon Mr. Mesdag’s separation from the Board. Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc. With the exception of the stock options and deferred stock, all shares are held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC. By virtue of his direct or indirect control of Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC, Mr. Mesdag is deemed to beneficially own all of the securities held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC. With the exception of the stock options and deferred stock, these shares are held in a margin account. There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged.
(9)
Includes 1,393,152 shares subject to stock options exercisable within 60 days and 435,568 shares of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 29, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,812,409	$0.90	(2)	4,800,386
Equity compensation plans not approved by security holders (3)	—	—		767,090
Total	5,812,409	$0.90		5,567,476
(1)
Includes 4,621,550 outstanding stock options, 515,291 outstanding RSUs, 240,000 outstanding PSUs and 435,568 outstanding deferred stock awards.
(2)
The weighted-average exercise price is calculated solely based upon outstanding stock options and excludes RSUs, PSUs and deferred stock awards.
(3)
Pursuant to the Non-Employee Director Compensation Plan, we have 1,500,000 shares authorized for stock issuances in lieu of cash director fees, of which 767,090 shares were available at January 29, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its charter, the Audit Committee reviews all related-party transactions on an ongoing basis and, to the extent required by the Sarbanes−Oxley Act of 2002, the SEC or Nasdaq, all such transactions must be approved by the Audit Committee except as otherwise delegated by the Audit Committee to another independent body of the Board.

Director Independence

Our Board is currently comprised of seven members, all of whom are independent, under the rules for Nasdaq, other than Mr. Kanter, the Company’s CEO.

Item 14. Principal Accountant Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended January 29, 2022. KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firm for the fiscal years ended January 29, 2022 (“fiscal 2021”) and January 30, 2021 (“fiscal 2020”):

	Fiscal 2021	Fiscal 2020
Audit Fees (1)	$1,060,500	$730,000
Audit-Related Fees	—	—
Tax Fees (2)	100,000	100,000
All Other Fees (3)	1,780	1,780
Total Fees	$1,162,280	$831,780

(1)
Audit Fees related to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K for fiscal 2021 and fiscal 2020, services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2021, reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q for fiscal 2021 and fiscal 2020, and services normally provided by the independent auditor in connection with statutory and regulatory filings in both fiscal years.
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

The policy provides that any proposed engagement that does not fit within the definition of a pre-approved service or is not within the fee limits must be presented to the Audit Committee for consideration at its next regular meeting or to the Chair of the Audit Committee in time-sensitive cases. The Audit Committee will regularly review summary reports detailing all services (and related fees and expenses) being provided to us by the independent registered public accounting firm.

All of the services provided in fiscal 2021 and fiscal 2020 under Audit Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

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

DESTINATION XL GROUP, INC.
May 31, 2022	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter
President and Chief Executive Officer

/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Executive Vice President, Chief Financial Officer and Treasurer