Form 10-Q
period 2022-07-30
DESTINATION XL GROUP, INC.
filed 2022-08-25
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

As of August 19, 2022, the registrant had 61,756,167 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 30, 2022	January 29, 2022
	(Fiscal 2022)	(Fiscal 2021)

ASSETS
Current assets:
Cash and cash equivalents	$22,176	$15,506
Accounts receivable	1,450	2,110
Inventories	96,728	81,764
Prepaid expenses and other current assets	8,504	6,615
Total current assets	128,858	105,995

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	39,763	44,442
Operating lease right-of-use assets	127,443	127,812
Deferred income taxes, net of valuation allowance	35,538	—
Intangible assets	1,150	1,150
Other assets	567	559
Total assets	$333,319	$279,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,962	$25,165
Accrued expenses and other current liabilities	29,587	35,102
Operating leases, current	37,114	35,191
Total current liabilities	94,663	95,458

Long-term liabilities:
Operating leases, non-current	114,456	120,414
Other long-term liabilities	6,505	5,867
Total long-term liabilities	120,961	126,281

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 77,359,687 and 77,025,419 shares issued at July 30, 2022 and January 29, 2022, respectively	774	770
Additional paid-in capital	321,253	319,511
Treasury stock at cost, 15,625,172 shares and 12,755,873 shares at July 30, 2022 and January 29, 2022, respectively	(105,386)	(92,658)
Accumulated deficit	(93,549)	(163,879)
Accumulated other comprehensive loss	(5,397)	(5,525)
Total stockholders' equity	117,695	58,219
Total liabilities and stockholders' equity	$333,319	$279,958

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(Fiscal 2022)	(Fiscal 2021)	(Fiscal 2022)	(Fiscal 2021)

Sales	$144,634	$138,590	$272,289	$250,084
Cost of goods sold including occupancy costs	69,316	66,988	133,104	127,649
Gross profit	75,318	71,602	139,185	122,435

Expenses:
Selling, general and administrative	49,461	41,776	96,058	78,894
Impairment (gain) of assets	(47)	(365)	(398)	(1,017)
Depreciation and amortization	3,992	4,389	7,979	8,889
Total expenses	53,406	45,800	103,639	86,766

Operating income	21,912	25,802	35,546	35,669

Interest expense, net	(100)	(925)	(243)	(2,067)

Income before provision (benefit) for income taxes	21,812	24,877	35,303	33,602
Provision (benefit) for income taxes	(35,130)	426	(35,027)	454

Net income	$56,942	$24,451	$70,330	$33,148

Net income per share - basic	$0.91	$0.38	$1.11	$0.53
Net income per share - diluted	$0.85	$0.36	$1.04	$0.50

Weighted-average number of common shares outstanding:
Basic	62,688	63,527	63,384	62,840
Diluted	66,670	67,615	67,519	65,938

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(Fiscal 2022)	(Fiscal 2021)	(Fiscal 2022)	(Fiscal 2021)
Net income	$56,942	$24,451	$70,330	$33,148

Other comprehensive income before taxes:
Foreign currency translation	(3)	(17)	(7)	(42)
Pension plans	68	78	135	156
Other comprehensive income before taxes	65	61	128	114
Tax provision related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	65	61	128	114
Comprehensive income	$57,007	$24,512	$70,458	$33,262

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Loss	Total
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219
Board of directors compensation	29	—	125					125
Stock compensation expense			366					366
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity			1,138					1,138
Issuance of common stock, upon RSUs release	313	3	(3)					—
Shares withheld for taxes related to net share settlement	(85)	(1)	(414)					(415)
Exercise of stock options	41	1	22					23
Repurchase of common stock				(946)	(4,847)			(4,847)
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							67	67
Foreign currency, net of taxes							(4)	(4)
Net income						13,388		13,388
Balance at April 30, 2022	77,323	$773	$320,745	(13,702)	$(97,505)	$(150,491)	$(5,462)	$68,060
Board of directors compensation	25	1	125					126
Stock compensation expense			386					386
Issuance of common stock, upon RSUs release	5	—	—					—
Shares withheld for taxes related to net share settlement	—	—	(6)					(6)
Exercise of stock options	7	—	3					3
Repurchase of common stock				(1,923)	(7,881)			(7,881)
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							68	68
Foreign currency, net of taxes							(3)	(3)
Net income						56,942		56,942
Balance at July 30, 2022	77,360	$774	$321,253	(15,625)	$(105,386)	$(93,549)	$(5,397)	$117,695

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	July 30, 2022	July 31, 2021
	(Fiscal 2022)	(Fiscal 2021)
Cash flows from operating activities:
Net income	$70,330	$33,148
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write-off of deferred debt issuance costs	38	328
Impairment (gain) of assets	(398)	(1,017)
Depreciation and amortization	7,979	8,889
Deferred taxes, net of valuation allowance	(35,538)	—
Stock compensation expense	752	643
Board of directors stock compensation	251	219

Changes in operating assets and liabilities:
Accounts receivable	660	4,406
Inventories	(14,964)	11,660
Prepaid expenses and other current assets	(1,889)	(1,901)
Other assets	(46)	34
Accounts payable	2,797	(7,214)
Operating leases, net	(3,268)	(9,781)
Accrued expenses and other liabilities	(2,855)	2,829
Net cash provided by operating activities	23,849	42,243

Cash flows from investing activities:
Additions to property and equipment, net	(4,056)	(1,723)
Net cash used for investing activities	(4,056)	(1,723)

Cash flows from financing activities:
Repurchase of common stock	(12,728)	—
Proceeds from issuance of common stock from private direct offering, net of offering costs	—	4,375
Repayment of FILO loan	—	(15,000)
Proceeds from new FILO loan	—	17,500
Net repayments under credit facility	—	(59,733)
Debt issuance costs	—	(818)
Tax withholdings paid related to net share settlements	(421)	—
Proceeds from the exercise of stock options	26	4
Net cash used for financing activities	(13,123)	(53,672)
Net increase (decrease) in cash and cash equivalents	6,670	(13,152)
Cash and cash equivalents:
Beginning of period	15,506	18,997
End of period	$22,176	$5,845

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

Segment Information

The Company has two principal operating segments: its stores and its direct business. The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach. The Company’s wholesale business was a third operating segment. In the first quarter of fiscal 2022, the Company ended its relationship with its primary wholesale customer. Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results are aggregated with the retail segment for all periods presented.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three and six months ended July 30, 2022 and July 31, 2021, respectively, were as follows:

	July 30, 2022			July 31, 2021
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,399)	$(63)	$(5,462)	$(6,146)	$(22)	$(6,168)

Other comprehensive income (loss) before reclassifications, net of taxes	76	(3)	73	90	(17)	73

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(8)	—	(8)	(12)	—	(12)

Other comprehensive income (loss) for the period	68	(3)	65	78	(17)	61

Balance at end of quarter	$(5,331)	$(66)	$(5,397)	$(6,068)	$(39)	$(6,107)

	July 30, 2022			July 31, 2021
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,466)	$(59)	$(5,525)	$(6,224)	$3	$(6,221)

Other comprehensive income (loss) before reclassifications, net of taxes	155	(7)	148	180	(42)	138

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(20)	—	(20)	(24)	—	(24)

Other comprehensive income (loss) for the period	135	(7)	128	156	(42)	114

Balance at end of quarter	$(5,331)	$(66)	$(5,397)	$(6,068)	$(39)	$(6,107)

(1)
Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The Company recognized income of $8,000 and $12,000 for the three months ended July 30, 2022 and July 31, 2021, respectively, and income of $20,000 and $24,000 for the three months ended July 30, 2022 and July 31, 2021, respectively, as a result of a change in amortization from average remaining future service to average remaining lifetime. There was no related tax effect for the three and six months ended July 30, 2022 and July 31, 2021.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first six months of fiscal 2022 and fiscal 2021.

	July 30, 2022	July 31, 2021
Expected volatility	109.0%-123.7%	97.4% - 104.9%
Risk-free interest rate	2.52%-2.87%	0.31% - 0.60%
Expected term	2.5-3.5 yrs.	3.0 - 4.0 yrs.
Dividend rate	—	—
Weighted average fair value of options granted	$4.98	$0.47

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

The Company recognized non-cash gains of $0.1 million and $0.4 million, respectively, for the second quarter of fiscal 2022 and fiscal 2021 and non-cash gains of $0.6 million and $1.1 million, respectively, for the first six months of fiscal 2022 and fiscal 2021 related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. The portion of the gains that related to previously recorded impairment charges against the operating lease right-of-use asset were included as an offset to previously recorded asset impairment charges. Accordingly, for the second quarter of fiscal 2022 and fiscal 2021, $0.1 million and $0.4 million, respectively, were included as an offset to asset impairment charges. For the first six months of fiscal 2022 and fiscal 2021, $0.4 million and $1.0 million, respectively, were included as an offset to asset impairment charges. The remaining gains for the second quarter and first six months of fiscal 2022 and fiscal 2021 were included as a reduction of store occupancy costs.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019. Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At July 30, 2022, the Company had no short-term leases.

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

See Note 4 ‘‘Leases’’ for additional information.

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the first six months of fiscal 2022, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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
̶
Revenue from the Company’s wholesale operations is recognized at the time the wholesale customer takes physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For the first six months of fiscal 2022 and fiscal 2021, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”. Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.3 million and $3.3 million at July 30, 2022 and January 29, 2022, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Approximately 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.1 million and $1.3 million at July 30, 2022 and January 29, 2022, respectively.

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

	For the Three Months Ended				For the Six Months Ended
(in thousands)	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
Store sales	$100,924	69.8%	$99,043	71.9%	$189,203	69.6%	$173,923	70.7%
Direct sales	43,693	30.2%	38,664	28.1%	82,687	30.4%	72,206	29.3%
Retail segment	$144,617		$137,707		$271,890		$246,129
Wholesale segment	17		883		399		3,955
Total sales	$144,634		$138,590		$272,289		$250,084

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

At July 30, 2022, the Company had no borrowings outstanding under the revolving credit facility and availability under the Credit Facility was $85.1 million. The Company had no borrowings during the first six months of fiscal 2022, resulting in an average unused excess availability of approximately $79.9 million. Outstanding standby letters of credit were $2.4 million and outstanding documentary letters were $1.0 million at July 30, 2022. At July 30, 2022, the Company’s prime-based interest rate was 5.75%.

Borrowings and repayments for the first six months ended July 31, 2021 were as follows:

For the six months ended
(in thousands)	July 31, 2021
Borrowings	$33,696
Repayments	(93,429)
Net borrowings (repayments)	$(59,733)

Long-Term Debt

The Company had no outstanding long-term debt during the first six months of fiscal 2022.

During the first quarter of fiscal 2021, the Company refinanced its then existing $15.0 million FILO (first-in, last-out) loan and entered into a new $17.5 million FILO loan, which was subsequently repaid in full in September 2021.

The Company paid interest and fees totaling $0.1 million and $1.7 million for the six months ended July 30, 2022 and July 31, 2021, respectively.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company opted not to elect this practical expedient and instead accounted for these rent concessions as lease modifications in accordance with ASC 842. As of July 30, 2022, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three and six months ended July 30, 2022 and July 31, 2021:

	For the three months ended		For the six months ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
(in thousands)
Operating lease cost	$10,744	$10,516	$21,758	$21,642
Variable lease costs(1)	3,119	3,436	6,273	7,181
Total lease costs	$13,863	$13,952	$28,031	$28,823

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the first six months ended July 30, 2022 and July 31, 2021 is as follows:

(dollars in thousands)	For the six months ended
Cash paid for amounts included in the measurement of lease liabilities:	July 30, 2022	July 31, 2021
Operating cash flows for operating leases (1)	$28,281	$30,954
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$14,167	$4,749

Weighted average remaining lease term	4.4 yrs.	4.3 yrs.
Weighted average discount rate	6.56%	6.87%

(1)
The cash paid for the first six months of fiscal 2022 and fiscal 2021 includes prepaid rent of $3.6 million and $3.8 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of July 30, 2022:

(in thousands)
2022 (remaining)	$21,146
2023	47,506
2024	38,912
2025	30,624
2026	18,252
Thereafter	17,069
Total minimum lease payments	$173,509
Less: amount of lease payments representing interest	21,939
Present value of future minimum lease payments	$151,570
Less: current obligations under leases	37,114
Long-term lease obligations	$114,456

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

2019-2021 LTIP

The performance targets for the Company’s 2019-2021 LTIP were approved by the Compensation Committee of the Board of Directors (the "Compensation Committee”) on August 7, 2019 and covered a three-year period performance period, which ended on January 29, 2022. The time-vested portion of the 2019-2021 LTIP vests in four annual installments, with the remaining installment vesting on April 1, 2023.

In the first quarter of fiscal 2022, on March 21, 2022, the Compensation Committee approved a 141.9% payout of its performance targets for the 2019-2021 LTIP. On that date, the Company granted awards totaling $2.7 million, in a combination of 50% cash and 50% restricted stock units (RSUs), which will vest, net of any forfeitures, on August 31, 2022. In connection with the grant of 269,162 RSUs, the Company reclassified $1.1 million of its liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first quarter of fiscal 2022. See the Consolidated Statement of Changes in Stockholders’ Equity.

Active LTIPs

At July 30, 2022, the Company had three active LTIPs: the 2020-2022 LTIP, the 2021-2023 LTIP and the 2022-2024 LTIP. The time-based awards under the 2020-2022 LTIP were granted in a combination of 50% stock options and 50% cash; the 2021-2023 LTIP time-based awards were granted in a combination of 25% stock options and 75% cash; and the 2022-2024 LTIP time-based awards were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP were established and approved by the Compensation Committee on June 11, 2020, March 8, 2021 and April 9, 2022, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2023, August 31, 2024 and August 31, 2025, respectively. The time-based awards under the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP vest in four equal installments through April 1, 2024, April 1, 2025 and April 1, 2026, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP is estimated to be approximately $3.8 million, $4.0 million and $4.5 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 46 months, 49 months and 48 months, respectively.

At July 30, 2022, the Company had accrued $1.9 million under the 2020-2022 LTIP, $1.2 million under the 2021-2023 LTIP and $0.2 million under the 2022-2024 LTIP for the performance awards.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019, an additional 1,740,000 shares on August 12, 2020 and an additional 4,855,000 on August 5, 2021. At July 30, 2022, the Company had 3,825,095 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At July 30, 2022, 298,231 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first six months of fiscal 2022:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	515,291	435,568	240,000	—	1,190,859	$1.57
Shares granted	496,467	—	—	17,532	513,999	$4.98
Shares vested and/or issued	(318,657)	—	—	(17,532)	(336,189)	$2.35
Shares forfeited	(2,604)				(2,604)	$5.02
Outstanding non-vested shares at end of quarter	690,497	435,568	240,000	—	1,366,065	$2.66

(1)
During the first six months of fiscal 2022, the Company granted RSUs for the achievement of performance metrics under the 2019-2021 LTIP that are subject to additional vesting through August 31, 2022 and time-based RSUs under its 2022-2024 LTIP. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 318,657 RSUs that vested, only 232,027 shares of common stock were issued
(2)
The outstanding deferred shares will be issued upon the director’s separation from service.
(3)
Represents the remaining performance stock units (“PSUs”) granted to Mr. Kanter in February 2019. The 240,000 PSUs will vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $8.00. The PSUs will expire on April 1, 2023 if the $8.00 VWAP is not achieved by that date.
(4)
Represents compensation, with a fair value of $80,985, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	4,621,550	$0.90	8.2 years	$16,066,914
Options granted	3,640	$4.70	—	—
Options exercised	(48,019)	$0.54		211,710
Options expired and canceled	(19,269)	$0.63	—	66,641
Outstanding options at end of quarter	4,557,902	$0.91	7.6 years	$15,006,017
Options exercisable at end of quarter	1,969,767	$1.30	6.8 years	$5,881,812

For the first six months of fiscal 2022, the Company granted stock options to purchase an aggregate of 3,640 shares of common stock, 496,467 restricted stock units and 17,532 fully-vested shares. For the first six months of fiscal 2021, the Company granted stock options to purchase an aggregate of 1,518,154 shares of common stock and 8,054 restricted stock units.

Non-Employee Director Compensation Plan

The Company granted 36,690 shares of common stock, with a fair value of approximately $169,482, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2022. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.8 million and $0.6 million for the first six months of fiscal 2022 and fiscal 2021, respectively. The total compensation cost related to time-vested stock options and RSU awards not yet recognized as of July 30, 2022 was approximately $2.1 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 32 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	62,688	63,527	63,384	62,840
Common stock equivalents – stock options, restricted stock units and deferred stock	3,982	4,088	4,135	3,098
Diluted weighted average common shares outstanding	66,670	67,615	67,519	65,938

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

	For the three months ended		For the six months ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
(in thousands, except exercise prices)
Stock options	306	409	306	424
Restricted stock units	490	—	488	—
Range of exercise prices of such options	$4.48-$5.50	$4.49 - $5.50	$4.48 - $5.50	$2.25 - $5.50

The above options, which were outstanding at July 30, 2022, expire from January 31, 2023 to June 12, 2032.

Excluded from the computation of basic and diluted earnings per share were 240,000 shares for the second quarter and first six months of fiscal 2022 and 720,000 shares for the second quarter and first six months of fiscal 2021 of unvested performance stock units. These performance-based awards are included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 435,568 shares of deferred stock at July 30, 2022 and at July 31, 2021 were excluded from basic earnings per share. Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

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

For the first six months of fiscal 2022, the Company repurchased 2.9 million shares at an aggregate cost of $12.7 million, including fees, from available cash on hand. Shares of repurchased common stock are held as treasury stock.

9. Income Taxes

Since the end of fiscal 2013, the Company has maintained a full valuation allowance against its deferred tax assets. During the second quarter of fiscal 2022, the Company determined that it was more likely than not that it would be able to realize the benefit of substantially all of its deferred tax assets in the United States. In reaching this determination, the Company considered the cumulative three years of profitability, its expectations regarding the generation of future taxable income as well as the overall improvement in the Company's business and its current market position. As a result, in the second quarter of fiscal 2022, the Company recognized a discrete tax benefit related to the release of approximately $35.5 million in valuation allowance against its deferred tax assets in the United States that are expected to be realized in future years. At July 30, 2022, the Company continued to provide a valuation allowance of $2.4 million primarily against certain state and foreign net operating losses ("NOLs").

During the second quarter and first six months of fiscal 2022, the Company recorded an income tax benefit of $35.1 million and $35.0 million, respectively. Excluding the release of $35.5 million in valuation allowance, the Company recorded income tax expense of $408,000 and $511,000, respectively, primarily related to income tax in states where NOL usage is statutorily limited.

During the second quarter and first six months of fiscal 2021, the Company recorded income tax expense of $426,000 and $454,000, respectively, primarily related to income tax in states where NOL usage is statutorily limited.

For federal income tax purposes, at the end of fiscal 2021, the Company had net operating loss carryforwards of approximately $100.7 million, which will expire from fiscal 2028 through fiscal 2037, and net operating loss carryforwards of $43.1 million that are not subject to expiration. For state purposes, at the end of fiscal 2021, the Company had $90.0 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2028 through fiscal 2041.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our expectations with respect to sales trends, marketing costs, gross margin rate, improved inventory levels, our ability to realize our deferred tax assets and our ability to secure sufficient inventory to meet customer demand, increased freight costs, increases in certain raw materials cost, our long-term outlook, expected capital expenditures in 2022, our ability to attract new customers, and our plans with respect to our store portfolio, including anticipated closures, re-brandings, and new and relocated stores. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 29, 2022, included in our Annual Report on Form 10-K for the year ended January 29, 2022, as filed with the Securities and Exchange Commission on March 17, 2022 (our “Fiscal 2021 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. This discussion sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks related to labor shortages, increased labor costs, changes in consumer spending in response to the economy, the ongoing effects of the COVID-19 pandemic, the economic impact of the war in Ukraine, our ability to navigate supply chain uncertainties, our ability to maintain appropriate inventory levels, our ability to successfully execute on our corporate strategy, our ability to predict customer tastes and fashion trends, our ability to grow market share, and the other risks and uncertainties set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2021 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At July 30, 2022, we operated 218 Destination XL stores, 16 DXL outlet stores, 31 Casual Male XL retail stores, 19 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com and mobile app.

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

COMPARABLE SALES

Our customer’s shopping experience continues to evolve across multiple channels and we are continually adapting to meet the guest’s needs. The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse. As a result, we continue to see more transactions that begin online but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick-up in a store and at curbside. We define store sales as sales that originate and are fulfilled directly at the store level. Digital commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

Stores that have been open for at least 13 months are included in comparable sales. Stores that have been remodeled or re-located during the period are also included in our determination of comparable stores sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months. If a store becomes a clearance center, it is also removed from the calculation of comparable sales. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

RESULTS OF OPERATIONS

Executive Summary

	For the three months ended		For the six months ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
(in millions, except percentage of sales and per share data)
Sales	$144.6	$138.6	$272.3	$250.1
Net income	$56.9	$24.5	$70.3	$33.1
Adjusted EBITDA (Non-GAAP basis)	$25.9	$29.8	$43.1	$43.5

Gross Margin. as a percentage of sales	52.1%	51.7%	51.1%	49.0%
SG&A expenses, as a percentage of sales	34.2%	30.1%	35.3%	31.5%

Per diluted share:
Net income	$0.85	$0.36	$1.04	$0.50

We are pleased to report continued earnings and sales growth this quarter, with results exceeding our internal expectations. Comparable sales increased 6.1% for the quarter, with increases across all of our customer channels, driven by higher average order values, our digital transformation, and our brand repositioning. Regionally, all parts of the country performed above their pre-pandemic levels, with the largest gains during the second quarter in New England and Florida, while parts of the Midwest lagged. Dollars per transaction was the primary driver of our sales increase and was attributable to our reduced reliance on promotions, a historically low-level of clearance inventory and a shift in merchandise mix to higher-price items, such as tailored clothing. Our gross margin rate for the second quarter also benefited from the low promotions and clearance enabling us to substantially offset the increase in freight and shipping costs that we continue to experience. In line with our expectations, our selling, general and administrative expenses (SG&A) increased by 410 basis points during the second quarter, primarily due to increased payroll costs to support sales, marketing costs, and accruals for performance-based incentive plans. Our marketing costs for the second quarter of fiscal 2022 represented approximately 170 basis points of this increase. Our marketing plan for fiscal 2022 is 6.2% of sales, which in total is an increase of 150 basis points from fiscal 2021.

During the second quarter of fiscal 2022, we determined that it was more likely than not that we would be able to realize substantially all of our deferred tax assets primarily due to the cumulative three-years of earnings as well as projections for future earnings. As a result, we recorded a non-cash tax benefit of $35.5 million, related to the release of substantially all of the valuation allowance against our deferred tax assets.

Net income for the second quarter was $56.9 million, or $0.85 per diluted share and included a tax benefit of $35.5 million, or $0.53 per diluted share, related to the release of the tax valuation allowance. Net income for the second quarter of fiscal 2021 was $24.5 million, or $0.36 per diluted share.

At July 30, 2022, we had no debt outstanding and we did not make any borrowings under our credit facility during the first six months. Our unused excess availability at July 30, 2022 was $85.1 million. At the end of the second quarter, we are in a strong inventory position and have been able to replenish those categories that were depleted at the end of the second quarter last year. As a result, our inventory level at the end of the second quarter is intentionally up 31.8% from last year, but compared to the end of the second quarter in fiscal 2019 inventory is down 12.7%. In addition, we have improved our inventory turn by almost 40% from fiscal 2019.

As we previously disclosed, the Company's Board of Directors approved a $15.0 million stock repurchase program in March 2022 and, during the first six months of fiscal 2022, we utilized our free cash flow to repurchase 2.9 million shares of our common stock, at an aggregate cost of $12.7 million, including fees.

While we believe our long-term outlook is strong, the current retail environment remains highly volatile, with inflation, rising interest rates, supply chain issues, labor and staffing challenges, the ongoing global pandemic, as well as the war in Ukraine.

Financial Summary

Sales

The following table presents sales by segment for the three and six months ended July 30, 2022 and July 31, 2021:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
Store sales	$100,924	69.8%	$99,043	71.9%	$189,203	69.6%	$173,923	70.7%
Direct sales	43,693	30.2%	38,664	28.1%	82,687	30.4%	72,206	29.3%
Retail segment	$144,617		$137,707		$271,890		$246,129
Wholesale segment	17		883		399		3,955
Total sales	$144,634		$138,590		$272,289		$250,084

Total sales for the second quarter of fiscal 2022 were $144.6 million, as compared to $138.6 million in the second quarter of fiscal 2021. Comparable sales for the second quarter were up 6.1% with comparable sales from our stores up 3.6% and our direct business up 12.7%.

Sales for the second quarter exceeded our plan, driven primarily by an increase in dollars per transaction. This increase is attributable to a combination of factors, including less markdowns from fewer promotions, deeper penetration in high-ticket categories such as tailored clothing, less clearance inventory available for sale and, to a lesser extent, targeted price increases. The growth in our direct business of 12.7% was driven by our web and app with continued growth from online marketplaces. Through our digital efforts and marketplace presence, we are continuing to attract a new customer to DXL.

Compared to the second quarter of fiscal 2019, the last normalized selling year, our comparable sales for the second quarter of fiscal 2022 were up 32.6% in May, up 27.8% in June, and up 27.6% in July. We believe the comparison to fiscal 2019 is relevant when evaluating our sales performance given the impact of the pandemic on the past two years. We expect to see a fairly similar comparable sales trend in the second half of fiscal 2022 as compared to fiscal 2019, and we expect comparable sales growth, against fiscal 2021, to be in the low to mid-single digits during the third quarter and high-single digits during the fourth quarter. During the second quarter of fiscal 2022, comparable sales were up 14.0% in May, up 3.6% in June and up 1.1% in July, when compared against fiscal 2021.

For the first six months of fiscal 2022, total sales increased 8.9% to $272.3 million, as compared to $250.1 million for the first six months of fiscal 2021. Comparable sales for the first six months of fiscal 2022, as compared to fiscal 2021, increased 12.0%, with comparable sales from our stores up 11.0% and our direct business up 14.6%.

As we previously disclosed, during the first quarter of fiscal 2022, we ended our relationship with our primary wholesale customer. As a result, our wholesale revenues for the first six months of fiscal 2022 were $0.4 million as compared to $4.0 million for the first six months of fiscal 2021.

Gross Margin Rate

For the second quarter of fiscal 2022, our gross margin rate, inclusive of occupancy costs, was 52.1% as compared to a gross margin rate of 51.7% for second quarter of fiscal 2021.

Our gross margin rate improved by 40 basis points, driven by a 50 basis point improvement in occupancy cost offset by a 10 basis point decrease in merchandise margins as compared to the second quarter of fiscal 2021. The 50 basis point improvement in occupancy costs was due to the increased leverage from sales as well as a decrease of approximately $0.1 million in occupancy costs from closed stores. The 10 basis point decrease in merchandise margin was due to an increase in both inbound and outbound shipping costs of approximately 180 basis points, mostly offset by lower promotional markdowns. We expect that we will continue to experience an increase in freight costs and in the cost of certain raw materials, particularly cotton. Although at the beginning of fiscal 2022, we reported that we expected our gross margin to be 200 points lower than fiscal 2021, we now expect that our gross margin rate for the full fiscal year will be approximately flat to fiscal 2021 based on our current expectations.

For the first six months of fiscal 2022, our gross margin rate, inclusive of occupancy costs, was 51.1%, as compared to a gross margin rate of 49.0% for the first six months of fiscal 2021. The increase of 210 basis points was due to an improvement of 130 basis points in occupancy costs, due to the increased leverage from sales, and an increase in merchandise margins of 80 basis points, due primarily to the lower promotional markdowns partially offset by the increase in freight and shipping costs.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A (selling, general and administrative) expenses for the second quarter of fiscal 2022 were 34.2% as compared to 30.1% for the second quarter of fiscal 2021. The SG&A rate for the second quarter of fiscal 2021 was abnormally low due to the surge in sales from pent-up demand and stimulus money while at the same time experiencing a shortage in store staffing. However, our SG&A rate as a percentage of sales is favorable when compared against 38.5% in the second quarter of fiscal 2019, which was our last normalized second quarter, pre-pandemic.

On a dollar basis, SG&A expenses increased by $7.7 million as compared to the second quarter of fiscal 2021. The increase was primarily due to an increase in marketing costs to drive customer acquisition and engagement, payroll costs to support sales growth, including merit adjustments and filling open positions, and an increase in performance-based incentive accruals. Our marketing costs for the second quarter of fiscal 2022 represented 5.4% of sales as compared to 3.7% in the second quarter of fiscal 2021. For fiscal 2022, the Company is expecting marketing costs to be approximately 6.2% of sales.

For the first six months of fiscal 2022, SG&A expenses were 35.3% of sales as compared to 31.5% of sales for the first six months of fiscal 2021. Similar to the second quarter, the prior year rate was abnormally low. When compared against the first six months of fiscal 2019 when the rate was 39.0% of sales, the savings that we have been able to realize in our SG&A costs is evident. As compared to the first six months of fiscal 2021, SG&A costs increased $17.2 million, or 21.8%, as a result of increased marketing costs, payroll costs to support sales growth, first quarter merit adjustments, filling open positions and an increase in performance-based incentive accruals.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 19.8% of sales in the first six months of fiscal 2022 as compared to 17.4% of sales in the first six months of fiscal 2021. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 15.5% of sales in the first six months of fiscal 2022 compared to 14.1% of sales in the first six months of fiscal 2021.

Impairment (Gain) of Assets

During the second quarter of fiscal 2022 and fiscal 2021, the Company recorded non-cash gains of $0.1 million and $0.4 million, respectively, and for the first six months of fiscal 2022 and fiscal 2021, the Company recorded non-cash gains of $0.6 million and $1.1 million, respectively, on the reduction of its operating lease liability in connection with its decision to close certain retail stores, which resulted in a revaluation of the lease liability. Of the total non-cash gains, $0.1 million and $0.4 million for the second quarter of fiscal 2022 and fiscal 2021, respectively, and $0.4 million and $1.0 million for the first six months of fiscal 2022 and fiscal 2021 respectively, related to leases where the right-of-use assets had previously been impaired, and therefore, were recorded as a reduction of the previously-recorded impairment and were included in the Impairment (Gain) of Assets line of the Consolidated Statement of Operations for the three months ended July 30, 2022 and July 31, 2021. The remaining gains of $0.2 million and $0.1 million for the first six months of fiscal 2022 and fiscal 2021 were recorded as a reduction to occupancy costs in each period.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2022 decreased to $4.0 million as compared to $4.4 million for the second quarter of fiscal 2021. For the first six months of fiscal 2022, depreciation and amortization decreased to $8.0 million as compared to $8.9 million for the first six months of fiscal 2021. The decrease was due to a lower depreciable cost base, especially from our store assets, due to our limited capital spending since fiscal 2020.

Interest Expense, Net

Interest expense for second quarter of fiscal 2022 was $0.1 million, as compared to $0.9 million for the second quarter of fiscal 2021. For the first six months of fiscal 2022, interest expense was $0.2 million as compared to $2.1 million for the first six months of fiscal 2021. The Company had no outstanding debt and no borrowings under its credit facility during the second quarter and first six months of fiscal 2022 resulting in a decrease in interest expense as compared to the second quarter and first six months of fiscal 2021.

Income Taxes

Since the end of fiscal 2013, we have maintained a full valuation allowance against our deferred tax assets. During the second quarter of fiscal 2022, we determined that it was more likely than not that we would be able to realize the benefit of substantially all of our deferred tax assets in the United States. In reaching this determination, we considered the cumulative three years of profitability, our expectations regarding the generation of future taxable income as well as the overall improvement in the Company's business and its current market position. As a result, in the second quarter of fiscal 2022, we recognized a tax benefit related to the release of approximately $35.5 million in valuation allowance against our deferred tax assets in the United States. At July 30, 2022, we continued to provide a valuation allowance of $2.4 million, primarily against certain state and foreign net operating losses ("NOLs").

During the second quarter and first six months of fiscal 2022, we recorded an income tax benefit of $35.1 million and $35.0 million, respectively. Excluding the release of $35.5 million in valuation allowance, we recorded income tax expense of $408,000 and $511,000, respectively, primarily related to income tax in states where NOL usage is statutorily limited.

During the second quarter and first six months of fiscal 2021, we recorded income tax expense of $426,000 and $454,000, respectively, primarily related to income tax in states where NOL usage is statutorily limited.

Net Income

For the second quarter and first six months of fiscal 2022, we recorded net income of $56.9 million, or $0.85 per diluted share, and $70.3 million, or $1.04 per diluted share, respectively. Results for the second quarter and first six months of fiscal 2022 include a non-cash tax benefit of $35.5 million, or $0.53 per diluted share, related to the release of substantially all of the Company's valuation allowance against its deferred tax assets.

For the second quarter and first six months of fiscal 2021 net income was $24.5 million, or $0.36 per diluted share and $33.1 million, or $0.50 per diluted share, respectively.

Inventory

As of July 30, 2022, our inventory increased approximately $23.4 million to $96.7 million, as compared to $73.4 million at July 31, 2021. We are in a stronger inventory position at July 30, 2022 than at the end of the second quarter last year. This increase was purposeful in order to replenish several categories that were depleted last year. Compared to the second quarter of fiscal 2019, our inventory is down 12.7%. Managing our inventory remains a primary focus for us given the potential impact that inflation may have on consumer spending. We believe that we will be able to secure sufficient inventory to support our sales forecasts for fiscal 2022 while also ensuring that we don't have excess inventory levels. At July 30, 2022, our clearance inventory was 6.9% of our total inventory, as compared to 8.9% at July 31, 2021 and 10.9% at August 3, 2019.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility. At July 30, 2022, we had no outstanding debt, including no borrowings under our credit facility during the first six months of fiscal 2022. We believe our cash on hand, availability under our credit facility, and ongoing cash generated from our operations will be sufficient to fund our working capital requirements, our stock repurchase program and capital expenditures for the next 12 months. We believe that cash flows from operating activities and cash on hand will also be sufficient to satisfy our capital requirements in the longer-term, however, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility, as discussed below.

For the first six months of fiscal 2022, cash flow from operations decreased to $23.8 million as compared to $42.2 million for the first six months of fiscal 2021. Free cash flow, a non-GAAP measure, decreased to $19.8 million for the first six months of fiscal 2022 as compared to $40.5 million for the first six months of fiscal 2021. The decrease in free cash flow was due to our seasonal inventory build, the payout of incentive-based awards, and an increase in capital expenditures, which were partially offset by our increased earnings.

Cash flow used from financing activities for the first six months of fiscal 2022 improved by $40.5 million as compared to the first six months of fiscal 2021, primarily due to the repayment in the prior year of amounts outstanding under our revolver. This was partially offset by the stock offering in February 2021 and the repurchase of our common stock, as discussed below, in the first six months of fiscal 2022.

Stock Repurchase Program

In March 2022, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. For the first six months of fiscal 2022, the Company repurchased 2.9 million shares at an aggregate cost, including fees, of $12.7 million from available cash on hand. Shares of repurchased common stock are held as treasury stock. The stock repurchase program will expire in March 2023.

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

We had no outstanding borrowings under the New Credit Facility at July 30, 2022 and no borrowings during the first six months of fiscal 2022. At July 30, 2022, outstanding standby letters of credit were $2.4 million and outstanding documentary letters of credit were $1.0 million. The average unused excess availability during the first six months of fiscal 2022 was approximately $79.9 million and the unused excess availability at July 30, 2022 was $85.1 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at July 30, 2022 and July 31, 2021, respectively:

	July 30, 2022		July 31, 2021
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	218	1,664	221	1,685
DXL Outlets	16	80	16	80
Casual Male XL Retail	31	103	40	132
Casual Male Outlets	19	57	20	60
Total Stores	284	1,904	297	1,957

Our capital expenditures for the past two years have been very limited due to the pandemic. For fiscal 2022, we expect our capital expenditures will be approximately $10.0-$12.0 million as we make investments in technology related to our marketing and merchandising initiatives. We are also actively pursuing opportunities to relocate or convert our remaining Casual Male XL stores to DXL stores which may require some capital investment in fiscal 2022. During the first six months of fiscal 2022, we closed 4 Casual Male XL retail stores and 2 DXL retail stores.

We are also reviewing white space opportunities in markets where our store footprint is underpenetrated and relocation opportunities where we have an existing Casual Male XL store. We believe that our store portfolio is a vital asset to our business strategy and we expect to continue to invest in stores over the next several years as we further strengthen the store portfolio. Over the next three to five years, based on our preliminary store development plan, we believe that we could potentially open up to 50 new and relocated stores.

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

Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding): '

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures. Free cash flow excludes the mandatory and discretionary repayment of debt. Free cash flow is a metric that management uses to monitor liquidity. We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the six months ended
(in millions)	July 30, 2022	July 31, 2021
Cash flow from operating activities (GAAP basis)	$23.8	$42.2
Capital expenditures	(4.1)	(1.7)
Free Cash Flow (non-GAAP basis)	$19.8	$40.5

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before any impairment of assets, if any. We believe that adjusted EBITDA is useful to investors in evaluating our performance and is a key metric to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income:

	For the three months ended			For the six months ended
	July 30, 2022	July 31, 2021		July 30, 2022	July 31, 2021
(in millions)
Net income (GAAP basis)	$56.9	$24.5		$70.3	$33.1
Add back:
Impairment (gain) of assets	(0.0)	(0.4)	-	(0.4)	(1.0)
Provision (benefit) for income taxes	(35.1)	0.4		(35.0)	0.5
Interest expense	0.1	0.9		0.2	2.1
Depreciation and amortization	4.0	4.4		8.0	8.9
Adjusted EBITDA (non-GAAP basis)	$25.9	$29.8		$43.1	$43.5

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

While the majority of our home office employees continue to work remotely for a portion of the work week, we have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

On March 15, 2022, the Company’s Board of Directors approved a stock repurchase program that allows for the repurchase of up to $15.0 million of our common stock through open market and privately negotiated transactions. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 15, 2023, but may be suspended, terminated or modified at any time for any reason. At July 30, 2022, the remaining authorization under the stock repurchase program was approximately $2.3 million.

Stock repurchase activity during the three months ended July 30, 2022 was as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan

May 1, 2022 to May 28, 2022	555,680	$4.18	555,680	$7,828,265
May 29, 2022 to July 2, 2022	567,518	$4.71	567,518	$5,153,032
July 3, 2022 to July 30, 2022	800,000	$3.60	800,000	$2,271,288
Total	1,923,198	$4.10	1,923,198	$2,271,288

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

DESTINATION XL GROUP, INC.

Date: August 25, 2022	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)