Form 10-Q
period 2022-10-29
DESTINATION XL GROUP, INC.
filed 2022-11-17
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

As of November 11, 2022, the registrant had 62,469,259 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 29, 2022	January 29, 2022
	(Fiscal 2022)	(Fiscal 2021)

ASSETS
Current assets:
Cash and cash equivalents	$23,485	$15,506
Accounts receivable	1,016	2,110
Inventories	106,816	81,764
Prepaid expenses and other current assets	8,507	6,615
Total current assets	139,824	105,995

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	39,617	44,442
Operating lease right-of-use assets	125,903	127,812
Deferred income taxes, net of valuation allowance	33,480	—
Intangible assets	1,150	1,150
Other assets	563	559
Total assets	$340,537	$279,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,564	$25,165
Accrued expenses and other current liabilities	34,236	35,102
Operating leases, current	36,711	35,191
Total current liabilities	97,511	95,458

Long-term liabilities:
Operating leases, non-current	110,997	120,414
Other long-term liabilities	4,585	5,867
Total long-term liabilities	115,582	126,281

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,057,366 and 77,025,419 shares issued at October 29, 2022 and January 29, 2022, respectively	781	770
Additional paid-in capital	320,457	319,511
Treasury stock at cost, 15,625,172 shares and 12,755,873 shares at October 29, 2022 and January 29, 2022, respectively	(105,386)	(92,658)
Accumulated deficit	(83,076)	(163,879)
Accumulated other comprehensive loss	(5,332)	(5,525)
Total stockholders' equity	127,444	58,219
Total liabilities and stockholders' equity	$340,537	$279,958

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(Fiscal 2022)	(Fiscal 2021)	(Fiscal 2022)	(Fiscal 2021)

Sales	$129,671	$121,486	$401,960	$371,570
Cost of goods sold including occupancy costs	64,856	60,529	197,960	188,178
Gross profit	64,815	60,957	204,000	183,392

Expenses:
Selling, general and administrative	48,383	41,962	144,441	120,856
Impairment (gain) of assets	-	(1,086)	(398)	(2,103)
Depreciation and amortization	3,769	4,142	11,748	13,031
Total expenses	52,152	45,018	155,791	131,784

Operating income	12,663	15,939	48,209	51,608

Interest expense, net	(107)	(2,189)	(350)	(4,256)

Income before provision (benefit) for income taxes	12,556	13,750	47,859	47,352
Provision (benefit) for income taxes	2,083	94	(32,944)	548

Net income	$10,473	$13,656	$80,803	$46,804

Net income per share - basic	$0.17	$0.21	$1.28	$0.74
Net income per share - diluted	$0.16	$0.20	$1.20	$0.69

Weighted-average number of common shares outstanding:
Basic	62,016	63,699	62,928	63,126
Diluted	66,229	68,644	67,106	67,378

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(Fiscal 2022)	(Fiscal 2021)	(Fiscal 2022)	(Fiscal 2021)
Net income	$10,473	$13,656	$80,803	$46,804

Other comprehensive income before taxes:
Foreign currency translation	(3)	2	(10)	(40)
Pension plans	68	77	203	233
Other comprehensive income before taxes	65	79	193	193
Tax provision related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	65	79	193	193
Comprehensive income	$10,538	$13,735	$80,996	$46,997

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Loss	Total
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219
Board of directors compensation	29	—	125					125
Stock compensation expense			366					366
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity			1,138					1,138
Issuance of common stock, upon RSUs release	313	3	(3)					—
Shares withheld for taxes related to net share settlement	(85)	(1)	(414)					(415)
Exercise of stock options	41	1	22					23
Repurchase of common stock				(946)	(4,847)			(4,847)
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							67	67
Foreign currency, net of taxes							(4)	(4)
Net income						13,388		13,388
Balance at April 30, 2022	77,323	$773	$320,745	(13,702)	$(97,505)	$(150,491)	$(5,462)	$68,060
Board of directors compensation	25	1	125					126
Stock compensation expense			386					386
Issuance of common stock, upon RSUs release	5	—	—					—
Shares withheld for taxes related to net share settlement	—	—	(6)					(6)
Exercise of stock options	7	—	3					3
Repurchase of common stock				(1,923)	(7,881)			(7,881)
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							68	68
Foreign currency, net of taxes							(3)	(3)
Net income						56,942		56,942
Balance at July 30, 2022	77,360	$774	$321,253	(15,625)	$(105,386)	$(93,549)	$(5,397)	$117,695
Board of directors compensation	31	—	124					124
Stock compensation expense			301					301
Issuance of common stock, upon RSUs release	266	3	(3)					—
Exercise of stock options	705	7	203					210
Shares withheld for taxes related to net share settlement	(305)	(3)	(1,421)					(1,424)
Accumulated other comprehensive income:								—
Pension plan, net of taxes							68	68
Foreign currency, net of taxes							(3)	(3)
Net income						10,473		10,473
Balance at October 29, 2022	78,057	$781	$320,457	(15,625)	$(105,386)	$(83,076)	$(5,332)	$127,444

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 29, 2022	October 30, 2021
	(Fiscal 2022)	(Fiscal 2021)
Cash flows from operating activities:
Net income	$80,803	$46,804
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write-off of deferred debt issuance costs	57	1,161
Impairment (gain) of assets	(398)	(2,103)
Depreciation and amortization	11,748	13,031
Deferred taxes, net of valuation allowance	(33,480)	—
Stock compensation expense	1,053	938
Board of directors stock compensation	375	296

Changes in operating assets and liabilities:
Accounts receivable	1,094	4,812
Inventories	(25,052)	2,744
Prepaid expenses and other current assets	(1,892)	(3,237)
Other assets	(61)	360
Accounts payable	1,399	2,674
Operating leases, net	(5,590)	(12,275)
Accrued expenses and other liabilities	113	8,945
Net cash provided by operating activities	30,169	64,150

Cash flows from investing activities:
Additions to property and equipment, net	(7,853)	(2,802)
Net cash used for investing activities	(7,853)	(2,802)

Cash flows from financing activities:
Repurchase of common stock	(12,728)	—
Proceeds from issuance of common stock from private direct offering, net of offering costs	—	4,375
Repayment of FILO loan	—	(32,500)
Proceeds from new FILO loan	—	17,500
Net repayments under credit facility	—	(59,733)
Debt extinguishment costs	—	(1,111)
Debt issuance costs	—	(1,143)
Tax withholdings paid related to net share settlements	(1,845)	(1,146)
Proceeds from the exercise of stock options	236	350
Net cash used for financing activities	(14,337)	(73,408)
Net increase (decrease) in cash and cash equivalents	7,979	(12,060)
Cash and cash equivalents:
Beginning of period	15,506	18,997
End of period	$23,485	$6,937

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three and nine months ended October 29, 2022 and October 30, 2021, respectively, were as follows:

	October 29, 2022			October 30, 2021
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,331)	$(66)	$(5,397)	$(6,068)	$(39)	$(6,107)

Other comprehensive income (loss) before reclassifications, net of taxes	77	(3)	74	90	2	92

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(9)	—	(9)	(13)	—	(13)

Other comprehensive income (loss) for the period	68	(3)	65	77	2	79

Balance at end of quarter	$(5,263)	$(69)	$(5,332)	$(5,991)	$(37)	$(6,028)

	October 29, 2022			October 30, 2021
For the nine months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,466)	$(59)	$(5,525)	$(6,224)	$3	$(6,221)

Other comprehensive income (loss) before reclassifications, net of taxes	232	(10)	222	270	(40)	230

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	(29)	—	(29)	(37)	—	(37)

Other comprehensive income (loss) for the period	203	(10)	193	233	(40)	193

Balance at end of quarter	$(5,263)	$(69)	$(5,332)	$(5,991)	$(37)	$(6,028)

(1)
Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The Company recognized income of $9,000 and $13,000 for the three months ended October 29, 2022 and October 30, 2021, respectively, and income of $29,000 and $37,000 for the first nine months ended October 29, 2022 and October 30, 2021, respectively, as a result of a change in amortization from average remaining future service to average remaining lifetime. There was no related tax effect for the three and nine months ended October 29, 2022 and October 30, 2021.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first nine months of fiscal 2022 and fiscal 2021.

	October 29, 2022	October 30, 2021
Expected volatility	87.9%-123.7%	97.4% - 104.9%
Risk-free interest rate	2.52%-4.41%	0.31% - 0.60%
Expected term	2.0-3.5 yrs.	3.0 - 4.0 yrs.
Dividend rate	—	—
Weighted average fair value of options granted	$3.46	$0.47

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

There were no impairments or non-cash gains recognized in the third quarter of fiscal 2022. For the third quarter of fiscal 2021, the Company recognized a non-cash gain of $1.2 million, and for the first nine months of fiscal 2022 and fiscal 2021, the Company recognized non-cash gains of $0.6 million and $2.3 million, respectively. These non-cash gains related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. The portion of the gains that related to previously recorded impairment charges against the operating lease right-of-use asset were included as an offset to previously recorded asset impairment charges. Accordingly, for the third quarter of fiscal 2021, $1.1 million was included as an offset to asset impairment charges. For the first nine months of fiscal 2022 and fiscal 2021, $0.4 million and $2.1 million, respectively, were included as an offset to asset impairment charges. The remaining gains for the third quarter of fiscal 2021 and the first nine months of fiscal 2022 and fiscal 2021 were included as a reduction of store occupancy costs.

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019. Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At October 29, 2022, the Company had no short-term leases.

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

See Note 4 ‘‘Leases’’ for additional information.

Recently Issued Accounting Pronouncements -Not Yet Adopted

In September 2022, the FASB issued Accounting Standards Update ("ASU") 2022-04, Liabilities – Supplier Finance Programs, which is intended to enhance the transparency surrounding the use of supplier finance programs in connection with the purchase of goods and services. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective as of the Company's first quarter of fiscal 2023, with the exception of the rollforward information, which is effective for fiscal 2024. The Company does not plan to elect early adoption of this update and does not expect this pronouncement to materially affect its Consolidated Financial Statements.

No other new accounting pronouncements, issued or effective during the first nine months of fiscal 2022, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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
̶
Revenue from the Company’s wholesale operations was recognized at the time the wholesale customer took physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For the first nine months of fiscal 2022 and fiscal 2021, chargebacks were immaterial.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage”. Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.1 million and $3.3 million at October 29, 2022 and January 29, 2022, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Approximately 90% of the Company’s customers participate in the loyalty program. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.3 million and $1.3 million at October 29, 2022 and January 29, 2022, respectively.

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

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
Store sales	$91,770	70.8%	$84,762	70.3%	$280,973	70.0%	$258,685	70.5%
Direct sales	37,901	29.2%	35,837	29.7%	120,588	30.0%	108,043	29.5%
Retail segment	$129,671		$120,599		$401,561		$366,728
Wholesale segment	—		887		399		4,842
Total sales	$129,671		$121,486		$401,960		$371,570

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

Borrowings made pursuant to the Credit Facility will be made pursuant to either a Base Rate loan or LIBOR Rate loan, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the daily LIBOR rate plus 1.00% per annum, plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50%. LIBOR Rate loans, which may be either for 1 month or 3 months, will bear interest at (i) the LIBOR rate, or the Benchmark Rate as defined in the credit agreement plus (ii) a varying percentage based on the Company’s average excess availability, of either 1.25% or 1.50%. Any swingline loan will bear interest at a rate equal to the rate of a Base Rate loan, plus a varying percentage based on the Company’s average excess availability, of either 0.25% or 0.50%. The Company will be subject to an unused line fee of 0.25%.

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

At October 29, 2022, the Company had no borrowings outstanding under the Credit Facility and unused availability was $90.2 million. The Company had no borrowings during the first nine months of fiscal 2022, resulting in an average unused excess availability of approximately $82.0 million. Outstanding standby letters of credit were $3.8 million and outstanding documentary letters were $1.0 million at October 29, 2022. At October 29, 2022, the Company’s prime-based interest rate was 6.50%.

Borrowings and repayments for the first nine months ended October 30, 2021 were as follows:

For the nine months ended
(in thousands)	October 30, 2021
Borrowings	$40,297
Repayments	(100,030)
Net borrowings (repayments)	$(59,733)

Long-Term Debt

The Company had no outstanding long-term debt during the first nine months of fiscal 2022.

During the first quarter of fiscal 2021, the Company refinanced its then existing $15.0 million FILO (first-in, last-out) loan and entered into a new $17.5 million FILO loan, which was subsequently repaid in full in September 2021.

The Company paid interest and fees totaling $0.3 million and $3.1 million for the nine months ended October 29, 2022 and October 30, 2021, respectively. Included in the $3.1 million of interest and fees paid in fiscal 2021 was a prepayment fee of $1.1 million associated with the prepayment of the Company $17.5 million FILO loan. In connection with the execution of the Credit Facility and prepayment of the FILO loan, in the third quarter of fiscal 2021, the Company also wrote-off a total of $0.8 million in unamortized debt issuance costs.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company opted not to elect this practical expedient and instead accounted for these rent concessions as lease modifications in accordance with ASC 842. As of October 29, 2022, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended October 29, 2022 and October 30, 2021:

	For the three months ended		For the nine months ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
(in thousands)
Operating lease cost	$11,365	$11,064	$33,123	$32,698
Variable lease costs(1)	3,261	3,284	9,534	10,473
Total lease costs	$14,626	$14,348	$42,657	$43,171

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the first nine months ended October 29, 2022 and October 30, 2021 was as follows:

(dollars in thousands)	For the nine months ended
Cash paid for amounts included in the measurement of lease liabilities:	October 29, 2022	October 30, 2021
Operating cash flows for operating leases (1)	$42,001	$43,846
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$20,667	$6,099

Weighted average remaining lease term	4.3 yrs.	4.1 yrs.
Weighted average discount rate	6.45%	6.95%

(1)
The cash paid for the first nine months of fiscal 2022 and fiscal 2021 included prepaid rent of $4.1 million and $3.8 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of October 29, 2022:

(in thousands)
2022 (remaining)	$8,322
2023	48,113
2024	40,063
2025	31,745
2026	19,266
Thereafter	21,241
Total minimum lease payments	$168,750
Less: amount of lease payments representing interest	21,042
Present value of future minimum lease payments	$147,708
Less: current obligations under leases	36,711
Long-term lease obligations	$110,997

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

In the first quarter of fiscal 2022, on March 21, 2022, the Compensation Committee approved a 141.9% payout of its performance targets for the 2019-2021 LTIP. On that date, the Company granted awards totaling $2.7 million, in a combination of 50% cash and 50% restricted stock units (RSUs), which vested, net of any forfeitures, on August 31, 2022. In connection with the grant of 269,162 RSUs, the Company reclassified $1.1 million of its liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first quarter of fiscal 2022. See the Consolidated Statement of Changes in Stockholders’ Equity.

Active LTIPs

At October 29, 2022, the Company had three active LTIPs: the 2020-2022 LTIP, the 2021-2023 LTIP and the 2022-2024 LTIP. The time-based awards under the 2020-2022 LTIP were granted in a combination of 50% stock options and 50% cash; the 2021-2023 LTIP time-based awards were granted in a combination of 25% stock options and 75% cash; and the 2022-2024 LTIP time-based awards were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP were established and approved by the Compensation Committee on June 11, 2020, March 8, 2021 and April 9, 2022, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2023, August 31, 2024 and August 31, 2025, respectively. The time-based awards under the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP vest in four equal installments through April 1, 2024, April 1, 2025 and April 1, 2026, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP is estimated to be approximately $3.7 million, $4.1 million and $4.7 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 46 months, 49 months and 48 months, respectively.

At October 29, 2022, the Company had accrued $2.1 million under the 2020-2022 LTIP, $1.4 million under the 2021-2023 LTIP and $0.6 million under the 2022-2024 LTIP for the performance awards.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019, an additional 1,740,000 shares on August 12, 2020 and an additional 4,855,000 on August 5, 2021. At October 29, 2022, the Company had 3,975,145 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At October 29, 2022, 263,341 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first nine months of fiscal 2022:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	515,291	435,568	240,000	—	1,190,859	$1.57
Shares granted	563,691	—	—	27,386	591,077	$5.09
Shares vested and/or issued	(584,359)	—	—	(27,386)	(611,745)	$3.52
Shares forfeited	(23,617)				(23,617)	$3.89
Outstanding non-vested shares at end of quarter	471,006	435,568	240,000	—	1,146,574	$2.30

(1)
During the first nine months of fiscal 2022, the Company granted RSUs for the achievement of performance metrics under the 2019-2021 LTIP that were subject to additional vesting through August 31, 2022 and time-based RSUs under its 2022-2024 LTIP. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 584,359 RSUs that vested, only 419,542 shares of common stock were issued.
(2)
The outstanding deferred shares will be issued upon the director’s separation from service.
(3)
Represents the remaining performance stock units (“PSUs”) granted to Mr. Kanter in February 2019. The 240,000 PSUs will vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $8.00. The PSUs will expire on April 1, 2023 if the $8.00 VWAP is not achieved by that date.
(4)
Represents compensation, with a fair value of $121,485, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	4,621,550	$0.90	8.2 years	$16,066,914
Options granted	15,747	$5.41	—	1,262
Options exercised (1)	(752,938)	$0.71		3,636,343
Options expired and canceled	(177,454)	$1.18	—	804,868
Outstanding options at end of quarter	3,706,905	$0.95	7.4 years	$21,505,348
Options exercisable at end of quarter	1,242,201	$1.56	6.3 years	$6,447,396

(1) As a result of net share settlements, of the 752,938 shares underlying stock options that were exercised during the first nine months of fiscal 2022, only 527,712 shares of common stock were issued.

For the first nine months of fiscal 2022, the Company granted stock options to purchase an aggregate of 15,747 shares of common stock, 563,691 restricted stock units and 27,386 fully-vested shares. For the first nine months of fiscal 2021, the Company granted stock options to purchase an aggregate of 1,518,154 shares of common stock and 8,054 restricted stock units.

Non-Employee Director Compensation Plan

The Company granted 57,307 shares of common stock, with a fair value of approximately $254,218, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2022. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $1.1 million and $0.9 million for the first nine months of fiscal 2022 and fiscal 2021, respectively. The total compensation cost related to time-vested stock options and RSU awards not yet recognized as of October 29, 2022 was approximately $2.2 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 32 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	62,016	63,699	62,928	63,126
Common stock equivalents – stock options, restricted stock units and deferred stock	4,213	4,945	4,178	4,252
Diluted weighted average common shares outstanding	66,229	68,644	67,106	67,378

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

	For the three months ended		For the nine months ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
(in thousands, except exercise prices)
Stock options	31	—	256	386
Restricted stock units	55	—	65	—
Range of exercise prices of such options	$4.48-$6.59	—	$4.48 - $6.59	$4.19 - $5.50

The above options, which were outstanding at October 29, 2022, expire from May 28, 2023 to October 26, 2032.

Excluded from the computation of basic and diluted earnings per share were 240,000 shares for the third quarter and first nine months of fiscal 2022 and 480,000 shares for the third quarter and first nine months of fiscal 2021 of unvested performance stock units. These performance-based awards are included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 435,568 shares of deferred stock at October 29, 2022 and at October 30, 2021 were excluded from basic earnings per share. Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

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

There were no stock repurchases in the third quarter of fiscal 2022. For the first nine months of fiscal 2022, the Company repurchased 2.9 million shares at an aggregate cost of $12.7 million, including fees, from available cash on hand. Shares of repurchased common stock are held as treasury stock.

9. Income Taxes

Since the end of fiscal 2013, the Company has maintained a full valuation allowance against its deferred tax assets. During the second quarter of fiscal 2022, the Company determined that it was more likely than not that it would be able to realize the benefit of substantially all of its deferred tax assets in the United States. In reaching this determination, the Company considered the cumulative three years of profitability, its expectations regarding the generation of future taxable income as well as the overall improvement in the Company's business and its current market position. As a result, in the second quarter of fiscal 2022, the Company recognized a discrete tax benefit related to the release of approximately $35.5 million in valuation allowance against its deferred tax assets in the United States that are expected to be realized in future years. At October 29, 2022, the Company continued to provide a valuation allowance of $2.4 million primarily against certain state and foreign net operating losses ("NOLs").

For the third quarter of fiscal 2022, the Company recorded an income tax provision of $2.1 million, which included a $2.0 million discrete tax expense to adjust the release of the valuation allowance to reflect an increase in the Company's third quarter earnings and full-year earnings forecast. For the first nine months of fiscal 2022, the Company recorded an income tax benefit of $32.9 million, which included a discrete tax benefit of $33.5 million for the release of the valuation allowance discussed above.

For the third quarter and first nine months of fiscal 2021, the Company recorded an income tax provision of $94,000 and $548,000, respectively, primarily related to income tax in states where NOL usage was statutorily limited.

The Company made tax payments of $0.3 million and $0.1 million for the first nine months of fiscal 2022 and fiscal 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our expectations with respect to sales trends, including expected sales growth in the fourth quarter of 2022, expected marketing costs in 2022, gross margin rate, improved inventory levels and our management of inventory levels, our ability to realize our deferred tax assets, increased freight costs, increases in certain raw materials cost, our long-term outlook, expected capital expenditures in 2022, our ability to attract new customers, and our plans with respect to our store portfolio, including anticipated closures, re-brandings, and new and relocated stores. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 29, 2022, included in our Annual Report on Form 10-K for the year ended January 29, 2022, as filed with the Securities and Exchange Commission on March 17, 2022 (our “Fiscal 2021 Annual Report”).

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At October 29, 2022, we operated 218 Destination XL stores, 16 DXL outlet stores, 30 Casual Male XL retail stores, 19 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

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

RESULTS OF OPERATIONS

Executive Summary

	For the three months ended		For the nine months ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
(in millions, except percentage of sales and per share data)
Sales	$129.7	$121.5	$402.0	$371.6
Net income	$10.5	$13.7	$80.8	$46.8
Adjusted EBITDA (Non-GAAP basis)	$16.4	$19.0	$59.6	$62.5

Gross Margin. as a percentage of sales	50.0%	50.2%	50.8%	49.4%
SG&A expenses, as a percentage of sales	37.3%	34.5%	35.9%	32.5%

Per diluted share:
Net income	$0.16	$0.20	$1.20	$0.69

We are pleased to report continued earnings and sales growth this quarter, with results exceeding our internal expectations, especially up against a very strong third quarter last year. Comparable sales increased 8.7% for the quarter, with strong performance from our stores, which were up 10.1% for the third quarter, with all regions reporting sales growth over last year. This growth was primarily driven by higher dollars per transactions and conversion. The increase in dollars per transactions was attributable to our reduced reliance on promotions and a shift in merchandise mix to higher-price items, such as tailored clothing. Our direct business had a comparable sales increase of 5.5% for the third quarter, driven primarily by our web, app and marketplaces. Our gross margin rate for the third quarter continued to benefit from the low promotions and clearance enabling us to partially offset the increase in freight and raw material costs that we continue to experience. In line with our expectations, our selling, general and administrative expenses (SG&A) increased by 280 basis points during the third quarter, with our marketing costs representing approximately 140 basis points of this increase. The remainder of the increase in SG&A was primarily due to increased payroll costs to support sales growth and higher accruals for performance-based incentive plans. As a result, net income for the third quarter was $10.5 million, or $0.16 per diluted share, as compared to net income for the third quarter of fiscal 2021 of $13.7 million, or $0.20 per diluted share.

At October 29, 2022, we had no debt outstanding and we did not borrow from our credit facility during the first nine months. Our unused excess availability at October 29, 2022 was $90.2 million. At the end of the third quarter, we are in a strong inventory position and have been able to replenish those categories that were depleted last year. As a result, our inventory level at the end of the third quarter was intentionally up 29.8% from last year, but was down 11.1%, when compared to the end of the third quarter in fiscal 2019 inventory, or pre-pandemic levels. In addition, we have improved our inventory turn by over 30% from the third quarter of fiscal 2019.

As we previously disclosed, the Company's Board of Directors approved a $15.0 million stock repurchase program in March 2022 and, during the first nine months of fiscal 2022, we utilized our free cash flow to repurchase 2.9 million shares of our common stock, at an aggregate cost of $12.7 million, including fees. There were no repurchases of stock during the third quarter of fiscal 2022.

Our results year-to-date have outperformed our expectations and we believe that we are well-positioned as we head into the fourth quarter. While we remain optimistic, we are cognizant of the potential impact that inflation and other macro-economic factors may have on fourth quarter consumer spending. We expect to grow our comparable sales in the fourth quarter by single digits.

Financial Summary

Sales

The following table presents sales by segment for the three and nine months ended October 29, 2022 and October 30, 2021:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
Store sales	$91,770	70.8%	$84,762	70.3%	$280,973	70.0%	$258,685	70.5%
Direct sales	37,901	29.2%	35,837	29.7%	120,588	30.0%	108,043	29.5%
Retail segment	$129,671		$120,599		$401,561		$366,728
Wholesale segment	—		887		399		4,842
Total sales	$129,671		$121,486		$401,960		$371,570

Total sales for the third quarter of fiscal 2022 were $129.7 million, as compared to $121.5 million in the third quarter of fiscal 2021. Comparable sales for the third quarter were up 8.7% with comparable sales from our stores up 10.1% and our direct business up 5.5%.

Store sales for the third quarter exceeded our plan, driven primarily by increases in dollars per transaction and conversion. The increase in dollars per transaction was attributable to a combination of factors, including less markdowns as a result of fewer promotions and deeper penetration in high-ticket categories such as tailored clothing. All regions outperformed the prior year third quarter, with the southeast region showing the strongest sales increase. The growth in our direct business of 5.5% was driven primarily by our web and app with continued growth from online marketplaces. Stores accelerated and outpaced the direct business in total during the third quarter, as consumers continued to return to stores at an increasing level.

Compared to the third quarter of fiscal 2019, the last normalized selling year, our comparable sales for the third quarter of fiscal 2022 were up 33.7%. We believe the comparison to fiscal 2019 is relevant when evaluating our sales performance given the impact of the pandemic on the past two years.

As compared to the third quarter of fiscal 2021, for the third quarter of fiscal 2022 comparable sales were up 7.4% in August, up 8.5% in September and up 10.3% in October. We are aware of the potential macro-economic impact on consumer spending in the fourth quarter. As a result, while we remain optimistic, we are conservatively forecasting comparable sales growth for the fourth quarter of fiscal 2022 to be single digits.

For the first nine months of fiscal 2022, total sales increased 8.2% to $402.0 million, as compared to $371.6 million for the first nine months of fiscal 2021. Comparable sales for the first nine months of fiscal 2022, as compared to fiscal 2021, increased 10.9%, with comparable sales from our stores up 10.7% and our direct business up 11.5%.

As we previously disclosed, during the first quarter of fiscal 2022, we ended our relationship with our primary wholesale customer. As a result, our wholesale revenues for the first nine months of fiscal 2022 were $0.4 million as compared to $4.8 million for the first nine months of fiscal 2021.

Gross Margin Rate

For the third quarter of fiscal 2022, our gross margin rate, inclusive of occupancy costs, was 50.0% as compared to a gross margin rate of 50.2% for third quarter of fiscal 2021.

Our gross margin rate decreased by 20-basis points, with a decrease in merchandise margin of 70-basis points, partially offset by a 50-basis point improvement in occupancy costs due to the increased leverage from sales. The decrease in merchandise margin of 70-basis points was due to increased costs for raw materials, increased shipping costs per package, driven by higher fuel costs and surcharges, and a higher penetration of our marketplace business, which has commission costs. Those increases were partially offset by lower promotional markdowns. We continue to optimize our pricing and promotional cadence to mitigate cost increases and preserve our margin rates.

For the first nine months of fiscal 2022, our gross margin rate, inclusive of occupancy costs, was 50.8%, as compared to a gross margin rate of 49.4% for the first nine months of fiscal 2021. The increase of 140-basis points was due to an improvement of 110-basis points in occupancy costs, due to the increased leverage from sales, and an increase in merchandise margins of 30-basis points, due primarily to lower promotional markdowns partially offset by an increase in freight and shipping costs.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A (selling, general and administrative) expenses for the third quarter of fiscal 2022 were 37.3% as compared to 34.5% for the third quarter of fiscal 2021. The SG&A rate for third quarter of fiscal 2021 was abnormally low due to the surge in sales from pent-up demand and stimulus money while at the same time experiencing a shortage in store staffing. However, our SG&A rate as a percentage of sales is favorable when compared against 39.5% in the third quarter of fiscal 2019, which was our last normalized third quarter, pre-pandemic.

On a dollar basis, SG&A expenses increased by $6.4 million as compared to the third quarter of fiscal 2021. The increase was primarily due to an increase in marketing costs to drive customer acquisition and engagement, payroll costs to support sales growth, including merit adjustments and filling open positions, and an increase in performance-based incentive accruals. Our marketing costs for the third quarter of fiscal 2022 represented 5.9% of sales as compared to 4.5% in the third quarter of fiscal 2021. For fiscal 2022, we are expecting marketing costs to be approximately 6.2% of sales.

For the first nine months of fiscal 2022, SG&A expenses were 35.9% of sales as compared to 32.5% of sales for the first nine months of fiscal 2021. Similar to the third quarter, the prior year rate was abnormally low. When compared against the first nine months of fiscal 2019 when the rate was 39.1% of sales, the savings that we have been able to realize in our SG&A costs is evident. As compared to the first nine months of fiscal 2021, SG&A costs increased $23.6 million, or 19.5%, as a result of increased marketing costs, payroll costs to support sales growth, annual merit adjustments, filling open positions and an increase in performance-based incentive accruals. Marketing costs represented 5.5% of sales for the first nine months of fiscal 2022 as compared to 3.7% for the first nine months of fiscal 2021.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 20.4% of sales in the first nine months of fiscal 2022 as compared to 18.1% of sales in the first nine months of fiscal 2021. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 15.5% of sales in the first nine months of fiscal 2022 compared to 14.4% of sales in the first nine months of fiscal 2021.

Impairment (Gain) of Assets

There were no impairments or non-cash gains recognized in the third quarter of fiscal 2022. During the third quarter of fiscal 2021, we recorded non-cash gains of $1.2 million, and for the first nine months of fiscal 2022 and fiscal 2021, we recorded non-cash gains of $0.6 million and $2.3 million, respectively. These non-cash gains related to the reduction of our operating lease liability in connection with our decision to close certain retail stores, which resulted in a revaluation of the lease liability. The portion of the gains that related to previously recorded impairment charges against the operating lease right-of-use asset were included as an offset to previously recorded asset impairment charges. Accordingly, $1.1 million for the third quarter of fiscal 2021, and $0.4 million and $2.1 million for the first nine months of fiscal 2022 and fiscal 2021, respectively, were included in the Impairment (Gain) of Assets line of the Consolidated Statement of Operations. The remaining gains were recorded as a reduction to occupancy costs in each period.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2022 decreased to $3.8 million as compared to $4.1 million for the third quarter of fiscal 2021. For the first nine months of fiscal 2022, depreciation and amortization decreased to $11.7 million as compared to $13.0 million for the first nine months of fiscal 2021. The decrease was due to a lower depreciable cost base, especially from our store assets, due to our limited capital spending since fiscal 2020.

Interest Expense, Net

Interest expense for third quarter of fiscal 2022 was $0.1 million, as compared to $2.2 million for the third quarter of fiscal 2021. For the first nine months of fiscal 2022, interest expense was $0.4 million as compared to $4.3 million for the first nine months of fiscal 2021. The Company had no outstanding debt and no borrowings under its credit facility during the third quarter and first nine months of fiscal 2022 resulting in a decrease in interest expense as compared to the third quarter and first nine months of fiscal 2021. Interest expense for the third quarter and first nine months of fiscal 2021 included a prepayment penalty of $1.1 million associated with the Company's early prepayment of its long-term debt.

Income Taxes

Since the end of fiscal 2013, we have maintained a full valuation allowance against our deferred tax assets. During the second quarter of fiscal 2022, we determined that it was more likely than not that we would be able to realize the benefit of substantially all of our deferred tax assets in the United States. In reaching this determination, we considered the cumulative three years of profitability, our expectations regarding the generation of future taxable income as well as the overall improvement in the Company's business and its current market position. As a result, in the second quarter of fiscal 2022, we recognized a tax benefit related to the release of approximately $35.5 million in valuation allowance against our deferred tax assets in the United States. At October 29, 2022, we continued to provide a valuation allowance of $2.4 million, primarily against certain state and foreign net operating losses ("NOLs").

For the third quarter of fiscal 2022, we recorded an income tax provision of $2.1 million, which included a $2.0 million discrete tax expense to adjust the release of the valuation allowance to reflect an increase in third quarter earnings and full-year earnings forecast.

For the first nine months of fiscal 2022, we recorded an income tax benefit of $32.9 million, which included a discrete tax benefit of $33.5 million for the release of the valuation allowance.

For the third quarter and first nine months of fiscal 2021, we recorded an income tax provision of $94,000 and $548,000, respectively, primarily related to income tax in states where NOL usage was statutorily limited.

Net Income

For the third quarter of fiscal 2022, we recorded net income of $10.5 million, or $0.16 per diluted share, as compared to net income of $13.7 million, or $0.20 per diluted share, for the third quarter of fiscal 2021. The decrease in earnings from the prior year third quarter was primarily due to the planned investment in marketing, an increase in payroll to support the increased sales volume and an increase in tax provision as a result of the reversal of the valuation allowance. As mentioned previously, our operating cost structure in fiscal 2021 was insufficient to support our 2022 sales growth objectives and was unsustainable over the long-term.

For the first nine months of fiscal 2022, we have recorded net income of $80.8 million, or $1.20 per diluted share, as compared to net income of $46.8 million, or $0.69 per diluted share, for the first nine months of fiscal 2021. Results for the first nine months of fiscal 2022 include a non-cash tax benefit of $33.5 million, or $0.50 per diluted share, related to the release of substantially all of the Company's valuation allowance against its deferred tax assets.

Inventory

As of October 29, 2022, our inventory increased approximately $24.5 million to $106.8 million, as compared to $82.3 million at October 30, 2021. We are in a stronger inventory position at October 29, 2022 than at the end of the third quarter last year. This increase was purposeful in order to replenish several categories that were depleted last year. While our inventory has increased over last year's third quarter, inventory is down 11.1% and inventory turnover is up over 30% from the third quarter of fiscal 2019, or pre-pandemic levels. Managing our inventory remains a primary focus for us given the potential impact that inflation may have on consumer spending. As we head into the fourth quarter of fiscal 2022, we believe that we are in a strong inventory position. At October 29, 2022, our clearance inventory was 6.7% of our total inventory, as compared to 8.9% at October 30, 2021 and 10.0% at November 2, 2019.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility. At October 29, 2022, we had no outstanding debt, including no borrowings under our credit facility during the first nine months of fiscal 2022. We believe our cash on hand, availability under our credit facility, and ongoing cash generated from our operations will be sufficient to fund our working capital requirements, our stock repurchase program and capital expenditures for the next 12 months. We believe that cash flows from operating activities and cash on hand will also be sufficient to satisfy our capital requirements in the longer-term, however, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility, as discussed below.

For the first nine months of fiscal 2022, cash flow from operations decreased to $30.2 million as compared to $64.2 million for the first nine months of fiscal 2021. Free cash flow, a non-GAAP measure, decreased to $22.3 million for the first nine months of fiscal 2022 as compared to $61.3 million for the first nine months of fiscal 2021. The decrease in free cash flow was due to our purposeful replenishment of inventory in several categories that were depleted last year, the payout of incentive-based awards, and an increase in capital expenditures.

Cash flow used from financing activities for the first nine months of fiscal 2022 improved by $59.1 million as compared to the first nine months of fiscal 2021, primarily due to the repayment in the prior year of amounts outstanding under our credit facility and the early repayment of our long-term debt. This was partially offset by the stock offering in February 2021 and the repurchase of our common stock, as discussed below, in the first nine months of fiscal 2022.

Stock Repurchase Program

In March 2022, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. For the first nine months of fiscal 2022, the Company repurchased 2.9 million shares at an aggregate cost, including fees, of $12.7 million from available cash on hand. There were no stock repurchases in the third quarter of fiscal 2022. Shares of repurchased common stock are held as treasury stock. The stock repurchase program will expire in March 2023.

Credit Facility

On October 28, 2021, we entered into a $125.0 million revolving credit agreement with a five-year term, which replaced our prior credit facility that was due to expire in May 2023 (the "Credit Facility"). The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the Credit Facility will be made pursuant to either a Base Rate loan or LIBOR Rate loan, at the Company's option. Base Rate loans bear interest, at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the daily LIBOR rate plus 1.00% per annum, plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50%. LIBOR Rate loans, which may be either for 1 month or 3 months, bear interest at (i) the LIBOR rate, or the Benchmark Rate as defined in the credit agreement plus (ii) a varying percentage based on the Company’s average excess availability, of either 1.25% or 1.50%.

We had no outstanding borrowings under our Credit Facility at October 29, 2022 and no borrowings during the first nine months of fiscal 2022. At October 29, 2022, outstanding standby letters of credit were $3.8 million and outstanding documentary letters of credit were $1.0 million. The average unused excess availability during the first nine months of fiscal 2022 was approximately $82.0 million and the unused excess availability at October 29, 2022 was $90.2 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at October 29, 2022 and October 30, 2021, respectively:

	October 29, 2022		October 30, 2021
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	218	1,664	220	1,678
DXL Outlets	16	80	16	80
Casual Male XL Retail	30	100	38	126
Casual Male Outlets	19	57	20	60
Total Stores	283	1,901	294	1,944

Our capital expenditures in fiscal 2021 and fiscal 2020 were very limited due to the pandemic. For fiscal 2022, we expect our capital expenditures will be approximately $10.0-$12.0 million as we make investments in technology related to our marketing and merchandising initiatives. We are also actively pursuing opportunities to relocate or convert our remaining Casual Male XL stores to DXL stores which may require some capital investment in fiscal 2022. During the first nine months of fiscal 2022, we closed 5 Casual Male XL retail stores and 2 DXL retail stores.

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

The following table reconciles free cash flow:

	For the nine months ended
(in millions)	October 29, 2022	October 30, 2021
Cash flow from operating activities (GAAP basis)	$30.2	$64.2
Capital expenditures	(7.9)	(2.8)
Free Cash Flow (non-GAAP basis)	$22.3	$61.3

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before any impairment of assets, if any. We believe that adjusted EBITDA is useful to investors in evaluating our performance and is a key metric to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income:

	For the three months ended		For the nine months ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
(in millions)
Net income (GAAP basis)	$10.5	$13.7	$80.8	$46.8
Add back:
Impairment (gain) of assets	—	(1.1)	(0.4)	(2.1)
Provision (benefit) for income taxes	2.1	0.1	(32.9)	0.5
Interest expense	0.1	2.2	0.4	4.3
Depreciation and amortization	3.8	4.1	11.7	13.0
Adjusted EBITDA (non-GAAP basis)	$16.4	$19.0	$59.6	$62.5

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

While the majority of our home office employees continue to work remotely for a portion of the work week, we have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Employment Agreement between the Company and James Reath dated as of September 19, 2022.*

10.2	Stand-alone Inducement Restricted Stock Unit Award Agreement between the Company and James Reath dated as of October 7, 2022.*

10.3	Stand-alone Inducement Restricted Stock Unit Award Agreement between the Company and Jonathan Sainsbury dated as of October 26, 2022.*

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: November 17, 2022	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)