Form 10-K
period 2023-01-28
DESTINATION XL GROUP, INC.
filed 2023-03-16
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023 (Fiscal 2022)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 29, 2022, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $189.6 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 62,619,909 shares of Common Stock, $0.01 par value, outstanding as of March 2, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 28, 2023

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our expected capital expenditures in 2023, our marketing spend in 2023, potential impact of inflationary pressures on our business, expected store openings, our strategic initiatives for 2023, rising interest costs, increase in certain raw materials costs and freight costs, labor shortages as well as continuing concerns of recessions and geopolitical instability from Russia's invasion of Ukraine. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to the execution of our corporate strategy and ability to grow our market share, and those risks and uncertainties set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions, or circumstances in which the forward-looking statement is based.

Item 1. Business

Destination XL Group, Inc., together with its subsidiaries (the “Company”), is the leading specialty retailer of big & tall men’s apparel with retail locations throughout the United States. We operate under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL outlets, Casual Male XL® and Casual Male XL outlets. At January 28, 2023, we operated 218 DXL retail stores, 16 DXL outlet stores, 28 Casual Male XL retail stores, 19 Casual Male XL outlet stores, and a digital business, including an e-commerce site at www.dxl.com, a mobile site m.destinationXL.com and mobile app. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021 as “fiscal 2022,” “fiscal 2021” and “fiscal 2020,” respectively.

OUR INDUSTRY

We define the big & tall men’s clothing market as starting at a waist size of 38” and greater, as well as tops sized 1XL and greater. With the assistance of Coresight Research, we believe that the U.S. big & tall men's clothing market is approximately $23 billion in fiscal 2022 and is highly fragmented. Big + Tall is all we do. With our proprietary fit and extensive selection of exclusive brands, we believe that we will continue to grow market share as an integrated commerce retailer able to target a broad market, attracting customers from various income, age and lifestyle segments, offering the underserved consumer the widest selection of sizes and styles.

HISTORY

Our Company was incorporated in the State of Delaware in 1976 under the name "Kara Enterprises, Inc." and subsequently operated under the name "Designs, Inc." Until fiscal 1995, we operated exclusively in Levi Strauss & Co. branded apparel mall and outlet stores. In May 2002, we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest specialty retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition, on August 8, 2002, we changed our name to “Casual Male Retail Group, Inc.” In fiscal 2004, we acquired the Rochester Clothing stores. Through fiscal 2010, we catered to customers through our three store formats, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores).

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

OUR BUSINESS

We operate as an integrated commerce retailer of big & tall men’s clothing and shoes. Through our multiple brands, which include both national brands and own brands, we provide a premium, personalized shopping experience, whether in-store or digitally, with a broad range of merchandise at varying price points, catering from the value-oriented customer to the luxury customer. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

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

Our DXL retail stores, e-commerce site, dxl.com, and mobile app cater to all income demographics and offer our customers merchandise to fit a variety of lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. In addition, we also offer a selection of shoes in sizes 10W to 18W on our website at dxl.com. Our Casual Male XL retail stores primarily carry moderate-priced national brands and our own brands of casual sportswear and dresswear. We also operate Casual Male XL outlets and DXL outlets for our value-oriented customers. Through digital marketplaces, we are able to extend our reach, by providing a select offering of our merchandise to new customers who may not be current DXL customers.

BUSINESS STRATEGY

We aspire to be a haven for the Big + Tall man, striving to provide him superior fit, extensive assortment and a unique experience. We are excited about the growth that we have seen over the past few years from our brand repositioning and digital transformation efforts and we are eager to maintain this momentum moving forward into fiscal 2023.

In fiscal 2023, keys areas that we will be focused on as we continue to grow our business are:

•
Brand positioning. Our marketing strategy in fiscal 2023 will focus on brand awareness and storytelling, what sets us apart from our competitors, or as we call it the "DXL Factor." As part of this initiative in March 2023, we launched our "Wear What You Want"℠ campaign, inviting our customers to experience the breadth of exclusivity in our assortment that will enable him to have the freedom to choose his own style. Our message is not only do we have your size, we have your style. No other retailer carries the breadth and depth of assortment and sizes. We believe there are opportunities for market share and revenue growth by engaging new customers through this initiative.
•
Store growth. Our stores are critical to our business strategy. While we are excited with the digital growth we have been able to achieve since fiscal 2019, our stores continue to be the backbone of our Company. Our digital growth has highlighted for us areas of "white space" opportunity in markets that are not currently being served by a DXL store. If we are able to successfully secure favorable locations, our plan is to open 3 new DXL stores in fiscal 2023, with plans to open 15 to 20 stores in each of the following two years. During fiscal 2023, we also plan to convert approximately 10 of our existing Casual Male XL stores to DXL and remodel approximately 5 of our existing DXL stores.
•
Merchandising initiatives. Our ability to offer our customers a selection of national brands and own brands that cannot be found elsewhere distinguishes us from our competitors and in fiscal 2023 we will continue to focus on the development of our assortments and the exclusivity across our brands. Beginning in the spring of fiscal 2023, we will be adding merchandise from Life is Good® and Original Penguin® Golf to our existing list of exclusive brands. We are aiming to add even more brand exclusivity to our current merchandise selection, allowing us to differentiate ourselves within the men's big & tall market.
•
Customer experience. Our unique customer experience in both our store and digital channels drives customer loyalty and repeat visits. Our store associates are trained to “engage and build a relationship” with our customers. We are working to bring that same experience to our digital channels through improvements in the customer journey on our website and mobile app. In the fourth quarter of fiscal 2022, we launched a refreshed customer loyalty program that offers our customers new ways to earn rewards by engaging with our brand. We are also planning to launch a new customer data platform in fiscal 2023 that will allow us to better understand our customers’ behaviors and drive more personalized relevant marketing messages.

MERCHANDISE

We offer our customers an extensive assortment of apparel consisting of both our own brands and over 100 well-known national brands, within our “good,” “better” and “best” price points. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit their apparel needs. With over 5,000 styles available, we carry an extensive selection of tops in sizes up to 7XL and 7XLT with additional assortments up to 8XL, bottoms with waist sizes 38” to 70”, and shoes in sizes 10W to 18W.

What sets us apart from our competitors is our proprietary fit. We are different because our fit is different. Our merchandise is not just an extension of regular sizes. The fit is built from unique specifications for every size and style, with specific design features for the big and tall customer.

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, active, modern, tailored and denim. This format allows us to merchandise key items and seasonal goods in prominent displays and makes coordinating outfits easier for the customer while encouraging multi-item purchases. This lifestyle layout also allows us to manage store space and product assortment effectively in each market to target local demographics. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition.

Merchandise assortments in our DXL stores are organized not only by lifestyle but, within each lifestyle, the assortments are shown in a “good,” “better” and “best” visual presentation. With the “best” merchandise assortments featured most prominently in the DXL store, our customers can visualize current fashion trends and select their wardrobes within their desired price points in a convenient manner.

Big and tall is all we do and through our own brands and exclusivity with national brands, we estimate that more than 80% of our inventory assortment, in units, is not available elsewhere. Several of the national brands that we carry, in sizes 2XL and above, are sold exclusively by us in our stores and on our website and may otherwise only be available on the brand’s website, if at all. In January 2023, we announced that we were adding Life is Good® and Original Penguin® Golf to our list of exclusive brands for Spring 2023. In addition to our exclusive brands, we also work with several other national brands to offer a unique, curated merchandise assortment, in sizes 2XL and above, that are exclusively sold in our stores and on our website and are not available from the brand’s own website. These offerings are a subset of the larger merchandise offering that we carry for these respective brands. The penetration of national brands in a specific DXL store can range from 39% to 80%, depending on several factors, but on average, approximately half of the assortment is branded apparel.

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

Synrgy™ targets the customer looking for a contemporary/modern look.

True Nation® is a denim-inspired line consisting of vintage-screen t-shirts and wovens and is geared towards our younger customers.

Society of One® is an activewear brand that offers versatile styling options and is grounded by performance technology.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying well-known brands such as: Cutter & Buck®, Levi's®, Columbia, Carhartt®, and Jockey®. Our exclusive brands in this price range include O’Neill® and Nautica®, Adidas Golf® and vineyard vines®. Within our product assortment for Callaway®, Lacoste®, Majestic and Tommy Bahama® we also offer exclusive styles specially curated for our customers.

Higher-End Fashion Apparel -“Best” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers, such as The North Face®, Polo Ralph Lauren®, Jack Victor®, Michael Kors®, and Tallia®. Our exclusive brands in this price range include Brooks Brothers®, JOE’S® Jeans, 7 for all Mankind®, and Robert Barakett®. Within our product assortment for Psycho Bunny®, Lucky and Robert Graham® we also offer exclusive styles specially curated for our customers. Polo Ralph Lauren builds one collection a quarter for our customers that is exclusive to DXL.

Shoes

Our DXL website offers an assortment of footwear, with a broad selection from casual to formal, in varying price points. We currently have a selection of more than 200 styles of shoes, ranging in sizes from 10W to 18W, including designer brands such as Cole Haan®, Timberland®, Sketchers®, New Balance®, Reebok® and Deerstags.

STORE CHANNEL

DXL Men’s Apparel Stores

As of January 28, 2023, we operated 218 DXL retail stores. Our DXL store concept brings all of our brands together in one format. Within this format, we cater to our diverse customer base, with merchandise representing all price points, from our higher-end brands to value-oriented brands, and all lifestyles, from business to denim. The size of our DXL stores averages 7,600 square feet. Our DXL stores are located on real estate that is highly visible, often adjacent to high-performing regional malls or other high-traffic shopping areas.

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

Casual Male XL Retail Stores

As of January 28, 2023, we operated 28 Casual Male XL full-price retail stores, located primarily in strip centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual slacks, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” own brand collections. The average Casual Male XL retail store is approximately 3,300 square feet.

DXL Outlet /Casual Male XL Outlet Stores

As of January 28, 2023, we operated 16 DXL outlet stores and 19 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered at discounted prices to cater to the value-oriented customer. In addition to own brands and national brands at our “good” price tier, our outlets also carry clearance product obtained from DXL and Casual Male XL stores, offering the outlet customer the ability to purchase brand and fashion product for a reduced price.

The average DXL outlet is approximately 5,000 square feet and the average Casual Male XL outlet store is approximately 3,000 square feet.

DIRECT CHANNEL

Our direct business is a critical channel for growing sales and market share through new customer acquisition and digital engagement of the active file. Since fiscal 2019, comparable sales from our direct business in fiscal 2022 have grown 58.3%, with our total direct business representing 31.1% of our total retail sales in fiscal 2022, as compared to 23.1% of our retail sales in fiscal 2019. Through our digital efforts and marketplace presence, we are creating brand awareness and attracting a new customer to DXL. Growing our new-to-file and retaining that customer remains one of our key priorities for fiscal 2023.

We define our direct business as sales that originate online, whether through our website, our app, those initiated online at the store level, our Guest Engagement Center, or through a third-party marketplace. We want to serve our customers wherever and how they want to shop, whether in-person at a store, over the telephone, or online via a computer, smartphone or tablet.

A key to being a successful integrated commerce retailer is having the ability to showcase all of our store inventories online, resulting in additional transactions that are initiated online, but are ultimately completed in store. In addition, our stores are able to fulfill an order for an item that is out-of-stock in our warehouse. This capability has not only resulted in incremental sales, but it has also helped us reduce clearance merchandise at the store level and manage margins.

DXL Website and App

Our DXL website and app have been instrumental in our growth over the past three years, with sales from our website and app together increasing 53.6% from fiscal 2019. We continue to see our consumers shift to online shopping helping to drive higher new customer acquisition for the website business.

Digital Sales at Store Level

In support of our integrated commerce approach, our store associates use our website to help fulfill our in-store customers’ clothing needs. If a wider selection of a lifestyle, color or size of an item is not available in our store, then our store associates can order the item for our customer online through our direct channel and have it shipped to the store or directly to the customer. Our customers also have the ability to shop-by-store and pick-up in store on the same day.

Digital Marketplaces

We continue to broaden our reach through digital, third-party marketplaces. A large portion of our assortment is available on Amazon.com, Target.com and Walmart.com. Digital marketplaces provide us an opportunity to drive awareness, grow our customer base and introduce new customers to our brand.

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

Our evergreen merchandise made up approximately 43% of our merchandise assortment in fiscal 2022. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We develop customized assortment strategies by store that accentuate lifestyle preferences for each particular store.

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

STORE OPERATIONS

We believe that our store associates are critical to creating the highest quality experience for our guests. The culture in our stores is to be guest centric in an effort to engage and build a relationship with our customers. Our overall goal is to accomplish three key initiatives in our stores. The first is that we strive to build relationships with all of our guests. The second is that we believe our stores need to be clean, neat and organized in an effort to allow the "just-looking" customer to find what he needs with ease. The last component is our stores serving as mini-distribution centers. The majority of our stores are able to fulfill customer orders that were placed online in one of our digital channels. Our associates are well versed in not only the product selection carried in their specific store, but also the product selection carried online. With a point-of-sale system that can access items online for the guest who is physically in the store, our associates are able to fulfill all of their customers’ needs.

Our multi-unit, field management team receives extensive training on recruiting associates who are the correct fit for our stores. All store associates participate in our DXL FIT Expert Training and Certification program as part of our commitment to deliver a great guest experience. All new DXL store management team hires are trained extensively through senior peer trainers throughout the country. We believe having a mix of internal promotes (store manager to Regional Sales Manager) as well as external hires with extensive multi-unit background gives us an inclusive and diverse Regional Sales management team. Regional Vice Presidents give us touch-points in the field in addition to our Regional Sales Managers and store management team to ensure consistency in executing our standards and all programs and processes we deem important to our success.

Each new member of the store management team goes through extensive training with their Regional Sales Manager and a peer Store Manager. We believe our training system, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customer’s brand loyalty.

Our field organization is overseen by our Chief Stores Officer, Regional Vice Presidents, Regional Sales Managers, and a Store Operations Team, who provide management development and guidance to individual store managers. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s market, and for the overall operations and profitability of those stores. Each store is staffed with a store manager, assistant manager and key holders. The store manager is responsible for achieving certain sales and operational targets. Our stores have an incentive-based commission plan for managers and selling staff to encourage associates to focus on our customer’s wardrobing needs and sales productivity.

MARKETING AND ADVERTISING

We believe that our marketing initiatives are critical to driving our sales growth by increasing traffic to our stores, website and app. We have been working to transform our brand positioning by focusing on a key customer insight and leveraging our distinct advantages of superior fit, depth of assortment, great styles and largely exclusive brands and an experience like no other. Our focus is to acquire new customers and achieve a greater lifetime value across our entire customer file.

Over the past few years, we have shifted our marketing strategy away from a broad-based mass advertising to a more targeted, personalized, data-driven model where we can segment and ultimately engage differently with each of our customers based on their shopping behaviors across all our buying channels. We adopted a stringent, analytical perspective to our marketing program, focusing on understanding incremental outcomes in addition to the “return on ad spend” throughout all our programs. This data-driven philosophy extends across all our marketing initiatives as we look at new ways to engage our customers. Our on-going work on enhancing our customer segmentation will ultimately drive our long-term marketing strategy, enabling us to create targeted and personalized content and messaging to our various customer segments. Our marketing programs include email, direct mail, our loyalty program, direct marketing, digital marketing, social media, and streaming media, among others.

In late fiscal 2022, we relaunched our loyalty program, The DXL Rewards Club, reengineered to drive better engagement with our customers by offering enrolled customers exclusive offers, more opportunities to earn points by engaging with us in multiple ways, beyond the store or online purchase. We are further building upon our goal to strengthen our customer experience and keep our customers active and engaged.

In March 2023, we launched our new brand initiative “Wear What You Want” ℠ inviting our customer to not only experience the depth of our assortment but also the breadth of exclusivity across our brands, offering brands and styles not available elsewhere. We are providing him the freedom to choose his own style and wear what he wants. Big + Tall is all we do, and we trade on the belief that we offer superior fit, assortment, and experience to him and through this initiative we are eager to develop relationships with our customers that are built on respect, trust, and belonging.

We expect our marketing costs in fiscal 2023 to be approximately 5.7% of sales as compared to 6.0% of sales in fiscal 2022.

GLOBAL SOURCING

Our global sourcing strategy is a balanced approach, which considers quality, cost and lead-time, depending on the requirements of the program. We believe our current sourcing structure meets our operating requirements and provides capacity for growth. The growth and effectiveness of our global direct sourcing program is a key component to the strength of merchandise margins.

We have built a strong internal team with extensive experience that is responsible for managing an international network of vendors and suppliers across the globe. We have established strong relationships with many of the leading factories and mills across the globe. Our sourcing network consists of over 34 factories in eight countries which are experts in big & tall sizing and production. In fiscal 2022, approximately 52% of all our product needs were sourced directly. We manufacture a significant percentage of our own brand merchandise in Southeast Asian countries consisting of Vietnam, Bangladesh, Cambodia and India. We continue to reduce dependency on China, with less than 10% of own brands sourced from China, inclusive of our raw materials and trims, and have moved certain programs into the Western Hemisphere with duty-free opportunities such as Nicaragua and Mexico.

In 2020, we retained Elevate Ltd., a global leader in supply chain assessment, and instituted 4-Pillar audits of our manufacturing facilities. Our intent is to increase our social, environmental and ethical sustainability by utilizing Elevates audit tool, "ERSA", which stands for ELEVATE Responsible Sourcing Assessment. ERSA 2.0 covers social compliance, human rights, environmental business ethics, and worker’s sentiment surveys. All audits can be found on their EIQ tool which is a web-based analytical system on which we participate in their Ethical Trade Audit platform. For fiscal 2023, we have retained Elevate Ltd. to also perform environment assessment audits. Our intention is to increase our audit pillars to include all of our raw material suppliers that procure fabric, trims and inner components of our products.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors are made in U.S. dollars with payment on account.

DISTRIBUTION

All of our retail distribution operations are centralized at our headquarters located in Canton, Massachusetts. We believe that having a centralized distribution facility maximizes the selling space and in-stock position of our stores and reduces the necessary levels of back-room stock. In addition, the distribution center provides order fulfillment services for our e-commerce business. In-bound calls for our e-commerce business are primarily fulfilled by our distribution center and if an order cannot be fulfilled by our distribution center, the order is completed at the store level.

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

For store shipments and domestic customer deliveries, we primarily use United Parcel Services and FedEx. We are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our direct customers with Authorized Return Service and Web labels, making returns more convenient for them.

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

In an effort to improve our inventory management, we have created a standardized set of “best practices” for both our merchandise planning and allocation groups. Using a retail business intelligence solution, we are able to integrate data from several sources and provide enterprise-wide analytics reporting. Over the past few years, we have continued to develop a custom Assortment Suite application to leverage business intelligence and predictive analytics to provide high-impact insights into core merchandising tasks and began the roll-out a new point-of-sale system.

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores and discount and off-price retailers that sell big & tall men’s clothing. While we have successfully competed on the basis of merchandise assortment, comfort and fit, customer service and desirable store locations, there can be no assurances that other retailers, including e-commerce retailers, will not adopt purchasing and marketing concepts similar to ours. Discount retailers with significant buying power, such as Walmart, Kohl's and J.C. Penney, represent a source of competition for us. The direct business has many competitors, including the King Size catalog and website as well as online marketplaces, such as Amazon.

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

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income, net income, and free cash flow. Traditionally, a significant portion of our operating income, net income, and free cash flow is generated in the second and fourth quarters. Our inventory is typically at peak levels by the end of the third quarter, which represents a significant use of cash, which is then relieved in the fourth quarter as we sell-down our inventory through the holiday shopping season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Destination XL®”, “DXL®”, “DXL Mens Apparel®”, “Big on Being Better®”, “Casual Male®”, “Casual Male XL®”, “Harbor Bay®”, “Oak Hill®”, “Continuous Comfort®”, “Synrgy™”, “Society of One®”, “True Nation®” and “Wear What You Want℠”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no-iron hang tag.

SUSTAINABILITY

At DXL, we recognize the importance of addressing and prioritizing environmental, social and governance ("ESG") issues throughout our business. During fiscal 2021, we formed the Sustainability Committee, consisting of a cross-disciplinary team from corporate management that engaged with a third-party firm to assist us in the development of the Company's initial ESG strategy and initiatives. The committee reports to the senior management team of the Company and the Nominating and Corporate Governance Committee of our Board of Directors is responsible for the oversight of our initiatives. Our senior management team is working with the committee to develop short- and long-term ESG goals, as well as an action plan. Information regarding our current efforts, our initial limited reporting of Scope 1 and 2 emissions, social and environmental compliance of our factories and our ongoing ESG initiatives can be found on our corporate website at https://investor.dxl.com. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this document or any document unless expressly incorporated by reference therein.

HUMAN CAPITAL MANAGEMENT

As of January 28, 2023, we had 1,480 employees. We hire additional temporary employees during the peak Holiday season. None of our employees is represented by any collective bargaining agreement. Our associates are our greatest asset and we are committed to providing them a safe and healthy work environment. Each associate is required to sign a set of policies that include, among other policies, the code of ethics, anti-harassment and procedures for raising a complaint. Our policies also contain protection of human rights and prohibit, among other things, the use of child labor or forced, bonded or indentured labor.

Inclusion and Diversity

We are committed to inclusivity, acceptance, and equality. Since 2017, we have had a diversity and inclusion initiative called “Normalizing the Brand.” The program brings awareness to unconscious bias and focuses on ensuring that the composition of our organization looks and feels like the communities where we live and serve. We have policies and training in place with respect to anti-discrimination and anti-harassment, among others, and provide our associates with access to an anonymous hot-line for reporting any concerns. Throughout the year, we require our associates to participate in educational videos. In 2021, we joined with CEO Action for Diversity & Inclusion, a coalition of over 2,000 CEOs, pledging to advance diversity and inclusion in the workplace. By signing on to this commitment, we have pledged to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected, and where employees feel encouraged to discuss diversity and inclusion without retribution.

Workplace, Culture and Career Development

We are committed to providing our associates an environment where they have an opportunity to provide input on issues affecting the Company’s workforce and the employer-associate relationship. Periodically through the year, we encourage feedback and ideas from our associates through our annual engagement surveys and periodic pulse surveys. Perhaps most importantly, we promote professional and career development and mentorship programs. In 2014, our Associate Engagement & Development Committee implemented the DXLG Mentor Program, which pairs up to 20 mentees with mentors for one-year periods. In April 2016, the DXL Women’s Leadership Group was formed with a mission of “Women supporting, educating and empowering each other @ DXLG”. It started as a pilot program and quickly expanded to now include over 40 female leaders, both people and process managers, in the corporate office and field. In addition, for the past four years, we have presented Leadercast, a platform for leadership development content (held annually in May) as a host site at our corporate headquarters. We also presented Leadercast Women, which was held annually in October until 2022. For the past three years, the programs were made available via an online platform.

Our Associate Engagement & Development Committee organizes “Lunch, Learn, Lead” and “Coffee Talk” sessions throughout the year to provide our associates an opportunity to gain insight on a variety of topics, such as, DXL’s social responsibility initiatives,

TED talks, Global Sourcing, Normalizing the Brand and Technology. We also joined with Marist College to provide our DXL associates and their immediate adult family members a 25% discount toward on-line tuition costs.

Compensation and Benefits

Our compensation programs are designed to pay our associates competitively in the market, based on their skills, qualifications, role, and abilities. Our benefits are designed to help employees and their families stay healthy and help them balance their work and personal lives. These benefits include health and wellness, paid time off, employee assistance, competitive pay, career growth opportunities, paid volunteer time, product discounts, and a culture of recognition. The challenges created by the global pandemic brought mental health awareness to the forefront. We are continually looking for programs and opportunities to offer our associates to ensure physical and mental wellness. Some of our current and past programs have included access to free apps such as CALM, an app that provides our home office associates an opportunity to incorporate meditation and other mindfulness activities into their daily routines as well as BurnAlong, a free online health, wellness and fitness platform available to all associates. We also highlight mental health awareness as part of our “Lunch, Learn, Lead” series and provide other relevant content within our learning management system. We also provide an Employee Assistance Program (EAP) which provides 24/7 assistance to associates and their family members for a variety of issues such as stress, family, parenting, and finances.

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

For us to be successful in the future and maintain growth, we must be able to continue increasing our share of the big & tall men’s apparel market. Our growth is dependent on our ability to continue to build upon our DXL brand, maintain our existing customers and attract new customers. Our failure to execute our strategy successfully could prevent us from growing our market share, which could have a material adverse effect on our results of operations, cash flows and financial position, including if we were unable to:

•
grow our DXL digital business;
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

Our ability to increase our share of the big & tall men’s apparel market is largely dependent on effectively marketing our brand and merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallets on our product offerings. In order to grow our market share, we depend on the success of our marketing and advertising in a variety of ways, including streaming media advertising, advertising events, an updated loyalty program, direct mail, and digital marketing, including social media and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future marketing efforts by us, our vendors or our other licensors, may be more costly than prior years and, if not successful, may negatively affect our ability to meet our sales goals and gain market share.

Our direct business is a significant component of our growth strategy, and the failure to develop our digital infrastructure could disrupt our business and negatively impact our sales.

We have made significant investments in capital spending and labor to develop our direct channels and increased investments in digital marketing to attract new customers. The growth of our overall sales is dependent on customers’ continuing to expand their online purchases in addition to in-store purchases. Comparable sales from our direct business in fiscal 2022 increased 58.3% from fiscal 2019. While it is our objective to continue to grow this business, there can be no assurance that this growth will continue or be sustainable.

Our success in growing our direct business will depend in part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing sophistication requires that we provide additional website features, functionality and messaging in order to be competitive in the marketplace and maintain market share. We continually update our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences. In addition, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to respond to these risks and uncertainties appropriately could reduce our direct sales, increase our costs and diminish our growth prospects, which could negatively affect our operating results.

If we are unable to develop and implement our integrated commerce initiatives successfully, our market share and financial results could be adversely affected.

Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs, with the real time store inventory visibility, our mobile app, and BOPIS (buy online pick up in stores). We consider ourselves a customer-centric integrated commerce retailer, and we continue to make ongoing investments in our information technology systems to support these evolving capabilities.

Integrated commerce is rapidly evolving and our success depends on our ability to anticipate and implement innovations in sales and marketing technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs. In addition, our competitors are also investing in these initiatives, some of which may be more successful than our initiatives.

If the investment in our integrated commerce initiatives is not successful, our systems are unable to support such initiatives, or if our competitors are more successful, our financial results and our market penetration may be adversely affected.

The loss of, or disruption in, our centralized distribution center could negatively impact our business and operations.

The majority of our merchandise for our stores and e-commerce operations is received into our centralized distribution center in Canton, Massachusetts, where it is then processed, sorted and shipped to our stores or directly to our customers. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, labor shortages, or disruptions in our distribution center, could result in delays in the delivery of merchandise to our stores or directly to our customers.

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

Our business is seasonal. Historically, a significant portion of our operating income has been generated during our second and fourth quarters. If, for any reason, we miscalculate the demand for our products during our these quarters, our sales in that quarter could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer.

In addition, our operations may be negatively affected by local, regional or national economic conditions, such as levels of disposable consumer income, inflation, consumer debt, interest rates, consumer confidence and other macro issues. Due to our seasonality, the possible adverse impact from such risks is potentially greater if any such risks occur during our second and fourth quarters.

The global impact of the COVID-19 pandemic and its variants have had, and other global health pandemics may have, an adverse effect on our business, financial results, liquidity, supply chain and workforce.

The COVID-19 pandemic and its variants caused global uncertainty and disruption and had a material impact on our business, predominately in fiscal 2020 and early 2021. In fiscal 2022, the pandemic continued to have a lingering negative effect on the global economy that directly impacted our business, specifically as it related to the economy, rising interest rates, labor shortages, increased material costs, global supply chain issues, inflationary pressures, and changes in consumer spending behaviors. Our business may be negatively impacted as it relates to the risk and uncertainty of a potential COVID-19 resurgence, new variants or a new global health pandemic and could materially affect our financial results, access to sources of liquidity and inventory.

Our business may be adversely affected due to disruptions in the global supply chain.

Disruptions in the global supply chain in foreign ports and shortages of vessels and shipping containers may impact our ability to import inventory in a timely manner. The impact of COVID-19 and labor shortages on domestic ports have also created a similar disruption in the supply chain and may continue to cause delays in the receipt and shipment of inventory. In addition, the ongoing war in Ukraine may cause additional tariffs, sanctions, import/export restrictions and future actions that may have a negative impact on the supply chain and may limit the availability of certain raw materials and associated cost. Furthermore, in the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to loss of sales and an adverse impact on our results of operations. Further, we may continue to incur incremental freight costs which could negatively harm our gross margin rates.

Our business may be adversely affected if we are unable to manage our store portfolio successfully.

We lease all of our store locations. Renewing and renegotiating these leases at acceptable lease terms is critical to the profitability of our stores. While we worked closely with our landlords to renegotiate and restructure a majority of our lease portfolio from the onset of the pandemic, there still may be certain stores that may not be profitable and we may not be able to renew existing agreements. We will continue to evaluate our store portfolio to optimize store profitability. As part of that evaluation, we may choose not to renew certain lease locations.

Our plan is to grow our store portfolio over the next several years and we have identified multiple white space opportunities in new or underpenetrated markets. We are also actively reviewing opportunities to relocate or convert the majority of our remaining Casual Male XL stores to DXL. If we are unable to find locations or obtain favorable lease terms, we may not be able to grow or maintain our current store base and the lack of store growth could negatively affect our ability to growth revenue and market share.

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

The United States Treasury Department has placed sanctions on China’s Xinjiang Production and Construction Corporation ("XPCC") for serious human rights abuses against ethnic minorities in China’s Xinjiang Uyghur Autonomous Region ("XUAR"). In addition, in January 2021, the US Customs Border Protection (“CBP”) issued a Withhold Release Order on Products Made in Xinjiang region of China. In response to the problems in Xinjiang, we developed a Compliance Certificate of Traceability for our cotton vendors. Although we prohibit our vendors from doing business with XPCC, we could be subject to penalties, fines or sanctions and our brand could be harmed if any of the vendors from which we purchase product is found to have done business, directly or indirectly, with XPCC.

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

We cannot make assurances that our cash flow from operations or cash available under our credit facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations and we cannot ensure we would be able to obtain refinancing or that such additional financing would be on favorable terms.

We may be unable to achieve our environmental, social and governance goals.

We are committed to corporate social responsibility and sustainability and we recognize the importance of environmental, social and governance ("ESG") issues. Our Sustainability Committee, comprising a cross-discipline of corporate management, has engaged with a third-party firm to assist us in the development of the Company's ESG policies and initiatives.

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

General Risks That May Affect Our Business

Changes to LIBOR may negatively impact us.

The London interbank offered rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our current credit facility provides us an option to convert some of our prime-based borrowings into short-term LIBOR contracts.

LIBOR will be phased out by June 2023. In the absence of a LIBOR rate, our credit facility with Citizens Bank, N.A. provides for a successor rate, based on the Secured Overnight Financing Rate ("SOFR"). As such, while we do not expect that we will have to renegotiate our credit facility, we may have to amend our credit facility to effect the change before June 2023 and we do not know whether it could result in increased interest costs. In the absence of a favorable LIBOR or successor rate, our borrowings bear interest based on the Federal Funds rate. At January 28, 2023, there were no outstanding borrowings under our credit facility, however, we cannot provide assurance that future interest rate charges will not have a material negative impact on our business, financial position, or operating results.

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

Since the end of the pandemic, we have continued to experience labor shortages primarily in our distribution facility and in our stores. If such labor shortages continue, especially during peak-selling periods, it may negatively impact our ability to process inventory in a timely manner and effectively staff our stores. Because of the tight labor market our hourly rates have increased to attract candidates. If we are unable to pass on these higher costs through price increases or reduced workforce hours, our margins and profitability may be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition.

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

The market price of our common stock has been and will likely continue to fluctuate substantially as a result of many factors, some of which are beyond our control. For example, from September 8, 2021, when we relisted on the Nasdaq Global market through January 27, 2023, the reported price of our common stock has ranged from a low of $3.27 on July 1, 2022, to a high of $8.99 on November 17, 2021. Factors that could cause fluctuations in the market price of our common stock include the following:

•
the ongoing effect of the COVID pandemic and its variants on the retail industry and overall economy;
•
overall changes in the economy and general market volatility, including the effects of inflation and/or recession;
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

As of January 28, 2023, we operated 218 Destination XL retail stores, 16 Destination XL outlet stores, 28 Casual Male XL retail stores and 19 Casual Male XL outlet stores. We lease all of these stores directly from owners of several different types of centers, including life-style centers, shopping centers, freestanding buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 28, 2023.

Sites for new stores are selected based on several factors, including population and density levels, the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the center and the attractiveness of the store layout. We also utilize financial models to project the profitability of each location using assumptions such as the center’s sales per square foot averages, sales to invested capital ratio, and return on investment requirements.

Store count by state at January 28, 2023

United States	DXL retail and outlet stores	Casual Male XL retail and outlet stores
Alabama	2	1
Arizona	5	—
Arkansas	—	1
California	25	4
Colorado	3	—
Connecticut	3	—
Delaware	2	—
Florida	10	5
Georgia	4	2
Idaho	1	—
Illinois	11	1
Indiana	6	2
Iowa	2	1
Kansas	2	—
Kentucky	3	—
Louisiana	3	1
Maine	2	—
Maryland	6	2
Massachusetts	6	1
Michigan	13	1
Minnesota	2	1
Mississippi	—	2
Missouri	5	2
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire	3	—
New Jersey	8	3
New Mexico	1	—
New York	17	1
North Carolina	4	1
North Dakota	—	1
Ohio	10	1
Oklahoma	2	—
Oregon	2	1
Pennsylvania	11	6
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	7	—
Texas	24	3
Utah	1	—
Virginia	6	2
Washington	5	—
West Virginia	—	1
Wisconsin	5	—

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

Holders

As of March 15, 2023, based upon data provided by the transfer agent for our common stock, there were approximately 77 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent.

Issuer Purchases of Equity Securities

On March 15, 2022, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions.

The timing and the amount of any repurchases of common stock was determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program commenced in the first quarter of fiscal 2022 and expired on March 15, 2023. There were no stock repurchases during the fourth quarter of fiscal 2022.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2018. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have included a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 19	Jan 20	Jan 21	Jan 22	Jan 23
DXLG	(2.3%)	(56.0%)	(27.9%)	441.3%	70.0%
S&P 500	(2.0%)	19.2%	15.2%	19.3%	(8.2%)
Dow Jones U.S. Apparel Retailers	8.4%	10.8%	6.2%	8.1%	8.6%

Indexed Returns

	Base Period
	Jan 18	Jan 19	Jan 20	Jan 21	Jan 22	Jan 23
Company/Index
DXLG	$100	$97.67	$43.02	$31.01	$167.83	$285.27
S&P 500	$100	$97.99	$116.78	$134.47	$160.45	$147.37
Dow Jones U.S. Apparel Retailers	$100	$108.40	$120.16	$127.64	$137.92	$149.71

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

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2022 as compared to fiscal 2021. Our Annual Report on Form 10-K for the year ended January 29, 2022 (fiscal 2021) includes a discussion and analysis of our financial condition and results of operations comparing fiscal 2021 to fiscal 2020 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As noted above in Part 1, this section also contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Forward-Looking Statements.” The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

Certain figures discussed below may not foot due to rounding.

Segment Reporting

We have two principal operating segments: our stores and direct business. We consider our stores and direct business segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our integrated commerce approach. The Company’s wholesale business was a third operating segment until in the first quarter of fiscal 2022, when the Company ended its relationship with its primary wholesale customer. Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results were aggregated with the retail segment for all periods presented.

Comparable Sales and E-Commerce (Direct) Sales Definition

Our customer’s shopping experience continues to evolve across multiple channels and we are continually adapting to meet the customer's needs. The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse. As a result, we continue to see more transactions that begin online but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick-up in a store or at curbside. We define store sales as sales that originate and are fulfilled directly at the store level. E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

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

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include free cash flow, EBITDA, adjusted EBITDA and adjusted EBITDA margin. We believe these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2022 to fiscal 2021. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net income, net income per diluted share or cash flow from operating activities in accordance with GAAP. See “Non-GAAP Reconciliations” below for additional information on these non-GAAP financial measures and reconciliations to comparable GAAP measures.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2022 and fiscal 2021 were both 52-week periods.

EXECUTIVE OVERVIEW

	Fiscal 2022		Fiscal 2021
	(in millions, except for percentage of sales and per share data)
Sales	$545.8		$505.0
Net income	$89.1	(1)	$56.7
Adjusted EBITDA (Non-GAAP)	$73.8		$76.9

As a percentage of sales:
Gross margin	49.9%		49.5%
SG&A expenses	36.4%		34.2%
Operating margin	10.7%		12.3%
Adjusted EBITDA margin (Non-GAAP)	13.5%		15.2%

Per diluted share:
Net income	$1.33	(1)	$0.83

Liquidity:
Cash flow from operating activities	$59.9		$75.5
Free cash flow (Non-GAAP)	$50.3		$70.3

(1) Includes an income tax benefit of $31.6 million, $0.47 per diluted share attributable to the release of the valuation allowance against the Company's deferred tax assets.

We are pleased with the financial results we achieved in fiscal 2022, with our second record-breaking year of sales, eight consecutive quarters of positive comparable sales growth and second year of double-digit adjusted EBITDA margins. Our sales growth in fiscal 2022 exceeded plan, with total comparable sales growth of 10.9% compared to fiscal 2021, on top of a comparable sales increase of 14.1% in fiscal 2021, as compared against fiscal 2019, pre-pandemic. We believe that our brand repositioning resonated with our customer and enabled us to grow sales while maintaining a strong margin. From a cost perspective, SG&A costs increased in fiscal 2022 to support this sales growth, primarily payroll-related costs and marketing costs. Our marketing spend in fiscal 2022 increased to 6.0% of sales as compared to 4.7% in fiscal 2021 to help drive customer acquisition. These increases in SG&A expenses resulted in a slight decrease in adjusted EBITDA for fiscal 2022 as compared to fiscal 2021 as we made deliberate investments in our business to drive our digital transformation and brand repositioning to support sales growth.

For fiscal 2022, we reported net income of $89.1 million, or $1.33 per diluted share, as compared to net income of $56.7 million, or $0.83 per diluted share, in fiscal 2021. Net income for fiscal 2022 included the release of substantially all of the valuation allowance on deferred tax assets expected to be realized in future periods, which resulted in a non-recurring tax benefit of $31.6 million, or $0.47 per diluted share.

As a result of our earnings, we generated $59.9 million in cash flow from operations during fiscal 2022, resulting in $50.3 million of free cash flow. We used $12.7 million of that free cash flow to repurchase shares of common stock pursuant to our stock repurchase program during fiscal 2022. At January 28, 2023, we were debt-free and had cash and cash equivalents of $52.1 million and full availability under our credit facility of $78.4 million. We also were in a healthy inventory position at year-end, with clearance levels well below historical levels. We expect that our strong liquidity position at the end of fiscal 2022 will help support our growth initiatives, including store development projects of which we are expecting to open 3 new DXL stores in fiscal 2023, while also remodeling 5 existing DXL stores and converting 10 of our existing Casual Male XL stores to DXL stores.

Heading into fiscal 2023, we remain focused on our primary objective of serving the underserved Big + Tall consumer by providing to him the opportunity to wear what he wants. In early March, we launched our new brand initiative Wear What You Want℠, further supporting this positioning. By increasing brand awareness and introducing our customer to the breadth of exclusivity in our assortment, we will give him the freedom to choose his own style and we believe this will result in market share gains for us. We also recognize that there are many macro-economic pressures, including inflation, raising interest costs, raising fuel costs, material costs, and labor shortages that could impact us and our growth strategy as we head into fiscal 2023 and could impact consumer spending but we are optimistic that we can continue to build upon the growth of the past two years.

As discussed below under "Liquidity and Capital Resources", subsequent to the end of fiscal 2022, on March 14, 2023, our Board of Directors approved a stock repurchase plan, effective March 16, 2023, pursuant to which we are authorized to repurchase up to $15.0 million of outstanding common stock through March 16, 2024.

SALES

(in thousands)	Fiscal 2022		Fiscal 2021
Store sales	$375,618	68.9%	$344,761	69.0%
Direct sales	169,821	31.1%	154,891	31.0%
Retail segment	545,439	100.0%	499,652	100.0%
Wholesale segment	399		5,369
Total sales	$545,838		$505,021

For fiscal 2022, total sales increased 8.1% to $545.8 million from $505.0 million for fiscal 2021. Comparable sales increased 10.9%, with stores up 11.3% and the direct business up 9.9%.

All regions of the country performed well in fiscal 2022 with southeast, south central and northeast stores our strongest performers. The increase in sales was driven primarily by increases in dollars per transaction and conversion. The increase in dollars per transaction was attributable to fewer promotions driving lower markdowns and deeper penetration in high-ticket categories such as tailored clothing.

Our website and app continue to represent the majority of our direct sales and were the primary drivers of the growth in our direct business in fiscal 2022. While our third-party marketplaces represented a smaller portion of our direct business, sales increased by more than 50% and continued to attract a new customer to DXL in fiscal 2022.

As previously discussed, in the first quarter of fiscal 2022, we ended our wholesale relationship with Amazon.

GROSS MARGIN

The gross margin rate for fiscal 2022, inclusive of occupancy costs, was 49.9% compared to 49.5% in fiscal 2021. Our gross margin rate improved by 40 basis points, driven by a 90 basis point improvement in occupancy costs due to increased leverage from sales partially offset by a 50 basis point decrease in merchandise margins. The decrease in merchandise margin was due to increased costs for raw materials, increased shipping costs driven by higher fuel costs and surcharges, and a higher penetration of our marketplace business, which includes commission costs. These increases were partially offset by lower promotional markdowns. We continue to optimize our pricing and promotional cadence to mitigate cost increases for raw materials and shipping and preserve our margin rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales were 36.4% for fiscal 2022, as compared to 34.2% in fiscal 2021.

On a dollar basis, SG&A expense for fiscal 2022 increased $25.8 million. The increase was primarily due to an increase in marketing costs from 4.7% to 6.0% of sales to drive customer acquisition and engagement, payroll costs to support sales growth and fill open positions, and an increase in performance-based incentive accruals.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store operating costs, represented 20.8% of sales for fiscal 2022 as compared to 19.1% of sales for fiscal 2021. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 15.6% of sales, compared to 15.1% of sales for fiscal 2021.

IMPAIRMENT (GAIN) OF ASSETS

Asset impairment charges primarily represent the write-down of operating lease right-of-use assets and the write-down of store property and equipment, where the carrying value exceeds fair value. In addition, any subsequent gains recognized in connection with a store closure related to a previously recorded operating lease right-of-use asset impairment will be included as an offset to impairment charges, with the remainder of the gain included as a reduction in store occupancy costs.

For fiscal 2022, the Company recorded a non-cash gain of $0.6 million on the reduction of its operating lease liability in connection with its decision to close certain retail stores, which resulted in a revaluation of the lease liability. Of the total non-cash gain of $0.6 million, $0.4 million related to leases where the right-of-use assets had previously been impaired, and therefore was recorded as a reduction of the previously recorded impairment charge with the remaining $0.2 million recorded as a reduction to occupancy costs.

The impairment gain of $0.4 million was partially offset by a $0.2 million impairment charge for the write-down of store property and equipment. The net gain of $0.2 million is included as Impairment (Gain) of Assets on the Consolidated Statement of Operations for fiscal 2022.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for fiscal 2022 was $15.4 million, as compared to $17.2 million in fiscal 2021. Our depreciation expense decreased over the past few years, as many of our assets have become fully depreciated and we have had modest capital spending over the past several years.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2022 was $0.3 million, as compared to $4.4 million for fiscal 2021. Interest costs in fiscal 2022 were minimal because the Company had no debt during the year. Interest expense was partially offset by interest income earned on the Company's U.S. government-backed investments and money market accounts. The interest expense for fiscal 2021 included a prepayment penalty of $1.1 million in connection with the Company's early prepayment of its $17.5 million FILO loan in the third quarter of fiscal 2021 as well as $0.9 million for the write-off unamortized debt issuance costs associated with both the FILO loan and our prior credit facility.

INCOME TAXES

Since the end of fiscal 2013, we had maintained a full valuation allowance against our deferred tax assets. During the second quarter of fiscal 2022, we determined that it was more likely than not that we would be able to realize the benefit of substantially all of our deferred tax assets in the United States. In reaching this determination, we considered the cumulative three years of profitability, our expectations regarding the generation of future taxable income as well as the overall improvement in our business and our current market position. As a result, for fiscal 2022, the valuation allowance against the Company's deferred tax assets decreased by $47.6 million, of which $31.6 million was recorded as a non-recurring tax benefit related to the release of the valuation allowance on deferred tax assets expected to be realized in future periods. At January 28, 2023, we continued to provide a valuation allowance of $2.4 million, primarily against certain state and foreign net operating losses ("NOLs").

Realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards, of which approximately $39.3 million will expire from fiscal 2034 through fiscal 2037, is dependent on generating sufficient taxable income. In addition, there are $39.6 million of federal net operating loss carryforwards that do not expire. For state income tax purposes, we have $65.0 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2024 through fiscal 2045.

For fiscal 2022, we recorded an income tax benefit of $30.8 million, which included a non-recurring tax benefit of $31.6 million related to the release of the valuation allowance against the deferred tax assets. For fiscal 2021, we recorded an income tax provision of $0.9 million, primarily related to income tax in states where NOL usage was statutorily limited. See Note F of the Notes to the Consolidated Financial Statements.

NET INCOME

Net income for fiscal 2022 was $89.1 million, or $1.33 per diluted share, as compared to net income of $56.7 million, or $0.83 per diluted share, in fiscal 2021. Net income for fiscal 2022 includes an income tax benefit of $31.6 million, or $0.47 per diluted share, related to the release of the valuation allowance against its deferred tax assets. The increase in earnings for fiscal 2022 as compared to fiscal 2021 was due to gross margin improvement and a decrease in interest expense that offset the increase in SG&A expenses needed to support sales growth.

SEASONALITY

A comparison of sales in each quarter of the past two fiscal years is presented below. The amounts shown are also not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of other stores during these periods. Consistent with the retail apparel industry, our business is seasonal. (Certain columns may not foot due to rounding)

(in millions, except percentages)	Fiscal 2022		Fiscal 2021
First quarter	$127.7	23.4%	$111.5	22.1%
Second quarter	144.6	26.5%	138.6	27.4%
Third quarter	129.7	23.8%	121.5	24.1%
Fourth quarter	143.9	26.4%	133.5	26.4%
	$545.8	100.0%	$505.0	100.0%

EFFECTS OF INFLATION

We continued to see the effect of inflationary pressures on raw materials, freight, shipping and labor during fiscal 2022. If such inflationary pressures increase, the effects may have an increased impact on our financial results in fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, cash generated from operations and availability under our credit facility, which is discussed below. We believe these sources of liquidity will be sufficient to fund our working capital requirements, commitments, capital expenditures and our stock repurchase program. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

We believe that our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, we remain cautious regarding the effect that the current macroeconomic conditions, including inflation and rising interest costs, may have on consumer spending as well as the continuing geopolitical impact of Russia's invasion of Ukraine on our business and the global economy.

At January 28, 2023, our material contractual obligations primarily consisted of our operating lease obligations, as disclosed in Note E, Leases, to the Notes to the Consolidated Financial Statements. In addition to our lease obligations, at January 28, 2023, we were also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million in fiscal 2023.

The following table sets forth financial data regarding our liquidity position at the end of the past two fiscal years:

(in millions)	Fiscal 2022	Fiscal 2021
Cash flow from operating activities	$59.9	$75.5
Capital expenditures	(9.6)	(5.3)
Free Cash Flow (Non-GAAP)	$50.3	$70.3

Cash and cash equivalents on hand, at year end	$52.1	$15.5
Total debt, net of unamortized debt issuance costs	$-	$-
Unused excess availability under Credit Facility	$78.4	$68.9

For fiscal 2022, cash flow from operations decreased to $59.9 million as compared to $75.5 million for fiscal 2021. Free cash flow, a non-GAAP measure, decreased to $50.3 million for fiscal 2022 as compared to $70.3 million for fiscal 2021. The decrease in free cash flow was due to our replenishment of inventory, the payout of incentive-based awards, and an increase in capital expenditures.

Cash flow used from financing activities for fiscal 2022 was $13.7 million as compared to $73.8 million for fiscal 2021. The primary reason for the decrease was that in fiscal 2021 we repaid all amounts outstanding under our credit facility and made an early repayment of our long-term debt. This was partially offset by funds raised from the stock offering in February 2021 and funds used during fiscal 2022 to repurchase shares of our common stock, as discussed below.

Credit Facility

We have a $125.0 million revolving credit agreement with a five-year term, which will expire on October 28, 2026 (the "Credit Facility"). The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the Credit Facility will be made pursuant to either a Base Rate loan or LIBOR Rate loan, at the Company's option. Base Rate loans bear interest, at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the daily LIBOR rate plus 1.00% per annum, plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50%. LIBOR Rate loans, which may be either for 1 month or 3 months, bear interest at (i) the LIBOR rate, or the Benchmark Rate as defined in the credit agreement plus (ii) a varying percentage based on the Company’s average excess availability, of either 1.25% or 1.50%.

We had no outstanding borrowings under the Credit Facility at January 28, 2023. At January 28, 2023, outstanding standby letters of credit were $3.8 million and outstanding documentary letters of credit of $1.8 million. The Credit Facility was not utilized during the year, resulting in average unused excess availability during fiscal 2022 of $84.2 million. Unused excess availability at January 28, 2023 was $78.4 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets. The Company was subject to an unused line fee of 0.25% of the total commitment less average outstanding letters of credit.

Our Credit Facility is described in more detail in Note D to the Notes to the Consolidated Financial Statements.

Stock Repurchase Program

In March 2022, the Company’s Board of Directors approved a stock repurchase program whereby we were authorized to repurchase up to $15.0 million of our common stock through open market and privately negotiated transactions. During fiscal 2022, we repurchased 2.9 million shares at an aggregate cost, including fees, of $12.7 million from available cash on hand. Shares of repurchased common stock are held as treasury stock. The stock repurchase program expired on March 15, 2023.

Subsequent to the end of fiscal 2022, on March 14, 2023, the Company's Board of Directors approved a new stock repurchase program, effective March 16, 2023. Under the program, we are authorized to repurchase up to $15.0 million of our common stock through open market and privately negotiated transactions. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024, but may be suspended, terminated or modified at any time for any reason.

INVENTORY

At January 28, 2023, total inventories increased to $93.0 million from $81.8 million at January 29, 2022. Inventory at January 28, 2023 is approximately 13.7% higher than the prior year but we were in a better inventory position than we were at the end of 2021. As compared to fiscal 2019, or pre-pandemic levels, we reduced our inventory by 9.2%, and our inventory turnover was up over 30%. At January 28, 2023, our clearance inventory was 7.9% of our inventory, as compared to 6.0% at January 29, 2022, and below our historical benchmark of approximately 10.0%. Given the ongoing macro-economic concerns around inflation and consumer spending, managing our inventory will remain a primary focus for us in fiscal 2023.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at January 28, 2023 and January 29, 2022 respectively:

	At January 28, 2023		At January 29, 2022
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	218	1,663	220	1,678
DXL Outlet	16	80	16	80
Casual Male XL Retail	28	92	35	115
Casual Male XL Outlet	19	57	19	57
Total Stores	281	1,892	290	1,930

During fiscal 2022, we rebranded one of our Casual Male XL stores to a DXL and remodeled two DXL stores. We closed nine stores and did not open any new store locations during the year. Below is a summary of the store activity from January 29, 2022 to January 28, 2023:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Total Stores
At January 29, 2022	220	16	35	19	290
Conversion in place (1)	1	—	(1)	—	—
Closed retail stores	(3)	—	(6)	—	(9)
At January 28, 2023	218	16	28	19	281

(1) Represents a Casual Male XL store that was remodeled and rebranded to a DXL store.

Our capital expenditures for fiscal 2022 were $9.6 million, as compared to $5.3 million in fiscal 2021. The capital expenditures for fiscal 2022 primarily related to information technology projects to support our distribution center, marketing, stores and website.

We believe that our store portfolio is a vital asset to our business strategy and we expect to invest in stores over the next several years as we further strengthen the store portfolio. Over the next three to five years, based on our preliminary store development plan, we believe that we could potentially open up to 50 new stores. For fiscal 2023, our plan is to convert 10 of our existing Casual Male XL store to DXL stores, remodel 5 of our existing DXL stores, close 5 stores and open 3 new DXL stores. We expect our capital expenditures to range from $19.0 million to $21.0 million in fiscal 2023.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below. We believe these measures provide helpful information with respect to the Company’s operating performance to shareholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2022 to fiscal 2021, on a comparable basis. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net income, net income per diluted share or cash flows from operating activities in accordance with GAAP. (Certain amounts in the following tables may not foot due to rounding.)

Free Cash Flow

Free cash flow is a metric that management uses to monitor liquidity. Management believes this metric is important to investors, because it demonstrates the Company’s ability to maintain liquidity while supporting its capital projects and new store growth. We calculate free cash flow as cash flow provided by operating activities less capital expenditures. Free cash flow excludes the mandatory and discretionary repayment of debt. The following table provides a reconciliation of free cash flow:

(in millions)	Fiscal 2022	Fiscal 2021
Cash flow from operating activities (GAAP)	$59.9	$75.5
Capital expenditures	(9.6)	(5.3)
Free cash flow (non-GAAP)	$50.3	$70.3

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA, Adjusted EBITDA and adjusted EBITDA margin are presented because we believe that these measures are useful to investors in evaluating our performance. Management uses EBITDA as a key metric to measure profitability and economic productivity. EBITDA is calculated as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is calculated as EBITDA before impairment (gain) of assets. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by sales.

The following table is a reconciliation of net income on a GAAP basis to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, on a non-GAAP basis, for each fiscal year:

(in millions, except percentages)	Fiscal 2022	Fiscal 2021

Net income, on a GAAP basis	$89.1	$56.7
Add back:
Provision (benefit) for income taxes	(30.8)	0.9
Interest expense, net	0.3	4.4
Depreciation and amortization	15.4	17.2
EBITDA, on a non-GAAP basis	$74.0	$79.2
Add back:
Impairment (gain) of assets	(0.2)	(2.3)
Adjusted EBITDA, on a non-GAAP basis	$73.8	$76.9

Adjusted EBITDA margin, on a non-GAAP basis:
Adjusted EBITDA, on a non-GAAP basis	$73.8	$76.9
Sales	$545.8	$505.0
Adjusted EBITDA margin, on a non-GAAP basis:	13.5%	15.2%

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

Long-Term Incentive Plans

Stock awards are primarily granted pursuant to our Long-Term Incentive Plans (“LTIPs”). During fiscal 2022, we had three active LTIPs: the 2020-2022 LTIP, the 2021-2023 LTIP and the 2022-2024 LTIP. See Note H to the Notes to the Consolidated Financial Statements for additional discussion of our LTIPs. Awards under each LTIP consist of 50% time-based awards and 50% performance-based awards. All time-based awards are amortized over each LTIP’s respective vesting periods.

The performance-based component of each LTIP is a dollar-denominated award, settled in a variable number of equity awards and/or cash awards. Any award will only be granted if such performance targets are achieved. Accordingly, each quarter the Company reviews its expected achievement against such performance targets to assess whether an accrual is necessary. The performance metric for each of these LTIPs is a three-year total shareholder return against peers. As such, the accruals are based on projections that extend beyond a year and are subject to change quarter to quarter based on actual performance. All accruals are recorded as a liability. If performance targets are achieved and equity awards are granted, the related cost of those awards will be reclassified from the accrual to stock-based compensation on grant date.

The performance targets under the 2020-2022 LTIP were achieved at the end of fiscal 2022. Based on that achievement, subsequent to the end of fiscal 2022, on March 6, 2023, the Compensation Committee approved a total performance award of $2.8 million to be granted on March 26, 2023 in a combination of 50% cash and 50% RSUs. All awards are subject to further vesting through August 31, 2023. Accordingly, at January 28, 2023, $2.3 million of the $2.8 million award was accrued.

With respect to the performance-based component of the 2021-2023 LTIP and the 2022-2024 LTIP, which approximate $2.1 million and $2.5 million, respectively, at target, awards will be granted at the end of the respective performance period if the performance targets are achieved. Through the end of fiscal 2022, we accrued approximately $1.6 million and $0.8 million for performance under the 2021-2023 LTIP and the 2022-2024 LTIP, respectively.

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

For fiscal 2022 and 2021, we recognized a net gain of $0.2 million and $2.3 million, respectively, within Impairment (Gain) of Assets on the Consolidated Statements of Operations. .

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

At January 28, 2023, we had no outstanding borrowings under the Credit Facility and no long-term debt. At January 28, 2023, approximately $29.1 million of our cash equivalents were invested in U.S. treasury bills and $18.6 million in money market accounts.

Based upon a sensitivity analysis as of January 28, 2023, assuming a hypothetical 10% change in interest rates, there would have been no material impact on our consolidated financial statements.

Foreign Currency

Our DXL store located in Toronto, Canada, which closed on February 28, 2022, conducted business in Canadian dollars. For the year ended January 28, 2023, sales from this store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates did not have a material adverse effect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, Boston, MA, Auditor Firm ID: 185)	33

Consolidated Financial Statements:

Consolidated Balance Sheets at January 28, 2023 and January 29, 2022	35

Consolidated Statements of Operations for the Fiscal Years Ended January 28, 2023, January 29, 2022 and January 30, 2021	36

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended January 28, 2023, January 29, 2022 and January 30, 2021	37

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Fiscal Years Ended January 28, 2023, January 29, 2022 and January 30, 2021	38

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 28, 2023, January 29, 2022 and January 30, 2021	39

Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Impairment of long-lived store assets

As discussed in Note A to the consolidated financial statements, the Company reviews its long-lived assets, which include property and equipment and operating lease right-of-use assets, for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. At January 28, 2023, the Company had property and equipment and operating lease right-of-use assets of $39.1 million and $124.4 million, respectively.

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

Boston, Massachusetts

March 16, 2023

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 28, 2023 and January 29, 2022

(In thousands, except share data)

	January 28, 2023	January 29, 2022
	(Fiscal 2022)	(Fiscal 2021)
ASSETS
Current assets:
Cash and cash equivalents	$52,074	$15,506
Accounts receivable	1,720	2,110
Inventories	93,004	81,764
Prepaid expenses and other current assets	7,214	6,615
Total current assets	154,012	105,995

Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization	39,062	44,442
Operating lease right-of-use assets	124,356	127,812
Deferred income taxes, net of valuation allowance	31,455	—
Intangible assets	1,150	1,150
Other assets	563	559
Total assets	$350,598	$279,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,548	$25,165
Accrued expenses and other current liabilities	36,875	35,102
Operating leases, current	37,329	35,191
Total current liabilities	101,752	95,458

Long-term liabilities:
Operating leases, noncurrent	106,912	120,414
Other long-term liabilities	4,706	5,867
Total long-term liabilities	111,618	126,281

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,229,861 and 77,025,419 shares issued at January 28, 2023 and January 29, 2022, respectively	782	770
Additional paid-in capital	321,516	319,511
Treasury stock at cost, 15,625,172 shares and 12,755,873 shares at January 28, 2023 and January 29, 2022, respectively	(105,386)	(92,658)
Accumulated deficit	(74,756)	(163,879)
Accumulated other comprehensive loss	(4,928)	(5,525)
Total stockholders' equity	137,228	58,219
Total liabilities and stockholders' equity	$350,598	$279,958
The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

(In thousands, except per share data)

	January 28, 2023	January 29, 2022	January 30, 2021
	(Fiscal 2022)	(Fiscal 2021)	(Fiscal 2020)
Sales	$545,838	$505,021	$318,946
Cost of goods sold including occupancy costs	273,240	255,197	214,081
Gross profit	272,598	249,824	104,865

Expenses:
Selling, general and administrative	198,790	172,962	129,062
Impairment (gain) of assets	(159)	(2,344)	14,841
Depreciation and amortization	15,381	17,226	21,477
Total expenses	214,012	187,844	165,380

Operating income (loss)	58,586	61,980	(60,515)

Interest expense, net	(251)	(4,350)	(3,917)

Income (loss) before provision (benefit) for income taxes	58,335	57,630	(64,432)

Provision (benefit) for income taxes	(30,788)	917	106

Net income (loss)	$89,123	$56,713	$(64,538)

Net income (loss) per share - basic	$1.42	$0.89	$(1.26)
Net income (loss) per share - diluted	$1.33	$0.83	$(1.26)

Weighted-average number of common shares outstanding:
Basic	62,825	63,401	51,317
Diluted	66,890	68,031	51,317

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

(In thousands)

	January 28, 2023	January 29, 2022	January 30, 2021
	(Fiscal 2022)	(Fiscal 2021)	(Fiscal 2020)
Net income (loss)	$89,123	$56,713	$(64,538)

Other comprehensive income (loss) before taxes:
Recognition of accumulated foreign currency translation adjustment	$66	—	—
Foreign currency translation	(7)	(62)	(44)
Pension plan	704	758	254
Other comprehensive income (loss) before taxes	763	696	210
Tax provision related to items of other comprehensive income (loss)	(166)	—	—
Other comprehensive income (loss), net of tax	597	696	210
Comprehensive income (loss)	$89,720	$57,409	$(64,328)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 1, 2020	63,297	$633	$312,933	(12,755)	$(92,658)	$(156,054)	$(6,431)	$58,423

Stock compensation expense			1,446					1,446
Issuance of common stock, upon RSUs release	588	6	(6)					—
Deferred stock vested	114	1	(1)					—
Board of directors' compensation	657	7	375					382
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							254	254
Foreign currency							(44)	(44)
Net loss						(64,538)		(64,538)
Balance at January 30, 2021	64,656	$647	$314,747	(12,755)	$(92,658)	$(220,592)	$(6,221)	$(4,077)

Issuance of common stock through private direct offering, net of offering costs	11,111	111	4,264					4,375
Stock compensation expense			1,229					1,229
Issuance of common stock, upon RSUs and PSUs release	788	8	(8)					—
Exercise of stock options	522	5	771					776
Shares withheld for taxes related to net share settlement	(285)	(3)	(1,864)					(1,867)
Board of directors' compensation	233	2	372					374
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							758	758
Foreign currency							(62)	(62)
Net income						56,713		56,713
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219

Stock compensation expense			1,384					1,384
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity			1,138					1,138
Issuance of common stock, upon RSUs release	584	6	(6)					—
Exercise of stock options	907	9	830					839
Shares withheld for taxes related to net share settlement	(390)	(4)	(1,841)					(1,845)
Repurchase of common stock				(2,870)	(12,728)			(12,728)
Board of directors' compensation	104	1	500					501
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan, net of taxes							538	538
Foreign currency, net of taxes							(7)	(7)
Recognition of accumulated foreign currency translation adjustment (Note A)							66	66
Net income						89,123		89,123
Balance at January 28, 2023	78,230	$782	$321,516	(15,625)	$(105,386)	$(74,756)	$(4,928)	$137,228

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

(In thousands)

	January 28, 2023	January 29, 2022	January 30, 2021
	(Fiscal 2022)	(Fiscal 2021)	(Fiscal 2020)
Cash flows from operating activities:
Net income (loss)	$89,123	$56,713	$(64,538)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Recognition of accumulated foreign currency translation adjustment	66	—	—
Amortization and write-off of deferred debt issuance costs	76	1,179	146
Impairment (gain) of assets	(159)	(2,344)	14,841
Depreciation and amortization	15,381	17,226	21,477
Deferred taxes, net of valuation allowance	(31,624)	—	—
Stock compensation expense	1,384	1,229	1,446
Board of directors' stock compensation	501	374	382

Changes in operating assets and liabilities:
Accounts receivable	390	4,306	(197)
Inventories	(11,240)	3,264	17,392
Prepaid expenses and other current assets	(599)	(2,926)	7,194
Other assets	(80)	407	613
Accounts payable	2,383	(1,926)	(4,672)
Operating leases, net	(7,510)	(14,959)	(2,440)
Accrued expenses and other liabilities	1,852	12,998	7,128
Net cash provided by (used for) operating activities	59,944	75,541	(1,228)

Cash flows from investing activities:
Additions to property and equipment, net	(9,642)	(5,272)	(4,243)
Net cash used for investing activities	(9,642)	(5,272)	(4,243)

Cash flows from financing activities:
Repurchase of common stock	(12,728)	—	—
Proceeds from issuance of common stock from private direct offering, net of offering costs	—	4,375	—
Proceeds from new FILO loan	—	17,500	—
Repayment of FILO loans	—	(32,500)	—
Net borrowings (repayments) under credit facility	—	(59,733)	20,155
Debt extinguishment costs	—	(1,111)	—
Debt issuance costs	—	(1,200)	(25)
Proceeds from the exercise of stock options	839	776	—
Tax withholdings paid related to net share settlements	(1,845)	(1,867)	—
Net cash provided by (used for) financing activities	(13,734)	(73,760)	20,130
Net increase (decrease) in cash and cash equivalents	36,568	(3,491)	14,659
Cash and cash equivalents:
Beginning of period	15,506	18,997	4,338
End of period	$52,074	$15,506	$18,997

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 28, 2023

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s clothing and shoes. The Company operates under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL Outlets®, Casual Male XL® and Casual Male XL Outlets. At January 28, 2023, the Company operated 218 DXL stores, 28 Casual Male XL stores, 19 Casual Male XL outlets and 16 DXL outlets located throughout the United States, including an e-commerce site, www.dxl.com, and a mobile app.

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

Impact of COVID-19 Pandemic on Business

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. Because the pandemic had a material impact on the Company's business in fiscal 2020, results for fiscal 2022 and fiscal 2021 may not be comparable to the results for fiscal 2020.

The impact of the COVID-19 pandemic and its variants continue to have a lingering impact on the global economy which may continue to have a material impact on the Company’s results of operations, financial condition and cash flows.

Segment Reporting

The Company has two principal operating segments: its stores and its direct business. The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its integrated commerce business approach. The Company’s wholesale business was a third operating segment. In the first quarter of fiscal 2022, the Company ended its relationship with its primary wholesale customer. Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results are aggregated with the retail segment for all periods presented.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2022, fiscal 2021, and fiscal 2020 were each 52-week periods, which ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Concentration of Credit Risk

Cash and cash equivalents include amounts due from third party financial institutions, which from time to time, may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company is potentially exposed to a concentration of credit risk when cash and cash equivalent deposits in these financial institutions are in excess of FDIC limits. The Company considers the credit risk associated with these financial instruments to be minimal as cash and cash equivalents are held by financial institutions with high credit ratings and it has not historically sustained any credit losses associated with our cash and cash equivalents balances. In addition, its cash and cash equivalents include money market accounts with Citizens Bank, N.A. and investments in U.S. government-backed securities.

Accounts Receivable

Accounts receivable primarily includes amounts due for rebates from certain vendors. For fiscal 2022, fiscal 2021 and fiscal 2020, the Company did not incur any losses on its accounts receivable.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. See Note K - Fair Value Measurement for information regarding the fair value of certain financial assets.

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

Intangibles

Domain Name

In fiscal 2018, the Company purchased the rights to the domain name “dxl.com.” The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset. At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification continues to be valid. At least annually, during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable, the intangible is assessed for impairment using a quantitative impairment model. In the fourth quarter of fiscal 2022, the domain name was assessed for potential impairment and the Company concluded that the domain name was not impaired.

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs, if any, are expensed in the period in which the advertising is first aired. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. There were no deferred direct response costs at January 28, 2023 and January 29, 2022. Advertising expense, which is included in selling, general and administrative expenses, was $32.5 million, $24.0 million and $11.9 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Revenue Recognition

The Company’s accounting policies with respect to revenue recognition are discussed in Note B, “Revenue Recognition.”

Foreign Currency Translation

During fiscal 2022, the Company closed its store located in Toronto, Canada. Assets and liabilities for this store were translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity was translated at applicable historical exchange rates. Income, expense and cash flow items were translated at average exchange rates during the period. Resulting translation adjustments were reported as a separate component of stockholders’ equity. Accordingly, in the fourth quarter of fiscal 2022, the Company recognized $66,000 related to the accumulated foreign currency transaction adjustment. See “Accumulated Other Comprehensive Income (Loss) – (“AOCI”)” below.

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for fiscal 2022, fiscal 2021 and fiscal 2020 are as follows:

	Fiscal 2022			Fiscal 2021			Fiscal 2020
(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,466)	$(59)	$(5,525)	$(6,224)	$3	$(6,221)	$(6,478)	$47	$(6,431)

Other comprehensive income (loss) before reclassifications, net of taxes	568	(7)	561	799	(62)	737	(428)	(44)	(472)

Recognition of accumulated foreign currency translation adjustment (1)	—	66	66	—	—	—	—	—	—

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (2)	(30)	—	(30)	(41)	—	(41)	682	—	682

Other comprehensive income (loss) for the period	538	59	597	758	(62)	696	254	(44)	210

Balance at end of fiscal year	$(4,928)	$-	$(4,928)	$(5,466)	$(59)	$(5,525)	$(6,224)	$3	$(6,221)

(1)
In connection with the Company’s closing of its remaining store in Toronto, Canada, the Company recognized the accumulated foreign currency translation adjustment as an expense, which was included in the Consolidated Statement of Operations for fiscal 2022.
(2)
Includes the amortization of the unrecognized (gain)/loss on pension plans, which was charged to selling, general and administrative expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss was $682,000 for fiscal 2020. For fiscal 2022 and fiscal 2021, the Company recognized income of $39,000 and $41,000, respectively, as a result of a change in amortization from average remaining future service to average remaining lifetime. The corresponding tax provision for fiscal 2022 was $9,000. There was no related tax effect for fiscal 2021 and fiscal 2020.

Income Taxes

Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Such taxes are provided for using enacted tax rates expected to be in place when such temporary differences are realized. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that the full deferred tax asset would not be realized. If it is subsequently determined that a deferred tax asset will more likely than not be realized, a credit to earnings is recorded to reduce the allowance. See Note F, Income Taxes, for a discussion regarding the release of substantially all of its valuation allowance against its deferred tax assets during fiscal 2022.

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations. The Company has not accrued or paid interest or penalties in amounts that were material to its results of operations for fiscal 2022, fiscal 2021 and fiscal 2020.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to unvested shares of deferred stock and restricted stock units (RSUs) and the exercise of stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	FISCAL YEARS ENDED
	January 28, 2023	January 29, 2022	January 30, 2021
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	62,825	63,401	51,317
Common stock equivalents – stock options, deferred stock and RSUs (1)	4,065	4,630	—
Diluted weighted average common shares outstanding	66,890	68,031	51,317
(1)
Common stock equivalents, in thousands, of 159 shares for January 30, 2021 were excluded due to the net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with either stock options, RSUs, or deferred stock had an anti-dilutive effect.

	FISCAL YEARS ENDED
	January 28, 2023	January 29, 2022	January 30, 2021
(in thousands, except exercise prices)
Stock options (time-vested)	102	302	3,648
RSUs (time-vested)	104	—	812
Deferred stock	—	—	191
Range of exercise prices of such options	$4.48 - $7.43	$4.19 -$5.50	$0.53 - $7.02

Excluded from the computation of basic and diluted earnings per share for fiscal 2022 and fiscal 2021 were 240,000 shares of unvested performance stock units. For fiscal 2020, 720,000 shares of unvested performance stock units were excluded. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, deferred stock of 435,568 shares for all three fiscal periods were excluded from basic earnings per share. Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period and are excluded from basic earnings per share until such shares are issued.

Stock-based Compensation

ASC Topic 718, Compensation – Stock Compensation, requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The value derived from using the Black-Scholes model is recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

The Company recognized total stock-based compensation expense, with no tax effect, of $1.4 million, $1.2 million and $1.4 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

The total stock-based compensation cost related to time-vested awards not yet recognized as of January 28, 2023 was approximately $2.2 million and will be expensed over a weighted average remaining life of approximately 27 months.

The total grant-date fair value of awards vested was $2.5 million, $1.7 million and $1.5 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Any excess tax benefits resulting from the exercise of stock options or the release of restricted shares were recognized as a component of income tax expense.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions in the table. The fair value of each non-vested share is equal to the closing price of the Company’s stock on the date of grant. The weighted-average fair value of options granted and non-vested shares granted shown below does not include shares granted to directors in lieu of compensation.

Fiscal years ended:	January 28, 2023	January 29, 2022	January 30, 2021
Expected volatility	87.9% - 123.7%	97.4% - 104.9%	82.3% - 87.8%
Risk-free interest rate	2.52% - 4.41%	0.31% - 0.60%	0.22% - 0.27%
Expected life (in years)	2.0 - 3.5	3.0 - 4.0	3.0 - 4.0
Dividend rate	-	-	-
Weighted average fair value of options granted	$3.58	$0.47	$0.32
Weighted average fair value of non-vested shares granted	$5.28	$0.66	$0.42

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

Impairment of Long-Lived Assets

The Company recorded a net gain of $0.2 million in fiscal 2022, a gain of $2.3 million in fiscal 2021 and a net impairment charge of $14.8 million in fiscal 2020.

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

For fiscal 2022 and fiscal 2021, the Company recognized non-cash gains of $0.6 million and $2.7 million, respectively, related to the Company's decision to close certain retail stores, with $0.4 million and $2.3 million, respectively, of the gains included as an offset to asset impairment charges and the remaining $0.2 million and $0.4 million, respectively, of the gains included as a reduction of store occupancy costs. Partially offsetting the gain of $0.4 million for fiscal 2022, was an impairment charge of $0.2 million related to the write-down of store assets.

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

Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” in fiscal 2019. Under ASC 842, the Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At January 28, 2023, the Company had no short-term leases.

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

See Note E "Leases" for additional information.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued Accounting Standards Update ("ASU") 2022-04, Liabilities – Supplier Finance Programs, which is intended to enhance the transparency surrounding the use of supplier finance programs in connection with the purchase of goods and services. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective as of the Company's first quarter of fiscal 2023, with the exception of the rollforward information, which is effective for fiscal 2024. The Company does not plan to elect early adoption of this update and does not expect this pronouncement to have a material effect on its Consolidated Financial Statements.

In 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This standard provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. In 2022, the FASB issued ASU 2022-06, which deferred the sunset date of Topic 848 to December 31, 2024. The Company is evaluating timing of adoption but does not expect a material change to its Consolidated Financial Statements or disclosures.

No other new accounting pronouncements, issued or effective during fiscal 2022, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.
B. REVENUE RECOGNITION

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company operates as a retailer of big and tall men’s clothing, which includes sales through its stores and direct channels. Revenue is recognized by the operating segment that initiates a customer’s order. Store sales are defined as sales that originate and are fulfilled directly at the store level. Direct sales are defined as sales that originate online, including those initiated online at the store level, on its website or on third-party marketplaces. Sales from the wholesale business, which the Company operated until the first quarter of fiscal 2022, are defined as sales made to wholesale customers pursuant to the terms of each customer’s contract with the Company. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

-
Revenue from the Company’s store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
-
Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.
-
Revenue from the Company’s wholesale operations were recognized at the time the wholesale customer took physical receipt of the merchandise, net of any identified discounts in accordance with each individual order. For all periods, chargebacks were immaterial.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. The majority of our customers are participants in the loyalty program. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are redeemed. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.6 million and $1.3 million at January 28, 2023 and January 29, 2022, respectively.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage". Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $3.4 million and $3.3 million at January 28, 2023 and January 29, 2022, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note A, the Company’s business at January 28, 2023 consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses. The operating results from the wholesale segment have been aggregated with this reportable segment for all periods, but the revenues are separately reported below. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors for each of the following fiscal years:

(in thousands)	Fiscal 2022		Fiscal 2021		Fiscal 2020
Store sales	$375,618	68.9%	$344,761	69.0%	$180,143	59.6%
Direct sales	169,821	31.1%	154,891	31.0%	122,206	40.4%
Retail segment	545,439	100.0%	499,652	100.0%	302,349	100.0%
Wholesale segment	399		5,369		16,597
Total sales	$545,838		$505,021		$318,946

C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	January 28, 2023	January 29, 2022
Furniture and fixtures	$74,784	$75,358
Equipment	24,035	23,299
Leasehold improvements	115,258	115,821
Hardware and software	106,643	102,950
Construction in progress	5,659	2,376
	326,379	319,804
Less: accumulated depreciation	287,317	275,362
Total property and equipment, net	$39,062	$44,442

Depreciation expense was $15.4 million, $17.2 million and $21.5 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

D. DEBT OBLIGATIONS

Credit Agreement with Citizens Bank, N.A.

On October 28, 2021, the Company entered into a new credit facility with Citizens Bank, N.A. (the “Credit Facility”).

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

Borrowings made pursuant to the Credit Facility will be made pursuant to either a Base Rate loan or LIBOR Rate loan, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the daily LIBOR rate plus 1.00% per annum, plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50%. LIBOR Rate loans, which may be either for 1-month or 3-months, will bear interest at (i) the LIBOR rate, or the Benchmark Rate as defined in the credit agreement plus (ii) a varying percentage based on the Company’s average excess availability, of either 1.25% or 1.50%. Any swingline loan will bear interest at a rate equal to the rate of a Base Rate loan, plus a varying percentage based on the Company’s average excess availability, of either 0.25% or 0.50%. The Company will be subject to an unused line fee of 0.25%.

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

At January 28, 2023, the Company had no borrowings outstanding and availability of $78.4 million under the Credit Facility. There were no borrowings under the Credit Facility during fiscal 2022, resulting in an average unused excess availability of approximately

$84.2 million. Outstanding standby letters of credit were $3.8 million and outstanding documentary letters of $1.8 million at January 28, 2023.

There was no activity under the credit facility during fiscal 2022. Borrowings and repayments under the credit facility for fiscal 2021 and fiscal 2020 were as follows:

(in thousands)	Fiscal 2021	Fiscal 2020
Borrowings	$40,297	$64,226
Repayments	(100,030)	(44,071)
Net borrowings (repayments)	$(59,733)	$20,155

Interest and Fees

The Company paid interest and fees totaling $0.4 million, $3.2 million and $3.8 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Included in the $3.2 million for fiscal 2021 was a prepayment penalty of $1.1 million associated with the prepayment of its long-term FILO loan and the write-off of $0.9 million in unamortized debt issuance costs.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company opted not to elect this practical expedient and instead accounted for these rent concessions as lease modifications in accordance with ASC 842. As of January 28, 2023, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications, as applicable.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters, automobile and equipment leases are included in selling, general and administrative expenses on the Consolidated Statement of Operations.

The following table is a summary of the Company’s components of lease costs for fiscal 2022, fiscal 2021 and fiscal 2020:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
(in thousands)
Operating lease cost	$44,297	$43,921	$47,076
Variable lease costs(1)	12,885	13,290	14,391
Total lease costs	$57,182	$57,211	$61,467

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for fiscal 2022, fiscal 2021 and fiscal 2020 is as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$55,068	$57,816	$47,330
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$26,239	$30,777	$645
Net decrease in right-of-use assets due to lease modifications associated with rent concessions and lease exits	$—	$—	$(6,463)

Weighted average remaining lease term	4.3 yrs.	4.3 yrs.	4.5 yrs.
Weighted average discount rate	6.39%	6.91%	6.47%

(1)
The lower cash payments for fiscal 2020 as compared to fiscal 2022 and fiscal 2021 was primarily due to rent abatements and deferments negotiated during fiscal 2020 in response to the COVID-19 pandemic.

The table below reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recorded on the Consolidated Balance Sheet as of January 28, 2023:

(in thousands)
2023	$45,212
2024	41,812
2025	32,841
2026	20,291
2027	12,701
Thereafter	11,258
Total minimum lease payments	$164,115
Less: amount of lease payments representing interest	19,874
Present value of future minimum lease payments	$144,241
Less: current obligations under leases	37,329
Noncurrent lease obligations	$106,912

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

Since the end of fiscal 2013, the Company had maintained a full valuation allowance against its deferred tax assets. During the second quarter of fiscal 2022, the Company determined that it was more likely than not that it would be able to realize the benefit of substantially all of its deferred tax assets in the United States. In reaching this determination, the Company considered the cumulative three years of profitability, its six consecutive quarters of sales growth and profitability at the time of the assessment, its expectations regarding the generation of future taxable income and the ability to utilize the Company’s net operating loss (“NOLs”) carryforwards as well as the overall improvement in the Company's business, brand repositioning and current market position. As a result, for fiscal 2022, the valuation allowance against the Company's deferred tax assets decreased by $47.6 million, of which $31.6 million was recorded as a non-recurring tax benefit in fiscal 2022 related to the release of the valuation allowance on deferred tax assets expected to be realized in future periods. At January 28, 2023, the Company continued to provide a valuation allowance of $2.4 million primarily against certain state and foreign NOLs.

As of January 28, 2023, for federal income tax purposes, the Company had net operating loss carryforwards of $39.3 million, which will expire from fiscal 2034 through fiscal 2037 and net operating loss carryforwards of $39.6 million that are not subject to expiration. For state income tax purposes, the Company had $65.0 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2024 through fiscal 2045. Additionally, the Company has $5.3 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2041.

The utilization of net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards, which may be used in future years. As of January 28, 2023, there has been no such ownership change.

The components of the net deferred tax assets as of January 28, 2023 and January 29, 2022 were as follows (in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets, net:
Net operating loss carryforward	$21,736	$36,790
Accrued expenses and other	5,597	5,223
Operating lease liabilities	37,793	40,301
Goodwill and intangibles	(62)	11
Unrecognized loss on pension and pension expense	1,714	1,883
Inventory reserves	900	1,054
Foreign tax credit carryforward	486	486
Federal wage tax credit carryforward	824	824
State tax credits	147	147
Operating lease right-of-use assets	(32,583)	(33,103)
Property and equipment	(2,672)	(3,597)
Subtotal	$33,880	$50,019
Valuation allowance	(2,425)	(50,019)
Net deferred tax assets	$31,455	$—

For fiscal 2022, the Company had total deferred tax assets of $69.2 million, total deferred tax liabilities of $35.3 million and a valuation allowance of $2.4 million.

The provision (benefit) for income taxes consisted of the following:

	FISCAL YEARS ENDED
	January 28, 2023	January 29, 2022	January 30, 2021
(in thousands)
Current:
Federal	$—	$—	$—
State	830	912	99
Foreign	6	5	7
	836	917	106
Deferred:
Federal	(24,794)	—	—
State	(6,830)	—	—
Foreign	—	—	—
	(31,624)	—	—
Total provision (benefit)	$(30,788)	$917	$106

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision (benefit) for income tax:

	FISCAL YEARS ENDED
	January 28, 2023	January 29, 2022	January 30, 2021

(in thousands)
Federal income tax at the statutory rate	$12,250	$12,102	$(13,531)
State taxes, net of federal tax benefit	656	721	78
State deferred taxes, net of federal benefit	1,558	—	—
Section 162(m) limitation	1,451	1,375	197
Permanent items	21	(893)	245
Change in valuation allowance (1)	(47,594)	(12,421)	13,167
Other, net	870	33	(50)
Total provision (benefit)	$(30,788)	$917	$106
(1)
The change in the valuation allowance includes a non-recurring income tax benefit of $31.6 million in connection with the Company’s substantial release of the valuation allowance in fiscal 2022 related to the deferred tax assets expected to be realized in future periods. The change in valuation allowance excludes the amounts allocable to state income tax, which is presented in state taxes, net of federal tax benefit, and other comprehensive income.

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.

The following table shows the liability for unrecognized tax benefits associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013. There were no changes to the unrecognized tax benefits in fiscal 2022, fiscal 2021 or fiscal 2020. The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized. The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

	FISCAL YEARS ENDED
	January 28, 2023	January 29, 2022	January 30, 2021
(in thousands)
Balance at the beginning of the fiscal year	$2,000	$2,000	$2,000
Changes due to tax positions from current year	—	—	—
Changes due to tax positions from prior years	—	—	—
Changes due to lapsing of statute of limitations	—	—	—
Balance at the end of the fiscal year	$2,000	$2,000	$2,000

The Company made tax payments of $0.5 million, $0.6 million, and $0.1 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on certain stock buybacks after December 31, 2022. The Company expects the impact of these provisions to be immaterial.

G. COMMITMENTS AND CONTINGENCIES

At January 28, 2023 the Company was obligated under operating leases covering store and office space, and certain equipment for future minimum rentals. See Note E, “Leases” for the schedule of future remaining lease obligations. In addition to its lease obligations, the Company is also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million in fiscal 2023.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. When a loss is considered probable, the Company records an accrual based on the reasonably estimable loss or range of loss. Costs related to such legal proceedings are expensed and reported in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company believes its current accruals at January 28, 2023 are adequate in light of the probable and estimable liabilities. The Company does not believe that any identified claims or litigation will be material to its results of operations, cash flows, or financial condition.

H. LONG-TERM INCENTIVE PLANS

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under these long-term incentive plans were issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan. See Note I, “Stock Compensation Plans.”

At January 28, 2023, the Company has three active LTIPs: 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting. The time-based awards under the 2020-2022 LTIP were granted in a combination of 50% stock options and 50% cash, for the 2021-2023 LTIP, the time-based awards were granted in a combination of 25% stock options and 75% cash and for the 2022-2024 LTIP, the time-based awards were granted in a combination of 50% restricted stock units and 50% cash.

Performance targets for the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP were established and approved by the Compensation Committee on June 11, 2020, March 8, 2021 and April 9, 2022, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2023, August 31, 2024 and August, 31, 2025, respectively. The time-based awards under the 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP vest in four equal installments through April 1, 2024, April 1, 2025, and April 1, 2026, respectively.

Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2020-2022 LTIP, 2021-2023 LTIP and the 2022-2024 LTIP is estimated to be approximately $3.7 million, $4.2 million and $4.9 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 46 months, 49 months and 48 months, respectively.

The performance targets under the 2020-2022 LTIP were achieved at the end of fiscal 2022. Based on that achievement, subsequent to the end of fiscal 2022, on March 6, 2023, the Compensation Committee approved a total performance award of $2.8 million to be granted on March 23, 2023, in a combination of 50% cash and 50% RSUs. All awards are subject to further vesting through August 31, 2023. Accordingly, at January 28 2023, $2.3 million of the $2.8 million of the performance award has been accrued.

At January 28, 2023, the Company has accrued $1.6 million and $0.8 million for the performance awards under the 2021-2023 LTIP and 2022-2024 LTIP, respectively.

I. STOCK COMPENSATION PLANS

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of our common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019, an additional 1,740,000 shares on August 12, 2020 and an additional 4,855,000 on August 5, 2021. At January 28, 2023, the Company had 3,873,006 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At January 28, 2023, there were 138,451 stock options that remain outstanding under the 2006 Plan.

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

Stock Option Activity

The following tables summarize the stock option activity under the Company’s 2006 Plan and 2016 Plan, on an aggregate basis, for fiscal 2022:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (000's)
Stock Options
Outstanding options at beginning of year	4,621,550	$0.90		$16,067
Options granted	19,023	5.76		1
Options canceled or expired	(177,454)	1.18		805
Options exercised (1)	(906,685)	1.25		4,093
Outstanding options at end of year	3,556,434	$0.83	7.4 yrs.	$23,239
Options exercisable at end of year	1,088,454	$1.23	6.6 yrs.	$6,677
Vested and expected to vest at end of year	3,556,434	$0.83	7.4 yrs.	$23,239

(1)
As a result of net share settlements, of the 906,685 shares underlying stock options that were exercised during fiscal 2022, only 681,459 shares of common stock were issued.

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the Company’s 2006 Plan, 2016 Plan and Inducement Awards, on an aggregate basis, for fiscal 2022:

	RSUs (1)	Deferred shares (2)	Performance share units (3)	Fully-vest shares (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	515,291	435,568	240,000	—	1,190,859	$1.57
Shares granted	612,693	—	—	30,417	643,110	5.28
Shares forfeited	(23,617)	—	—	—	(23,617)	3.89
Shares vested/issued	(584,359)	—	—	(30,417)	(614,776)	3.53
Outstanding non-vested shares at end of year	520,008	435,568	240,000	—	1,195,576	$2.51
Vested and expected to vest at end of year	520,008	435,568	—	—	955,576

(1)
During fiscal 2022, the Company granted RSUs for the achievement of performance metrics under the 2019-2021 LTIP that were subject to additional vesting through August 31, 2022 and time-based RSUs under its 2022-2024 LTIP. See Note H, Long-Term Incentive Plans. As a result of net share settlements, of the 584,359 RSUs that vested, only 419,542 shares of common stock were issued.
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
(4)
Represents compensation, with a fair value of $141,732, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

Non-Employee Director Compensation Plan

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Company’s Sixth Amended and Restated Non-Employee Director Compensation Plan, as amended, the "Non-Employee Director Compensation Plan."

The plan requires a minimum equity ownership requirement which requires each director to receive at least 60% of their annual retainers in shares of common stock until the value of their equity ownership is equal to at least three times the annual retainer. Any shares issued to satisfy the minimum equity ownership were granted from the 2016 Plan. All other shares were granted under the Non-Employee Director Compensation Plan.

The following shares of common stock, with the respective fair value, were issued from the Non-Employee Director Compensation Plan to its non-employee directors as compensation for fiscal 2022, fiscal 2021 and fiscal 2020:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2022	73,024	$359,208
Fiscal 2021	232,910	$374,227
Fiscal 2020	187,897	$75,065

At January 28, 2023, 694,066 shares remained available for grant under the Non-Employee Director Compensation Plan.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). The amortization of the unrecognized loss was calculated based on the average remaining lifetime of all employees, as opposed to the average remaining future service of active employees, due to the low percentage of active employees in the Plan. For fiscal 2023, the Company expects a net periodic pension cost of $232,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	in thousands
Change in benefit obligation:
Balance at beginning of period	$14,361	$15,864
Benefits and expenses paid	(818)	(839)
Interest costs	414	373
Settlements	(358)	(353)
Actuarial (gain) loss	(2,145)	(684)
Balance at end of year	$11,454	$14,361

Change in fair value of plan assets:
Balance at beginning of period	$11,293	$11,351
Actual return on plan assets	(1,050)	512
Employer contributions	524	622
Settlements	(358)	(353)
Benefits and expenses paid	(818)	(839)
Balance at end of period	$9,591	$11,293

Reconciliation of funded status:
Projected benefit obligation	$11,454	$14,361
Fair value of plan assets	9,591	11,293
Unfunded status	$(1,863)	$(3,068)

Balance sheet classification:
Other long-term liabilities	$1,863	$3,068

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended January 28, 2023, January 29, 2022 and January 30, 2021 include the following components:

	January 28, 2023	January 29, 2022	January 30, 2021
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$414	$373	$430
Expected return on plan assets	(723)	(728)	(737)
Amortization of unrecognized loss	270	314	989
Net pension cost	$(39)	$(41)	$682

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$6,132	$6,914	$7,206
Net periodic pension cost	39	41	(682)
Employer contribution	524	622	611
Change in plan assets and benefit obligations	(1,205)	(1,445)	(221)
Unrecognized losses at the end of year	$5,490	$6,132	$6,914

The Company’s contribution for fiscal 2023 is estimated to be approximately $324,000.

Assumptions used to determine the benefit obligations as of January 28, 2023 and January 29, 2022 include a discount rate of 4.79% for fiscal 2022 and 3.00% for fiscal 2021. Assumptions used to determine the net periodic benefit cost for the years ended January 28, 2023, January 29, 2022 and January 30, 2021 included a discount rate of 3.00% for fiscal 2022, 2.39% for fiscal 2021 and 2.72% for fiscal 2020.

The expected long-term rate of return for plan assets was assumed to be 6.00% and 6.50% for fiscal 2022 and fiscal 2021, respectively. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefit payments for the next ten fiscal years are as follows:

Total
FISCAL YEAR	(in thousands)
2023	$869
2024	872
2025	871
2026	887
2027	889
2028-2032	4,361

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2022 and fiscal 2021, by asset category, were as follows:

	Fair Value Measurement
	January 28, 2023				January 29, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Mutual Funds:
U.S. Equity	$3,743	—	—	$3,743	$4,446	—	—	$4,446
International Equity	2,592	—	—	2,592	3,254	—	—	3,254
Fixed Income	1,333	—	—	1,333	3,486	—	—	3,486
Cash	1,923	—	—	1,923	107	—	—	107
Total	$9,591	$—	$—	$9,591	$11,293	$—	$—	$11,293

The Company’s target asset allocation for fiscal 2023 and its asset allocation at January 28, 2023 and January 29, 2022, by asset category, were as follows:

	Target Allocation	Percentage of plan assets at
	Fiscal 2023	January 28, 2023	January 29, 2022
Asset category:
Equity securities	63.0%	66.1%	68.2%
Debt securities	35.0%	13.9%	30.9%
Cash	2.0%	20.0%	0.9%
Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights. At January 28, 2023, due to timing, the cash balance included short-term investments from the sale of debt securities that were pending reinvestment.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022

	in thousands
Change in benefit obligation:
Balance at beginning of period	$514	$563
Benefits and expenses paid	(40)	(40)
Interest costs	14	12
Actuarial (gain) loss	(61)	(21)
Balance at end of year	$427	$514

Change in fair value of plan assets:
Balance at beginning of period	$—	$—
Employer contributions	40	40
Benefits and expenses paid	(40)	(40)
Balance at end of period	$—	$—

Projected benefit obligation	$427	$514

Reconciliation of funded status:
Projected benefit obligation	$427	$514
Fair value of plan assets	—	—
Unfunded Status	$(427)	$(514)

Balance sheet classification:
Other long-term liabilities	$427	$514

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	January 28, 2023	January 29, 2022	January 30, 2021
	in thousands
Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$95	$120	$82
Net periodic pension cost	(17)	(16)	(15)
Employer contribution	40	40	38
Change in benefit obligations	(87)	(49)	15
Unrecognized losses at the end of year	$31	$95	$120

Assumptions used to determine the benefit obligations as of January 28, 2023 and January 29, 2022 included a discount rate of 4.75% for fiscal 2022 and 2.90% for fiscal 2021. Assumptions used to determine the net periodic benefit cost for the years ended January 28, 2023, January 29, 2022 and January 30, 2021 included a discount rate of 2.90% for fiscal 2022, 2.24% for fiscal 2021 and 2.59% for fiscal 2020.

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

The Company recognized $2.1 million, $2.0 million and $1.5 million of expense under the 401(k) Plan in fiscal 2022, 2021 and 2020, respectively.
K. FAIR VALUE MEASUREMENT

At January 28, 2023, the Company held U.S. treasury bills which were classified as held-to maturity and carried at amortized cost. The Company had no cash equivalents at January 29, 2022.

		Fair Value at January 28, 2023
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
U.S. Treasury Bills, 3-month	29,077	29,071	—	—

L. STOCK REPURCHASE PROGRAM (SUBSEQUENT EVENT)

In March 2022, the Company's Board of Directors approved a stock repurchase program whereby the Company could repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions.

For fiscal 2022, the Company repurchased 2.9 million shares at an aggregate cost, including fees, of $12.7 million. Shares of repurchased common stock are held as treasury stock. The stock repurchase program expired on March 15, 2023.

Subsequent to the end of fiscal 2022, on March 14, 2023, the Company's Board of Directors approved a new stock repurchase program, effective March 16, 2023. Under the program, the Company is authorized to repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024, but may be suspended, terminated or modified at any time for any reason.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2023, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 28, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of January 28, 2023.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of January 28, 2023, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Destination XL Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
March 16, 2023

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 28, 2023 in connection with our 2023 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2023.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2023.

Item 14. Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2023.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 32 of this Annual Report.

15(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 62 of this Annual Report.

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

3.3	Fourth Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).

4.1	Description of Securities (included as Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 17, 2022, and incorporated herein by reference).

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

†

10.9	Form of Deferred Stock Award Agreement for Non-Employee Directors (included as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.10	Sixth Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 17, 2022, and incorporated herein by reference).	†

10.11

Credit Agreement dated October 28, 2021, by and among Citizens Bank, N.A., as Administrative Agent and Collateral Agent, Other Lenders identified therein, the Company, as lead borrower, and the Borrowers and Guarantors identified therein (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2021, and incorporated herein by reference).

10.12

Employment Agreement between the Company and Harvey S. Kanter, dated February 19, 2019, which includes the Form of Performance Share Award Agreement and Form of Discretionary Restricted Stock Unit Award Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2019, and incorporated herein by reference).

†

10.13

Amended and Restated Employment Agreement between the Company and Harvey S. Kanter effective April 1, 2022 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2022, and incorporated herein by reference).

†

10.14

Second Amended and Restated Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of November 27, 2017 (included at Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 23, 2018, and incorporated herein by reference).

†

10.15

Employment Agreement between the Company and Dara Pauker dated as of January 27, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference).

†

10.16

Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010 (File No. 001-34219), and incorporated herein by reference).

†

10.17

Amended and Restated Employment Agreement between the Company and Anthony J. Gaeta effective March 6, 2022 (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 26, 2022, and incorporated herein by reference).

†

10.18

Employment Agreement between the Company and Francis C. Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010 (File No. 001-34219), and incorporated herein by reference).

†

10.19

Amended and Restated Employment Agreement between the Company and John F. Cooney effective March 6, 2022 (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 26, 2022, and incorporated herein by reference).

†

10.20

Employment Agreement between the Company and Stacey Jones effective February 19, 2021 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 27, 2021, and incorporated herein by reference).

†

10.21

Employment Agreement between the Company and James Reath dated as of September 19, 2022 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 17,2022, and incorporated herein by reference).

†

10.22

Amended and Restated Employment Agreement between the Company and Allison Surette effective March 6, 2022 (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 26, 2022, and incorporated herein by reference).

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

†

10.25

Stand-alone Inducement Restricted Stock Unit Award Agreement between the Company and James Reath dated October 7, 2022 (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2022, and incorporated herein by reference).

†

10.26

Stand-alone Inducement Restricted Stock Unit Award Agreement between the Company and Jonathan Sainsbury dated October 26, 2022 (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 17, 2022, and incorporated herein by reference).

†

10.27	Fifth Amended and Restated Annual Incentive Plan (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2022, and incorporated herein by reference).	†

10.28	Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018, and incorporated herein by reference).	†

10.29	First Amendment to the Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Form 10-Q filed on November 30, 2018, and incorporated herein by reference).	†

10.30	Third Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2020, and incorporated herein by reference).	†

10.31	Fourth Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.2 to the Company Current Report on Form 8-K filed on April 5, 2022, and incorporated herein by reference).	†

10.32

Letter Agreement, dated January 29, 2014, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2017, and incorporated herein by reference).

10.33

Letter Agreement, dated April 4, 2018, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, and incorporated herein by reference).

10.34	Form of Securities Purchase Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on February 5, 2021, and incorporated herein by reference).

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 28, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
March 16, 2023
	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ HARVEY S. KANTER Harvey S. Kanter	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2023
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2023
/s/ JOHN F. COONEY John F. Cooney	Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 16, 2023
/s/ LIONEL F. CONACHER Lionel F. Conacher	Chairman of the Board of Directors	March 16, 2023

/s/ CARMEN BAUZA	Director	March 16, 2023
Carmen Bauza
/s/ JACK BOYLE Jack Boyle	Director	March 16, 2023
/s/ WILLEM MESDAG Willem Mesdag	Director	March 16, 2023
/s/ IVY ROSS Ivy Ross	Director	March 16, 2023
/s/ ELAINE RUBIN Elaine Rubin	Director	March 16, 2023