Form 10-Q
period 2023-04-29
DESTINATION XL GROUP, INC.
filed 2023-05-25
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

As of May 12, 2023, the registrant had 62,895,439 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 29, 2023	January 28, 2023
	(Fiscal 2023)	(Fiscal 2022)

ASSETS
Current assets:
Cash and cash equivalents	$29,933	$52,074
Short-term investments	16,064	—
Accounts receivable	1,186	1,720
Inventories	100,258	93,004
Prepaid expenses and other current assets	7,709	7,214
Total current assets	155,150	154,012

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	35,766	39,062
Operating lease right-of-use assets	125,981	124,356
Deferred income taxes, net of valuation allowance	29,072	31,455
Intangible assets	1,150	1,150
Other assets	549	563
Total assets	$347,668	$350,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,879	$27,548
Accrued expenses and other current liabilities	27,074	36,875
Operating leases, current	37,071	37,329
Total current liabilities	90,024	101,752

Long-term liabilities:
Operating leases, non-current	106,845	106,912
Other long-term liabilities	5,127	4,706
Total long-term liabilities	111,972	111,618

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,495,557 and 78,229,861 shares issued at April 29, 2023 and January 28, 2023, respectively	785	782
Additional paid-in capital	322,941	321,516
Treasury stock at cost, 15,625,172 shares at April 29, 2023 and January 28, 2023, respectively	(105,386)	(105,386)
Accumulated deficit	(67,789)	(74,756)
Accumulated other comprehensive loss	(4,879)	(4,928)
Total stockholders' equity	145,672	137,228
Total liabilities and stockholders' equity	$347,668	$350,598

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	April 29, 2023	April 30, 2022
	(Fiscal 2023)	(Fiscal 2022)

Sales	$125,442	$127,655
Cost of goods sold including occupancy costs	64,526	63,788
Gross profit	60,916	63,867

Expenses:
Selling, general and administrative	48,281	46,597
Impairment (gain) of assets	—	(351)
Depreciation and amortization	3,477	3,987
Total expenses	51,758	50,233

Operating income	9,158	13,634

Interest income (expense), net	339	(143)

Income before provision for income taxes	9,497	13,491
Provision for income taxes	2,530	103

Net income	$6,967	$13,388

Net income per share - basic	$0.11	$0.21
Net income per share - diluted	$0.11	$0.20

Weighted-average number of common shares outstanding:
Basic	62,690	64,080
Diluted	66,316	68,370

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 29, 2023	April 30, 2022
	(Fiscal 2023)	(Fiscal 2022)
Net income	$6,967	$13,388

Other comprehensive income before taxes:
Foreign currency translation	—	(4)
Pension plans	66	67
Other comprehensive income before taxes	66	63
Tax provision related to items of other comprehensive income	(17)	—
Other comprehensive income, net of tax	49	63
Comprehensive income	$7,016	$13,451

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Loss	Total
Balance at January 28, 2023	78,230	$782	$321,516	(15,625)	$(105,386)	$(74,756)	$(4,928)	$137,228
Board of directors' compensation	15	—	108	—	—	—	—	108
Stock compensation expense	—	—	404	—	—	—	—	404
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,146	—	—	—	—	1,146
Issuance of common stock, upon RSUs release	251	3	(3)	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(81)	(1)	(445)	—	—	—	—	(446)
Exercise of stock options	81	1	215	—	—	—	—	216
Other comprehensive income	—	—	—	—	—	—	49	49
Net income	—	—	—	—	—	6,967	—	6,967
Balance at April 29, 2023	78,496	$785	$322,941	(15,625)	$(105,386)	$(67,789)	$(4,879)	$145,672

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Loss	Total
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219
Board of directors' compensation	29	—	125	—	—	—	—	125
Stock compensation expense	—	—	366	—	—	—	—	366
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,138	—	—	—	—	1,138
Issuance of common stock, upon RSUs release	313	3	(3)	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(85)	(1)	(414)	—	—	—	—	(415)
Exercise of stock options	41	1	22	—	—	—	—	23
Repurchase of common stock	—	—	—	(946)	(4,847)	—	—	(4,847)
Other comprehensive income (loss):
Pension plan, net of taxes	—	—	—	—	—	—	67	67
Foreign currency, net of taxes	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	—	13,388	—	13,388
Balance at April 30, 2022	77,323	$773	$320,745	(13,702)	$(97,505)	$(150,491)	$(5,462)	$68,060

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	April 29, 2023	April 30, 2022
	(Fiscal 2023)	(Fiscal 2022)
Cash flows from operating activities:
Net income	$6,967	$13,388
Adjustments to reconcile net income to net cash used for by operating activities:
Amortization of deferred debt issuance costs	19	19
Impairment (gain) of assets	—	(351)
Gain from the sale of equipment	(96)	—
Depreciation and amortization	3,477	3,987
Deferred taxes, net of valuation allowance	2,383	—
Stock compensation expense	404	366
Board of directors' stock compensation	108	125

Changes in operating assets and liabilities:
Accounts receivable	534	938
Inventories	(7,254)	(15,104)
Prepaid expenses and other current assets	(495)	(1,462)
Other assets	(5)	(20)
Accounts payable	(1,669)	4,248
Operating leases, net	(1,950)	(1,874)
Accrued expenses and other liabilities	(6,657)	(5,803)
Net cash used for operating activities	(4,234)	(1,543)

Cash flows from investing activities:
Additions to property and equipment, net	(1,709)	(1,184)
Proceeds from sale of equipment	96	—
Purchase of short-term investments	(16,064)	—
Net cash used for investing activities	(17,677)	(1,184)

Cash flows from financing activities:
Repurchase of common stock	—	(4,847)
Tax withholdings paid related to net share settlements	(446)	(415)
Proceeds from the exercise of stock options	216	23
Net cash used for financing activities	(230)	(5,239)
Net decrease in cash and cash equivalents	(22,141)	(7,966)
Cash and cash equivalents:
Beginning of period	52,074	15,506
End of period	$29,933	$7,540

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited Consolidated Financial Statements for the fiscal year ended January 28, 2023 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2023.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2023 is a 53-week period ending on February 3, 2024 and fiscal 2022 was a 52-week period which ended on January 28, 2023.

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

Short-Term Investments

Short-term investments consists of those investments that have a maturity date, when acquired, that is greater than three months and less than twelve months. These investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair value due to the short period between purchase and maturity.

Concentration of Credit Risk

Cash and cash equivalents include amounts due from third party financial institutions, which from time to time, may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company is potentially exposed to a concentration of credit risk when cash and cash equivalent deposits in these financial institutions are in excess of FDIC limits. The Company considers the credit risk associated with these financial instruments to be minimal as cash and cash equivalents are held by financial institutions with high credit ratings and it has not historically sustained any credit losses associated with its cash and cash equivalents balances. In addition, the Company's cash and cash equivalents include money market accounts with Citizens Bank, N.A. and investments in U.S. government-backed securities held with Fidelity Investments.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. See Note 10 - Fair Value Measurement for information regarding the fair value of certain financial assets.

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three months ended April 29, 2023 and April 30, 2022, respectively, were as follows:

	April 29, 2023			April 30, 2022
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(4,928)	$—	$(4,928)	$(5,466)	$(59)	$(5,525)

Other comprehensive income (loss) before reclassifications, net of taxes	6	—	6	79	(4)	75

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	43	—	43	(12)	—	(12)

Other comprehensive income (loss) for the period	49	—	49	67	(4)	63

Balance at end of quarter	$(4,879)	$—	$(4,879)	$(5,399)	$(63)	$(5,462)

(1)
Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The Company recognized expense of $58,000, or $43,000 net of taxes, for the three months ended April 29, 2023. For the three months ended April 30, 2022, the Company recognized income of $12,000, as a result of a change in amortization from average remaining future service to average remaining lifetime. There was no related tax effect for the three months ended April 30, 2022.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first three months of fiscal 2023 and fiscal 2022.

	April 29, 2023	April 30, 2022
Expected volatility	86.3% - 92.1%	109.0% - 123.0%
Risk-free interest rate	3.71%-4.42%	2.52% - 2.60%
Expected term	2.5 yrs.	2.5 - 3.5 yrs.
Dividend rate	—	—
Weighted average fair value of options granted	$3.24	$3.38

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

There were no impairments or non-cash gains recognized in the first quarter of fiscal 2023. For the first quarter of fiscal 2022, the Company recognized a non-cash gain of $0.5 million. This non-cash gain related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. The portion of the gains that related to previously recorded impairment charges against the operating lease right-of-use asset were included as an offset to previously recorded asset impairment charges. Accordingly, for the first quarter of fiscal 2022, $0.4 million was included as an offset to asset impairment charges. The remaining gain was included as a reduction of store occupancy costs.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At April 29, 2023, the Company had no short-term leases.

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For store leases with an initial term of 5 years, the Company evaluates each lease independently and, when the Company considers it reasonably certain that it will exercise an option to extend, the associated payment of that option will be included in the measurement of the right-of-use asset and lease liability. Renewal options are not included in the lease term for automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. Renewal options were not considered for the Company’s corporate headquarters and distribution center lease, which was entered into in 2006 and was for an initial 20-year term. At the end of the initial term, the Company will have the opportunity to extend this lease for six additional successive periods of five years.

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

See Note 4, "Leases" for additional information.

Recently Issued Accounting Pronouncements - Adopted

In September 2022, the FASB issued Accounting Standards Update ("ASU") 2022-04, Liabilities – Supplier Finance Programs, which is intended to enhance the transparency surrounding the use of supplier finance programs in connection with the purchase of goods and services. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 was adopted in the first quarter of fiscal 2023, with the exception of the rollforward information, which is not effective until fiscal 2024. The adoption of ASU 2022-04 did not have a material effect on the Company's Consolidated Financial Statements as the Company does not participate in supplier finance programs.

Recently Issued Accounting Pronouncements - Not Yet Adopted

There were no other new accounting pronouncements, issued or effective during the first three months of fiscal 2023, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

2. Revenue Recognition

The Company operates as a retailer of big and tall men’s clothing, which includes stores and direct. Revenue is recognized by the operating segment that initiates a customer’s order. Store sales are defined as sales that originate and are fulfilled directly at the store level. Direct sales are defined as sales that originate online, including those initiated online at the store level, on its website or on third-party marketplaces. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

̶
Revenue from the Company’s store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
̶
Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.6 million and $3.4 million at April 29, 2023 and January 28, 2023, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.6 million and $1.6 million at April 29, 2023 and January 28, 2023, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note 1, the Company’s business consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses. Results for the first quarter of fiscal 2022 included operating results from the wholesale segment, which was discontinued in the first quarter of fiscal 2022. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors:

	For the Three Months Ended
(in thousands)	April 29, 2023		April 30, 2022
Store sales	$87,297	69.6%	$88,279	69.4%
Direct sales	38,145	30.4%	38,994	30.6%
Retail segment	$125,442		$127,273
Wholesale segment	—		382
Total sales	$125,442		$127,655

3. Debt

Credit Agreement with Citizens Bank, N.A.

On October 28, 2021, the Company entered into a credit facility with Citizens Bank, N.A. On April 20, 2023, the Company entered into the First Amendment to Credit Agreement which provided for the replacement of the London Interbank Offering Rate (“LIBOR”) interest rate options with the secured overnight financing rate ("SOFR") based options (as amended, the "Credit Agreement").

The Credit Facility is a $125.0 million secured, asset-based credit facility with a maturity date of October 28, 2026. The maximum committed borrowing of $125.0 million includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swing line loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets.

As of April 20, 2023, borrowings under the Credit Agreement bear interest at either a Base Rate loan or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the First Amendment)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. The Company is subject to an unused line fee of 0.25%.

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

At April 29, 2023, the Company had no borrowings outstanding under the Credit Facility and unused availability was $93.8 million. The Company had no borrowings during the first three months of fiscal 2023, resulting in an average unused excess availability of approximately $82.5 million. Outstanding standby letters of credit were $3.8 million and outstanding documentary letters were $1.3 million at April 29, 2023. At April 29, 2023, the Company’s prime-based interest rate was 8.25%.

4. Leases

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 5 years to 10 years, with options that usually permit renewal for additional five-year periods. The initial term of the lease for the corporate headquarters is for 20 years, with the opportunity to extend for six additional consecutive periods of five years, beginning in fiscal 2026. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The Company is generally obligated for the cost of property taxes, insurance and common area maintenance fees relating to its leases, which are considered variable lease costs and are expensed as incurred.

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. In April 2020, the FASB issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company opted not to elect this practical expedient and instead accounted for these rent concessions as lease modifications in accordance with ASC 842. As of April 29, 2023, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three months ended April 29, 2023 and April 30, 2022:

	For the three months ended
	April 29, 2023	April 30, 2022
(in thousands)
Operating lease cost	$10,666	$11,014
Variable lease costs(1)	3,166	3,154
Total lease costs	$13,832	$14,168

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the first three months ended April 29, 2023 and April 30, 2022 was as follows:

(dollars in thousands)	For the three months ended
Cash paid for amounts included in the measurement of lease liabilities:	April 29, 2023	April 30, 2022
Operating cash flows for operating leases (1)	$12,753	$16,098
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$9,250	$8,608

Weighted average remaining lease term	4.3 yrs.	4.4 yrs.
Weighted average discount rate	6.39%	6.69%

(1)
The cash paid for the first three months of fiscal 2023 and fiscal 2022 included prepaid rent of $4.2 million and $4.1 million, respectively. The decrease in cash paid was due to the timing of prepaid rents, which resulted in approximately four months of rent payments in the first quarter of fiscal 2022 as opposed to three months of rent payments in the first quarter of fiscal 2023.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of April 29, 2023:

(in thousands)
2023 (remaining)	$33,252
2024	43,815
2025	34,947
2026	22,449
2027	14,867
Thereafter	14,762
Total minimum lease payments	$164,092
Less: amount of lease payments representing interest	20,176
Present value of future minimum lease payments	$143,916
Less: current obligations under leases	37,071
Long-term lease obligations	$106,845

At April 29, 2023, the Company entered into a ten-year store lease that has not yet commenced with aggregated estimated future lease payments of approximately $2.1 million, which are not included in the above table. The lease is expected to commence in the fall of 2023.

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

2020-2022 LTIP

The performance targets for the Company’s 2020-2022 LTIP were approved by the Compensation Committee of the Board of Directors (the "Compensation Committee”) on June 11, 2020 and covered a three-year period performance period, which ended on January 28, 2023. The time-vested portion of the 2020-2022 LTIP vests in four annual installments, with the remaining installment vesting on April 1, 2024.

In the first quarter of fiscal 2023, on March 6, 2023, the Compensation Committee approved a grant of awards equal to $2.8 million for the achievement of the performance target for the 2020-2022 LTIP. The awards were granted on March 23, 2023, following completion of the audited financial statements, in a combination of 50% cash and 50% restricted stock units ("RSUs"). All awards are subject to further vesting through August 31, 2023. In connection with the grant of 267,219 RSUs, the Company reclassified $1.1 million of its liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first quarter of fiscal 2023. See the Consolidated Statement of Changes in Stockholders’ Equity.

Active LTIPs

At April 29, 2023, the Company had two active LTIPs: the 2021-2023 LTIP and the 2022-2024 LTIP. The time-based awards under the 2021-2023 LTIP were granted in a combination of 25% stock options and 75% cash and the 2022-2024 LTIP time-based awards were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2021-2023 LTIP and 2022-2024 LTIP were established and approved by the Compensation Committee on March 8, 2021 and April 9, 2022, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2024 and August 31, 2025, respectively. The time-based awards under the 2021-2023 LTIP and 2022-2024 LTIP vest in four equal installments through April 1, 2025 and April 1, 2026, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2021-2023 LTIP and 2022-2024 LTIP is estimated to be approximately $4.1 million and $4.7 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 49 months and 48 months, respectively.

At April 29, 2023, the Company had accrued $1.8 million under the 2021-2023 LTIP and $1.1 million under the 2022-2024 LTIP for the performance awards.

Subsequent to the end of the first quarter of fiscal 2023, on May 1, 2023, the Compensation Committee approved the 2023-2025 LTIP. The time-based awards, which represent 50% of the 2023-2025 LTIP, were granted in a combination of 50% cash and 50% RSUs on May 1, 2023 and will vest in four equal installments on May 1, 2024, April 1, 2025, April 1, 2026 and April 1, 2027. The performance-based awards, which represent the remaining 50% of the 2023-2025 LTIP, will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2026. Assuming that the Company achieves the performance target at target level and all time-based awards vest, the compensation expense associated with the 2023-2025 LTIP is estimated to be approximately $4.9 million. Approximately half of that compensation expense relates to the time-based awards, which will be expensed straight-line over 47 months. At April 29, 2023, the Company had no accrual for the performance-based awards under the 2023-2025 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (as amended, the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019, an additional 1,740,000 shares on August 12, 2020 and an additional 4,855,000 on August 5, 2021. At April 29, 2023, the Company had 3,916,695 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At April 29, 2023, 108,602 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first three months of fiscal 2023:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	520,008	435,568	240,000	—	1,195,576	$2.51
Shares granted	270,867	—	—	2,844	273,711	$5.21
Shares vested and/or issued	(250,547)	—	—	(2,844)	(253,391)	$2.70
Shares expired	—	—	(240,000)	—	(240,000)	$1.07
Shares forfeited	(50,612)	—	—	—	(50,612)	$7.35
Outstanding non-vested shares at end of quarter	489,716	435,568	—	—	925,284	$3.37

(1)
During the first three months of fiscal 2023, the Company granted RSUs for the achievement of performance metrics under the 2020-2022 LTIP that are subject to additional vesting through August 31, 2023. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 250,547 RSUs that vested, only 169,517 shares of common stock were issued.
(2)
The outstanding deferred shares will be issued upon the director’s separation from service.
(3)
Represents the remaining performance stock units (“PSUs”) granted to Mr. Kanter in February 2019 which expired unvested on April 1, 2023.
(4)
Represents compensation, with a fair value of $20,249, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	3,556,434	$0.83	7.4 years	$23,238,665
Options granted	1,316	$5.92	—	—
Options exercised	(80,960)	$2.66		227,903
Options expired and canceled	(12,892)	$2.42	—	49,037
Outstanding options at end of quarter	3,463,898	$0.78	7.1 years	$12,616,891
Options exercisable at end of quarter	2,204,631	$0.84	6.9 years	$7,925,550

For the first three months of fiscal 2023, the Company granted stock options to purchase an aggregate of 1,316 shares of common stock, 270,867 restricted stock units and 2,844 fully-vested shares. For the first three months of fiscal 2022, the Company granted stock options to purchase an aggregate of 2,040 shares of common stock, 494,444 restricted stock units and 9,352 fully-vested shares.

Non-Employee Director Compensation Plan

The Company granted 12,376 shares of common stock, with a fair value of approximately $88,117, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2023. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.4 million and $0.4 million for the first three months of fiscal 2023 and fiscal 2022, respectively. The total compensation cost related to time-vested stock options and RSU awards not yet recognized as of April 29, 2023 was approximately $1.7 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 27 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	April 29, 2023	April 30, 2022
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	62,690	64,080
Common stock equivalents – stock options, restricted stock units and deferred stock	3,626	4,290
Diluted weighted average common shares outstanding	66,316	68,370

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options or restricted stock units had an anti-dilutive effect.

	For the three months ended
	April 29, 2023	April 30, 2022
(in thousands, except exercise prices)
Stock options	17	285
Restricted stock units	9	494
Range of exercise prices of such options	$4.48-$7.43	$4.87 - $5.50

The above options, which were outstanding at April 29, 2023, expire from April 3, 2032 to March 20, 2033.

Deferred stock of 435,568 shares at April 29, 2023 and at April 30, 2022 was excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Stock Repurchase Program

On March 14, 2023, the Company's Board of Directors approved a stock repurchase program, effective March 16, 2023. Under the program, the Company is authorized to repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024, but may be suspended, terminated or modified at any time for any reason.

There were no stock repurchases during the first quarter of fiscal 2023.

9. Income Taxes

In the first quarter of fiscal 2022, the Company’s effective tax rate was reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards. Then in the second quarter of fiscal 2022, the Company determined that it was more likely than not that it would be able to realize the benefits of substantially all of its deferred tax assets in the United States. Accordingly, in the second quarter of fiscal 2022, the Company released substantially all of its deferred tax valuation allowance. As a result of the valuation allowance being released, the Company has returned to a normal tax provision for fiscal 2023. For the first quarter of fiscal 2023, the Company’s effective tax rate was 26.6% compared to 0.8% for the first quarter of fiscal 2022.

The Company made no tax payments for the first three months of fiscal 2023 and fiscal 2022, respectively.

10. Fair Value Measurement

At April 29, 2023, the Company held U.S. treasury bills which were classified as held-to maturity and carried at amortized cost. The Company had no investments at April 30, 2022.

		Fair Value at April 29, 2023
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury Bills	13,120	13,146	—	—
Short-term investments:
U.S. Treasury Bills	16,064	16,061	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our expectations with respect to the impact of our brand re-positioning efforts on sales, strategic initiatives to grow our business, expected marketing costs in 2023, gross margin rates in 2023, expected capital expenditures in 2023, expected timing of stock repurchases under our board-approved stock repurchase program, and our plans with respect to our store portfolio, including anticipated re-brandings and new stores. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 28, 2023, included in our Annual Report on Form 10-K for the year ended January 28, 2023, as filed with the Securities and Exchange Commission on March 16, 2023 (our “Fiscal 2022 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. This discussion sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks related to inflationary pressures, the failure of the U.S. federal government to avoid a default and potential federal government shutdown, changes in consumer spending in response to the economy, increased labor costs, the continuing economic impact of the war in Ukraine, our ability to manage appropriate inventory levels, our ability to successfully execute on our corporate strategy, our ability to predict customer tastes and fashion trends, our ability to grow market share, and the other risks and uncertainties set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2022 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At April 29, 2023, we operated 218 Destination XL stores, 16 DXL outlet stores, 28 Casual Male XL retail stores, 19 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on February 3, 2024, January 28, 2023 and January 29, 2022 as "fiscal 2023", “fiscal 2022,” and “fiscal 2021” respectively. Fiscal 2023 is a 53-week period and fiscal 2022 and fiscal 2021 were 52-week periods.

SEGMENT REPORTING

We currently have two principal operating segments: our stores and direct business. We consider our stores and direct business segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our omni-channel business approach.

COMPARABLE SALES

Our customer’s shopping experience continues to evolve across multiple channels, and we are continually adapting to meet the guest’s needs. The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse. As a result, we continue to see more transactions that begin online but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick-up in a store and at curbside. We define store sales as sales that originate and are fulfilled directly at the store level.

Digital commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

Stores that have been open for at least 13 months are included in comparable sales. Stores that have been remodeled or re-located during the period are also included in our determination of comparable stores sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months. If a store is temporarily closed for more than 7 days, it is removed from the calculation of comparable sales until it reopens and upon its anniversary is once again removed from the calculation until the reopen date. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

RESULTS OF OPERATIONS

Executive Summary

	For the three months ended
	April 29, 2023	April 30, 2022
(in millions, except percentage of sales and per share data)
Sales	$125.4	$127.7
Net income	$7.0	$13.4
Adjusted net income (Non-GAAP basis)	$7.0	$9.7
Adjusted EBITDA (Non-GAAP basis)	$12.6	$17.3

Gross margin. as a percentage of sales	48.6%	50.0%
SG&A expenses, as a percentage of sales	38.5%	36.5%

Per diluted share:
Net income	$0.11	$0.20
Adjusted net income (Non-GAAP basis)	$0.11	$0.14

We are pleased to report our ninth consecutive quarter of positive comparative sales growth. The first quarter was a more challenging growth quarter for the retail industry as a whole, which was affected by the macroeconomic headwinds that have impacted consumer spending. While we saw a softening in consumer demand this quarter, we do believe that the work that we have done over the past two years to transform and reposition the DXL brand enabled us to mitigate some of this consumer weakness. For the first quarter of fiscal 2023, we had a comparable sale increase of 0.6%, which was driven primarily by our stores which were up 1.5%, partially offset by our direct business which decreased 1.6%. Our merchandise margins decreased approximately 110 basis points from the first quarter of fiscal 2022 due to increased costs on certain private-label merchandise, much of which we absorbed rather than passing on to the customer through price increases. We also experienced increased shipping costs for our direct-to-consumer orders and increased costs related to our loyalty program, which we relaunched late in fiscal 2022. These costs were partially offset by reduced inbound freight costs. Our SG&A costs were higher by approximately $1.7 million, due primarily to an increase in payroll costs for roles that were added last year to support our sales growth, merit increases in the prior year, as well as increased benefit costs.

Net income for the first quarter of fiscal 2023 was $7.0 million, or $0.11 per diluted share, as compared to net income of $13.4 million, or $0.20 per diluted share, for the first quarter of fiscal 2022. Assuming a normalized tax rate and adjusting for asset impairments (gains), if any, on a non-GAAP basis, net income for the first quarter of fiscal 2023 was $7.0 million, or $0.11 per diluted share, as compared to adjusted net income of $9.7 million, or $0.14 per diluted share, for the first quarter of fiscal 2022.

At April 29, 2023, we had cash and investments of $46.0 million as compared to $7.5 million at April 30, 2022. At April 29, 2023, we had no debt outstanding and no borrowings during the quarter. Our unused excess availability at April 29, 2023 was $93.8 million. Our inventory was in a healthy position at quarter-end, down 11% to 2019 (pre-pandemic) levels with turnover up over 25%, and we expect to continue to maintain our low promotional cadence. With cash on hand, no outstanding debt and full availability under our credit facility, we are continuing to pursue our strategic initiatives this year to further grow our business.

As discussed below, the Company's Board of Directors approved a $15.0 million stock repurchase program in March 2023. There were no repurchases of stock during the first quarter of fiscal 2023. We expect to begin executing on the stock repurchase program in the second quarter of fiscal 2023, however the timing and the amount of any repurchases will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024 and may be suspended, terminated or modified at any time for any reason.

Financial Summary

Sales

The following table presents sales by segment for the three months ended April 29, 2023 and April 30, 2022:

	For the Three Months Ended
(in thousands)	April 29, 2023		April 30, 2022
Store sales	$87,297	69.6%	$88,279	69.4%
Direct sales	38,145	30.4%	38,994	30.6%
Retail segment	$125,442		$127,273
Wholesale segment	—		382
Total sales	$125,442		$127,655

Total sales for the first quarter of fiscal 2023 were $125.4 million, as compared to $127.7 million in the first quarter of fiscal 2022. Comparable sales for the first quarter were up 0.6% with comparable sales from our stores up 1.5% and our direct business down 1.6%. This increase in comparable sales was offset by sales from closed stores and a decrease in non-comparable sales.

Sales for the quarter started off strong with a comparable sales increase of 9.1% in February. However, we saw a comparable sales decline in March of (2.8)% and in April of (1.9)%. The slowdown in sales was primarily driven by decreases in traffic, both to our stores and web, but was partially offset by increased dollars per transaction and conversion. Throughout the quarter, our stores performed better than our direct business, but we continued to see sales growth from online marketplaces and our mobile app.

Gross Margin Rate

For the first quarter of fiscal 2023, our gross margin rate, inclusive of occupancy costs, was 48.6% as compared to a gross margin rate of 50.0% for the first quarter of fiscal 2022.

Our gross margin rate decreased by 140-basis points, with a decrease in merchandise margin of 110-basis points and an increase of 30-basis points in occupancy costs, primarily due to the deleveraging of sales. The decrease in merchandise margin of 110-basis points was due to increased costs on certain private-label merchandise, much of which we absorbed rather than passing on to the customer through price increases. We also experienced increased shipping costs related to direct-to-consumer shipments, and costs related to our loyalty program with more sales tendered with loyalty certificates as compared to the first quarter of fiscal 2022. These cost increases were partially offset by lower inbound freight costs. For the year, we expect gross margin rates to be approximately 100-basis points lower than fiscal 2022.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A (selling, general and administrative) expenses for the first quarter of fiscal 2023 were 38.5% as compared to 36.5% for the first quarter of fiscal 2022.

On a dollar basis, SG&A expenses increased by $1.7 million as compared to the first quarter of fiscal 2022. The increase was primarily due to an increase in payroll-related costs from new positions added in the past year and last year's merit increases. We also saw increases in benefit costs over the first quarter of the prior year. The increase in payroll last year was added to support the Company's growth initiatives.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 21.1% of sales in the first quarter of fiscal 2023 as compared to 20.2% of sales in the first quarter of fiscal 2022. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 17.4% of sales in the first quarter of fiscal 2023 as compared to 16.3% of sales in the first quarter of fiscal 2022. Marketing costs for the first quarter were 5.5% of sales as compared to 5.3% of sales for the first quarter of fiscal 2022. For fiscal 2023, marketing costs are expected to be approximately 5.7% of sales.

Impairment (Gain) of Assets

There were no impairments or non-cash gains recognized in the first quarter of fiscal 2023. During the first quarter of fiscal 2022, we recorded a non-cash gain of $0.5 million related to the reduction of our operating lease liability in connection with our decision to close certain retail stores, which resulted in a revaluation of the lease liability. The portion of the gain that related to a previously recorded impairment charge against the operating lease right-of-use asset was included as an offset to previously recorded asset impairment charge. Accordingly, $0.4 million was included in the Impairment (Gain) of Assets line of the Consolidated Statement of Operations. The remaining gain was recorded as a reduction to occupancy costs.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2023 decreased to $3.5 million as compared to $4.0 million for the first quarter of fiscal 2022. The decrease was due to a lower depreciable cost base, especially from our store assets, due to our limited capital spending since fiscal 2020.

Interest Expense, Net

Net interest income for the first quarter of fiscal 2023 was $0.3 million, as compared to interest expense of $0.1 million for the first quarter of fiscal 2022. For the first quarter of fiscal 2023, interest income was earned from investments in U.S. government-backed investments and money market accounts. Interest costs for both periods were minimal because we had no outstanding debt and no borrowings under our credit facility during either period.

Income Taxes

As a result of the valuation allowance against our deferred tax assets being substantially released during fiscal 2022, we have returned to a normal tax provision for fiscal 2023. Accordingly, for the first quarter of fiscal 2023, the effective tax rate was 26.6% as compared to 0.8% for the first quarter of fiscal 2022. The effective tax rate for the first quarter of fiscal 2022 was reduced from the statutory rate due to the utilization of fully reserved net operating loss carryforwards ("NOLs").

Net Income

For the first quarter of fiscal 2023, we recorded net income of $7.0 million, or $0.11 per diluted share, as compared to net income of $13.4 million, or $0.20 per diluted share, for the first quarter of fiscal 2022.

On a non-GAAP basis, assuming a normalized tax rate of 26% and adjusting for asset impairments (gains), if any, adjusted net income for the first quarter of fiscal 2023 was $7.0 million, or $0.11 per diluted share, as compared to adjusted net income of $9.7 million, or $0.14 per diluted share for the first quarter of fiscal 2022. There was no asset impairment (gains) for the first quarter of fiscal 2023 and an asset impairment (gain) of $(0.4) million for the first quarter of fiscal 2022.

Inventory

As of April 29, 2023, our inventory increased approximately $3.4 million to $100.3 million, as compared to $96.9 million at April 30, 2022. While our inventory increased over last year's first quarter, inventory levels were down 11% and turnover was up over 25% from the first quarter of fiscal 2019, or pre-pandemic levels. Managing our inventory remains a primary focus for us given the potential impact that inflation may have on consumer spending. Based on the sales trends we started to see in March 2023, we took proactive measures and adjusted our receipt plan. At April 29, 2023, our clearance inventory was 7.8% of our total inventory, as compared to 6.9% at April 30, 2022 and below our historical benchmark of approximately 10.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At April 29, 2023, we had no outstanding debt, including no borrowings under our credit facility during the first three months of fiscal 2023. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

We believe that our cash and cash equivalent balances, short-term investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, we remain cautious regarding the effect that the current macroeconomic conditions, including inflation and rising interest costs, may have on consumer spending as well as the continuing geopolitical impact of Russia's invasion of Ukraine on our business and the global economy. We believe that cash flows from operating activities and cash on hand will also be sufficient to satisfy our capital requirements in the longer-term, however, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility, as discussed below.

For the first three months of fiscal 2023, cash flow from operations decreased to $(4.2) million as compared to $(1.5) million for the first three months of fiscal 2022. Free cash flow, a non-GAAP measure, decreased to $(5.9) million for the first three months of fiscal

2023 as compared to $(2.7) million for the first three months of fiscal 2022. The first quarter is historically a period of net cash outflows as we build our seasonal inventories and pay out prior year performance incentive accruals. The year-over-year decrease in free cash flow was primarily due to our lower earnings.

Cash flow used for investing activities increased by $16.5 million for the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022, primarily due to the purchase of $16.1 million of short-term investments.

Cash flow used for financing activities for the first three months of fiscal 2023 decreased by $5.0 million as compared to the first three months of fiscal 2022, primarily due to the repurchase of $5.0 million shares of the Company's common stock in the first quarter of fiscal 2022. There were no repurchases of common stock during the first quarter of fiscal 2023.

Stock Repurchase Program

In March 2023, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. The Company did not repurchase any shares in the first quarter of fiscal 2023. Any shares of repurchased common stock will be held as treasury stock. We expect to begin executing on the stock repurchase program in the second quarter of fiscal 2023, however the timing and the amount of any repurchases will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024 and may be suspended, terminated or modified at any time for any reason.

Credit Facility

On October 28, 2021, we entered into a $125.0 million revolving credit agreement with Citizens Bank, N.A., with a maturity date of October 28, 2026. On April 20, 2023, the Company entered into the First Amendment to Credit Agreement which provided for the replacement of the London Interbank Offering Rate (“LIBOR”) interest rate options with the secured overnight financing rate ("SOFR") based options (as amended, the "Credit Agreement"). The Credit Agreement includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. April 20, 2023, borrowings under the Credit Agreement bear interest at either a Base Rate loan or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the First Amendment)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. We are subject to an unused line fee of 0.25%.

We had no outstanding borrowings under our Credit Agreement at April 29, 2023 and no borrowings during the first three months of fiscal 2023. At April 29, 2023, outstanding standby letters of credit were $3.8 million and outstanding documentary letters of credit were $1.3 million. The average unused excess availability during the first three months of fiscal 2023 was approximately $82.5 million and the unused excess availability at April 29, 2023 was $93.8 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at April 29, 2023 and April 30, 2022, respectively:

	April 29, 2023		April 30, 2022
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	218	1,663	219	1,671
DXL Outlets	16	80	16	80
Casual Male XL Retail	28	92	32	106
Casual Male Outlets	19	57	19	57
Total Stores	281	1,892	286	1,914

We have executed our first lease agreement this year for a new store in the Los Angeles market. We are very close on our second new store which will be in the New York market and we expect to sign at least one more lease for a third whitespace store that we expect to open by the end of 2023. We have also started to convert four Casual Male stores to the DXL store format and we have started to remodel one existing DXL store. By the end of fiscal 2023, we expect to open 3 new DXL stores and 10 Casual Male to DXL conversion stores. We expect to have begun construction on at least 5 DXL remodels by the end of the year. Over the next three to five years, we believe we could potentially open 50 new DXL stores across the country. We expect our capital expenditures to range from $19.0 million to $21.0 million in fiscal 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2022 Annual Report. See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Free cash flow, adjusted net income, adjusted net income per diluted share, adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures. These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements.

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

The following table reconciles free cash flow:

	For the three months ended
(in millions)	April 29, 2023	April 30, 2022
Cash flow from operating activities (GAAP basis)	$(4.2)	$(1.5)
Capital expenditures	(1.7)	(1.2)
Free Cash Flow (non-GAAP basis)	$(5.9)	$(2.7)

Adjusted Net Income and Adjusted Net Income Per Diluted Share: The above discussion includes adjusted net income, on a non-GAAP basis. For comparability, the adjusted net income has been calculated to adjust for asset impairment charge (gain), if any, and to apply a normal tax rate of 26%.

	For the three months ended
	April 29, 2023		April 30, 2022
	$	Per diluted share	$	Per diluted share
(in millions, except per share data)
Net income (GAAP basis)	$7.0	$0.11	$13.4	$0.20

Adjust for impairment (gain) of assets	—		(0.4)
Add back actual income tax provision	2.5		0.1
Add income tax provision, assuming a normal tax rate of 26%	(2.5)		(3.4)
Adjusted net income (non-GAAP basis)	$7.0	$0.11	9.7	$0.14

Weighted average number of common shares outstanding on a diluted basis		66.3		68.4

Adjusted EBITDA. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before any impairment of assets, if any. We believe that adjusted EBITDA is useful to investors in evaluating our performance and is a key metric to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income:

	For the three months ended
	April 29, 2023	April 30, 2022
(in millions)
Net income (GAAP basis)	$7.0	$13.4
Add back:
Impairment (gain) of assets	—	(0.4)
Provision for income taxes	2.5	0.1
Interest (income) expense	(0.3)	0.1
Depreciation and amortization	3.5	4.0
Adjusted EBITDA (non-GAAP basis)	$12.6	$17.3

Sales	$125.4	$127.7
Adjusted EBITDA margin (non-GAAP), as a percentage of sales	10.1%	13.5%

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

There have not been any material changes to our interest rate previously disclosed in Part II, Item 7A of our Fiscal 2022 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 29, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 29, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 14, 2023, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. The timing and the amount of any repurchases will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire in March 2024 and may be suspended, terminated or modified at any time for any reason. The Company did not repurchase any shares in the first quarter of 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Second Amended and Restated Employment Agreement between the Company and Antony Gaeta dated as of September 19, 2022 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 14, 2023 and incorporated herein by reference).

10.2

First Amendment dated April 20, 2023 to the Credit Agreement dated October 28, 2021, by and among Citizens, N.A., as Administrative Agent and Collateral Agent, Other Lenders identified therein, the Company, as lead borrower, and the Borrowers and Guarantors identified therein (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 24, 2023 and incorporated herein by reference).

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

DESTINATION XL GROUP, INC.

Date: May 25, 2023	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)