Form 10-K/A
period 2023-01-28
DESTINATION XL GROUP, INC.
filed 2023-05-30
CIK 813298

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

The registrant had 62,895,439 shares of Common Stock, $0.01 par value, outstanding as of May 12, 2023.

Documents Incorporated by Reference: None.

Auditor Name: KPMG, LLP	Auditor Location: Boston, Massachusetts	Auditor Firm ID: 185

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10−K for the fiscal year ended January 28, 2023 (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10−K.

Except for the amendments described above, this Form 10−K/A does not modify or update the disclosure in our Annual Report on Form 10−K for the fiscal year ended January 28, 2023 filed with the Securities and Exchange Commission on March 16, 2023.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 12, 2023, current committee membership, and the year in which each became a director of our Company:

Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance	Cybersecurity and Data Privacy
Lionel F. Conacher, Chairman of the Board and Director	60	2018	C	X
Harvey S. Kanter, President and Chief Executive Officer and Director	61	2019
Carmen R. Bauza, Director	61	2021			X	X
Jack Boyle, Director	55	2017		X	C
Willem Mesdag, Director	69	2014	X	C
Ivy Ross, Director	67	2013	X			C
Elaine K. Rubin, Director	60	2021			X	X

C= current member and committee chairperson

X= current member of the committee

Lionel F. Conacher has been a director since June 2018 and became Chairman of the Board on August 12, 2020. Since September 2021, Mr. Conacher has served as a member of the board of directors for Better Choice Company Inc., a publicly-traded company. He also served as a member of the audit committee from November 2021 until September 2022. From September 2022 until May 2023, he served as its interim chief executive officer. Mr. Conacher was a managing partner of Next Ventures, GP from August 2018 until February 2021. From January 2011 to June 2018, Mr. Conacher was a senior advisor for Altamont Capital Partners LLC (“ACP”), a private equity firm. Prior to joining ACP, from April 2008 until July 2010, Mr. Conacher was the president and chief operating officer of Thomas Weisel Partners, an investment bank. Additionally, Mr. Conacher served as the chairman of Wunderlich Securities, an investee company of ACP, from December 2013 until July 2017. Mr. Conacher previously served as a member of the board of directors for AmpHP Inc., a venture-backed human performance company. He formerly served as a member of the board of directors of Mervin Manufacturing, a leading designer and manufacturer of snow boards and other board sports equipment, and PowerDot, Inc., a consumer electronics company that markets a muscle recovery and performance tool. Mr. Conacher brings extensive financial and operational experience to the Board.

Harvey S. Kanter is the President, Chief Executive Officer and a director of the Company. Mr. Kanter joined the Company in February 2019 in a transition role as Advisor to the Acting CEO and assumed the role of President and Chief Executive Officer and a director of the Company in April 2019. Mr. Kanter currently serves as a non-executive co-chair, Seattle University Center for Leadership Formation, Albers School of Business and Economics. Mr. Kanter served as a director and a member of the compensation committee of Potbelly Corporation, a publicly-traded company, from August 2015 until May 2019. Mr. Kanter has over 30 years of business experience, with an extensive background in the retail industry having served from March 2012 until June 2017 as the president and chief executive officer of Blue Nile, Inc., a leading online retailer of high-quality diamonds and fine jewelry and formerly a publicly-traded company. From March 2012 until February 2020, Mr. Kanter also served as a member of the board of directors of Blue Nile, Inc. and, from January 2014 until February 2020 as its chairman. From January 2009 to March 2012, Mr. Kanter was the chief executive officer and president of Moosejaw Mountaineering and Backcountry Travel, Inc., a leading multi-channel retailer of premium outdoor apparel and gear. From April 2003 to June 2008, Mr. Kanter served in various executive positions at Michaels Stores, Inc. He was a former brand ambassador for the Fred Hutch Cancer Research Institute, and previously served as an advisory member to the Seattle University Executive MBA Program. Mr. Kanter brings an extensive knowledge of integrated-commerce retailing, with strong strategic and operational expertise.

Carmen R. Bauza was appointed a director of the Company in December 2021. In March 2023, Ms. Bauza joined the board of directors of OneWater Marine Inc., a publicly-traded company, and serves as a member of its audit and compensation committees. Since May 2022, Ms. Bauza has also served on the board of directors of Zumiez, Inc., a publicly-traded company, and serves as a member of its audit and governance and nominating committees. Ms. Bauza serves as a member of the board of managers of Claire’s Holdings LLC. which she joined in October 2018. Most recently, Ms. Bauza was the chief merchandising officer at Fanatics, Inc. from January 2019 until April 2021. Prior to that, she was the chief merchandising officer at HSN from November 2016 until December 2017 and the senior vice president, general merchandise manager consumables, health and wellness at Walmart from June

2007 to October 2016. She previously held roles at Bath & Body Works, Five Below and The Walt Disney Company. Ms. Bauza currently serves as a member of the board of trustees at Seton Hill University and as a member of the advisory board of RoundTable Healthcare Partners Council. Ms. Bauza brings extensive retail and merchandising experience to the Board.

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

Willem Mesdag has been a director since January 2014. Since January 2005, Mr. Mesdag has been the managing partner of Red Mountain Capital Partners LLC, an investment management firm. Since January 2021, Mr. Mesdag has been a consultant for HPS Investment Partners, a global investment firm. Prior to founding Red Mountain in 2005, Mr. Mesdag was a partner and managing director of Goldman Sachs & Co., which he joined in 1981. Prior to Goldman Sachs, he was a securities lawyer at Ballard, Spahr, Andrews & Ingersoll, which he joined in 1978. He also serves on the board of Heidrick & Struggles International, Inc., a publicly-traded company. He previously served on the boards of 3i Group plc, Cost Plus, Inc., Encore Capital Group, Inc., Nature’s Sunshine Products, Inc. and Yuma Energy, Inc., all of which are or were publicly-traded companies. Having had an extensive career in international investment banking and finance and having served on domestic and international public-company boards, Mr. Mesdag brings to the Board significant knowledge and experience related to business and financial issues, corporate governance and brings an investor's perspective to the Board.

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

Elaine K. Rubin has been a director since April 2021. Since January 2010, Ms. Rubin has been the founder and president of Digital Prophets Network, LLC, a consulting, advisory and placement firm with a network of digital commerce experts that supports the growth of retail and direct-to-consumer businesses. Since October 2013, she has also served as an advisor to Hint, Inc., which produces fruit-infused water. Prior to that, Ms. Rubin previously held leadership positions at 1800flowers.com, iVillage.com and amazon.com. She previously served on the boards of Smart & Final Stores, Inc. and Blue Nile, Inc., both of which were formerly publicly-traded companies. Ms. Rubin co-founded shop.org in February 1996 and served as its elected chair of the board of directors from February 1996 to October 2007 and served on the board of the National Retail Federation (NRF) from 2001 until 2010. Ms. Rubin brings extensive knowledge and experience of digital commerce business and will provide a valuable insight to the Board as we continue to grow our direct business.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 51, has been our Executive Vice President, Chief Financial Officer and Treasurer since November 2017. Prior to that, Mr. Stratton served as our Senior Vice President, Chief Financial Officer and Treasurer from June 2014 to November 2017. From August 2009 to June 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer. Mr. Stratton joined the Company in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009. Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Francis C. Chane, 60, has been our Senior Vice President of Supply Chain and Customer Fulfillment since June 2011. Mr. Chane joined the Company in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was the vice president operations & facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to June 2008. Prior to that, Mr. Chane held various leadership positions with WearGuard Corporation, a division of Aramark Corporation.

John F. Cooney, 40, has been our Senior Vice President, Corporate Controller and Chief Accounting Officer since March 2022. Prior to that, Mr. Cooney was the Vice President of Finance and Managing Director, Corporate Controller and Chief Accounting Officer from May 2018 until March 2022 and was our Vice President of Finance, Corporate Controller and Chief Accounting Officer from May 2015 until May 2018 and our Vice President of Finance and Corporate Controller from June 2014 until May 2015. From November 2010 until June 2014, Mr. Cooney was our Director of Financial Accounting and Reporting. Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.

Anthony J. Gaeta, 53, has been our Chief Stores and Real Estate Officer since April 2023. Prior that that, Mr. Gaeta was the Chief Stores Officer from March 2022 until April 2023. From November 2017 until March 2022, Mr. Gaeta was the Senior Vice President of Store Sales and Operations. Prior to that, Mr. Gaeta was the Vice President of Store Operations and Training from November 2013 until November 2017 and a Zone Vice President from April 2010 until November 2013. Prior to joining the Company, Mr. Gaeta was a regional manager for Men’s Wearhouse from September 2007 until April 2010 and, prior to that, a regional vice president for After Hours Formalwear from March 2006 until September 2007.

Stacey A. Jones, 52, has been our Chief Human Resources Officer since February 2021. From May 2018 until February 2021, she served as Vice President, Managing Director of Human Resources. Prior to that, from April 2013 to April 2018, Ms. Jones was Vice President, Human Resources Operations. Ms. Jones joined the Company in October 2001 and has held a variety of positions in both Retail Operations and Human Resources. Prior to joining the Company, she held leadership positions with Converse, Inc., Jet Apparel and T.A.C. Group, Inc.

Robert S. Molloy, 63, has been our General Counsel since February 2008 and Secretary of the Company since May 2014. From May 2018 until February 2021, Mr. Molloy also served as Chief Administrative Officer. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008. Prior to May 1999, Mr. Molloy was a trial attorney.

James Reath, 51, joined the Company in September 2022 as our Chief Marketing Officer. Mr. Reath has over 20 years of marketing leadership experience with a particular focus on omni-retail, digital marketing, brand building and consumer insights. Prior to joining the Company, he was the senior vice president of marketing at Bed Bath & Beyond Inc. from January 2021 until July 2022. Prior to that, Mr. Reath served as the senior vice president, marketing at Macy’s, Inc. from April 2017 to December 2020. From November 2013 through April 2017, he was at BBDO New York where he served as executive vice president, head of retail from January 2016. Mr. Reath was with McKinney from June 2010 until November 2013, where he served as vice president and group account director until January 2012 when he was promoted to executive vice president – director of retail and shopper marketing and became a partner of the firm and member of the board of directors. He was also the chief marketing officer at Young & Rubicam from April 2008 until June 2010. He serves on the New Jersey Regional Council of the American Red Cross.

Allison Surette, 42, has been our Chief Merchandising Officer since March 2022. Prior to that, Ms. Surette was the Senior Vice President, General Merchandise Manager from May 2018 to March 2022 and Vice President, Merchandise Manager of Private Label, Active, Young Men’s and Outerwear from September 2016 to May 2018. Ms. Surette joined the Company in May 2006 as an Associate Planner and in June 2008, she transitioned into Merchandising as an Associate Buyer for Branded Collections. From October 2010 to January 2014, she served as a Buyer of Traditional Branded Collections and Buyer of Private Label Sportshirts and Outerwear. From January 2014 to September 2016, she was the Senior Buyer of Private Label Sportshirts and Outerwear. Prior to joining the Company, Ms. Surette was a planner for TJX from June 2003 until May 2006.

There are no family relationships between any of our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors during fiscal 2022, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner. However, on October 5, 2022, we reported the late filing for each of Messrs. Chane, Cooney, Gaeta, Kanter, Molloy and Stratton and Mses. Surette and Jones of stock options granted by the Board on March 9, 2021, subject to shareholder approval at the Company's Annual Meeting of Stockholders on August 5, 2021.

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of Messrs. Conacher and Mesdag and Ms. Ross. Each of the members of the Audit Committee is independent, as independence for Audit Committee members is defined under the rules of Nasdaq. Messrs. Conacher and Mesdag each qualify as an audit committee financial expert under the rules of the Securities Exchange Commission (the “SEC”).

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders that was filed with the SEC on June 30, 2022.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides a summary of our executive compensation philosophy and programs, and discusses the compensation paid to our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and certain of our other executive officers who served in fiscal 2022 (collectively, our “Named Executive Officers”).

Our Named Executive Officers for fiscal 2022 were:

➣
Harvey S. Kanter, President, CEO and Director
➣
Peter H. Stratton, Jr., Executive Vice President, CFO and Treasurer
➣
Anthony J. Gaeta, Chief Stores and Real Estate Officer
➣
Robert S. Molloy, General Counsel and Secretary
➣
Allison Surette, Chief Merchandising Officer

Fiscal 2022 Financial and Executive Compensation Highlights

Fiscal 2022 marked our second record-breaking year of sales, resulting in eight consecutive quarters of positive comparable sales growth and the second year of double-digit adjusted EBITDA margins. Total comparable sales growth was 10.9%, as compared to fiscal 2021. We reported net income of $89.1 million, or $1.33 per diluted share, as compared to net income of $56.7 million, or $0.83 per diluted share, in fiscal 2021. Net income for fiscal 2022 included the release of substantially all of the valuation allowance on deferred tax assets expected to be realized in future periods, which resulted in a non-recurring tax benefit of $31.6 million, or $0.47 per diluted share. Adjusted EBITDA, a non-GAAP measure, was $73.8 million, as compared to $76.9 million for fiscal 2021. The slight decrease in adjusted EBITDA for fiscal 2022 as compared to fiscal 2021 was due to deliberate investments in our business, specifically in marketing, as well as attracting and retaining talent, to drive the transformation of digital and our brand repositioning to support sales growth.

Our fiscal 2022 results exceeded our plan. When setting our plan for 2022, there was continuing uncertainty with respect to inflation, labor shortages, COVID-19 impacts, supply chain issues and geopolitical instability from the Russian invasion of Ukraine. However, through much of fiscal 2022 our sales outperformed both our plan and fiscal 2021 results, with increases in both our stores as well as our direct business. We believe that our brand repositioning resonated with our customer and enabled us to grow sales while maintaining strong margins, but believe we also benefited from some level of pent-up consumer demand and the fiscal stimulus policy in fiscal 2021. The compensation earned by our Named Executive Officers in fiscal 2022 was directly tied to our fiscal 2022 financial results.

The following table shows total compensation earned and total realized pay for each of the Named Executive Officers (NEOs) in fiscal 2022 as compared to fiscal 2021:

	Total Compensation(1)			Total Realized Pay (2)
Named Executive Officer	Fiscal 2022	Fiscal 2021	% Change	Fiscal 2022	Fiscal 2021	% Change
Harvey S. Kanter	$4,221,881	$3,616,278	16.7%	$6,881,634	$8,410,773	(18.2)%
Peter H. Stratton, Jr.	$1,153,866	$1,068,604	8.0%	$1,287,281	$1,040,363	23.7%
Anthony J. Gaeta	$831,020	$725,294	14.6%	$899,072	$663,061	35.6%
Robert S. Molloy	$1,014,167	$980,419	3.4%	$1,088,916	$947,702	14.9%
Allison Surette	$818,948	$-	-	$850,290	$-	-

(1)
Total compensation reflects amounts as reported in the “Summary Compensation Table.” The increase in total compensation in fiscal 2022 as compared to fiscal 2021 for Mr. Kanter was primarily related to his increase in base salary (which likewise increased performance-based pay that is based on Mr. Kanter's salary). Mr. Stratton's increase in total compensation was primarily due to an increased participation percentage in the AIP and an increase in base salary. Mr. Gaeta's increase in total compensation was primarily related to his promotion to Chief Stores Officer in March 2022.
(2)
Total realized pay is calculated as total compensation per the “Summary Compensation Table” minus the value of equity awards granted, as reported in the “Stock Awards” column and “Option Awards” column of that table, plus the value of any options exercised or stock awards that vested, as reflected in the “Option Exercises and Stock Vested” table for each of the respective years. Mr. Kanter's realized pay for fiscal 2021 included 480,000 PSUs that vested during fiscal 2021 as a result of the Company's common stock achieving the related performance metric, which was a 90-day volume-weighted average closing price of $4.00 and $6.00 per share. The PSUs were granted to Mr. Kanter when he was hired in February 2019.

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

When reviewing compensation, the Compensation Committee emphasizes Direct Compensation, which consists of total cash compensation (base salary and annual performance-based cash incentive awards) plus long-term incentive awards, which, prior to the COVID-19 pandemic, were primarily equity awards. Every year, we assess the effectiveness of our compensation plans with the goal of strengthening our overall compensation program as appropriate, including by setting performance metrics to ensure that compensation is aligned with performance that drives stockholder value. We also compare our performance metrics to those used by our peers and take into consideration the recommendations of proxy advisory services.

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

In February 2022, the Compensation Committee engaged Segal to review Mr. Kanter's base salary and total direct compensation in connection with the amendment of Mr. Kanter’s employment agreement with the Company, as further described below under “Employment Agreement - Harvey S. Kanter, Chief Executive Officer and Director.” Based on market insights from Segal, including information derived from published surveys on CEO compensation in retail companies with annual revenues of up to $500 million and trends in CEO compensation, the Compensation Committee approved an increase in Mr. Kanter's annual base salary from $735,000 to $850,000.

Fiscal 2022 Target Compensation

CEO Compensation. The Compensation Committee is responsible for determining the target compensation of our CEO. With respect to setting 2022 target compensation, working with Segal, the Compensation Committee compared each element of the CEO’s Direct Compensation to published survey data and data from the Company’s peer group. The Compensation Committee’s objective was that total target compensation should approximate the median target compensation of the Company’s compensation peer group.

Other Named Executive Officers. Our CEO is primarily responsible for recommending the compensation paid to our other Named Executive Officers, subject to the review and approval of the Compensation Committee. Our other Named Executive Officers are provided with a competitive base salary and an opportunity to earn performance awards each year, which are driven by our overall financial targets. Compensation to our other Named Executive Officers was most recently reviewed by Segal in May 2019, at which time Segal reported that such compensation was within the median (or 50% percentile) of the Company’s then proxy peer group. See “Compensation Components and Fiscal 2022 Compensation Decisions.”

Our Peers

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers, we focus primarily on public companies within the specialty retail apparel business with similar revenue and/or market capitalization. The companies in the fiscal 2022 peer group were:

•	Boot Barn Holding, Inc.	•	J.Jill, Inc.	•	Tilly’s Inc.

•	Build-A-Bear Workshop, Inc.	•	Kaspien Holding, Inc.	•	Vera Bradley

•	Cato Group	•	Kirkland’s, Inc.	•	Vince Holding Corp.

•	Citi Trends	•	Movado Group	•	Zumiez, Inc.

•	Delta Apparel, Inc.	•	Sportsman’s Warehouse

•	Duluth Holding, Inc.	•	Tile Shop Holdings

The Compensation Committee engaged Korn Ferry to review its peer group for fiscal 2023. As a result of that review and based on the recommendations of Korn Ferry, for fiscal 2023 the Company has removed Boot Barn Holding, Inc., Sportsman's Warehouse and Kaspien Holding, Inc. due to their annual revenues being outside of the preferred revenue parameters, and will add Shoe Carnival and Big 5 Sporting Goods to its 2023 peer group.

In order to develop an appropriate peer group, we consider companies with a range of revenues, assets and market capitalizations that may differ from those included by independent analysts such as Institutional Shareholder Services (ISS). With respect to our fiscal 2022 peers, we fell just below the median of the revenues and assets of our peer group. Our market capitalization was considered in developing our peer group, but due to the fact that our stock is so thinly traded, more weight was given to the revenue and assets. We do so because we believe that companies doing business in specialty retail markets with omni-channel distribution models provide a better benchmark for total shareholder return. An independent analyst may include a company that falls within the same Standard & Poor’s GICS code with similar revenue and market capitalization but with a different business model, business risks, geographic locations, customer base and industry traffic trends and which, consequently, may have nothing in common with our Company. For example, a company that owns automotive dealerships is within the same GICS code as our Company, but clearly has a distinctively different business model and is not affected by the same trends that affect specialty retail apparel.

Say-on-Pay

At our 2017 Annual Meeting, stockholders voted on a non-binding advisory proposal as to the frequency with which we should conduct an advisory vote on executive compensation (a "say-on-pay proposal"). At that meeting, and in accordance with the recommendation of our Board, 95.6% of votes cast voted for the “one-year” frequency for advisory votes on executive compensation. We intend to hold such vote every year, until the next “say-on-pay” frequency vote, which will be at our 2023 Annual Meeting.

At our 2022 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2022 Proxy Statement. Of the votes cast on the say-on-pay proposal, 99.5% voted in favor of the proposal. The Compensation Committee considered the results of the 2022 advisory vote and believes that it affirms support of our stockholders for our approach to executive compensation, namely to align short- and long-term incentives with the Company’s financial performance. We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

Risk Assessment/Clawback

We believe that our compensation programs do not provide incentives for unnecessary risk taking by our employees. Our employment agreements with each of our Named Executive Officers include a “clawback” provision that permits us to demand full repayment of certain amounts paid to the executive in the event we learn, after the executive’s termination, that the executive could have been terminated for “justifiable cause.” In addition, in August 2018, our Compensation Committee approved the Executive Incentive Pay Clawback Policy (“Clawback Policy”) that would allow the Company to recover all Excess Incentive-Based Compensation, as defined in the Clawback Policy, from each executive who willfully committed an act of fraud, dishonesty, or recklessness that contributed to any error or noncompliance that resulted in a financial restatement. Incentive-Based Compensation includes all cash and equity awards. In addition, pursuant to Section 10D of the Exchange Act, The Nasdaq Stock Market is required to adopt listing rules requiring the repayment of incentive-based compensation (as defined in Section 10D of the Exchange Act). Therefore, such incentive-based compensation to our Named Executive Officers will be subject to the provisions of any compensation recovery policy adopted by the Company as required by Section 10D of the Exchange Act and any other Company policy that may be adopted regarding compensation recovery, including to comply with any applicable law and government regulation.

Our emphasis on performance-based annual and long-term incentive awards is also designed to align executives with preserving and enhancing shareholder value. Based on these considerations, among others, we do not believe that our compensation policies and practices create risks that are likely to have a material adverse effect on our Company.

Compensation Components and Fiscal 2022 Compensation Decisions

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

CEO Target Compensation
27%
73%
Performance-
Based
46%
27%
Fixed - Salary
Annual Incentive Plan
Long-Term Incentive Plan

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

In March 2022, Mr. Gaeta was promoted to Chief Stores Officer and his base salary was increased from $295,000 to $325,000. In March 2022, Ms. Surette was promoted to Chief Merchandise Officer, and her base salary was increased from $285,000 to $314,000. Mr. Kanter's salary for fiscal 2022 was increased from $735,000 to $850,000 effective April 1, 2022, in accordance with the terms of his amended and restated employment agreement, discussed below.

Subsequent to fiscal 2022, Ms. Surette's base salary was adjusted to $350,000, effective January 29, 2023 and was adjusted to $375,000, effective April 16, 2023. Effective April 16, 2023, Mr. Gaeta was named Chief Stores and Real Estate Officer, and his salary was increased from $325,000 to $400,000.

•
Performance-based annual incentive plan

The Compensation Committee believes that a substantial portion of each Named Executive Officer’s compensation should tie directly to our Company’s financial performance. On April 2, 2022, the Compensation Committee approved our Fifth Amended and Restated Annual Incentive Plan (“AIP”) that provides for an annual performance-based cash incentive for all executives as well as certain non-executive employees, which was effective beginning with our 2022 AIP awards. The AIP was amended, among other things, to change the definition of employees eligible to participate in the AIP, which resulted in increased participation in the AIP.

2022 AIP Awards

On April 9, 2022, the Compensation Committee established the performance metrics for the 2022 AIP. For fiscal 2022, Mr. Kanter’s target participation in the AIP was at 100% of his earned salary and Mr. Molloy participated at 50% of his earned salary. Effective March 6, 2022, Mr. Stratton's participation rate increased from 55% to 60% and Mr. Gaeta's and Ms. Surette's participation rates increased from 40% to 50% and therefore resulted in a blended participation rate for each of them.

The performance metrics and potential payout levels were derived from the Company’s annual operating plan for fiscal 2022. The Compensation Committee believed that sales growth and profitability (adjusted EBITDA) continued to be the two most significant financial metrics for the 2022 AIP. In addition to the two financial metrics, specific departmental metrics were set for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation, as well as personal goals. For Messrs. Kanter, Stratton and Molloy, the financial metrics represented 80% of their AIP, and for Mr. Gaeta and Ms. Surette, these financial metrics represented 40%, and their respective departmental metrics represented 40% of their AIP. The remaining 20% for each of the Named Executive Officers was attributable to the achievement of pre-defined personal goals. See footnote 3 to the below table for a discussion of these personal goals.

The 2022 AIP metrics were intended to be achievable, with an approximate 50% probability of achievement; however, given the uncertainty surrounding the duration of the pandemic, the rollout of vaccines and its impact on our financial results, there was an inherent risk that these metrics might not be attainable. The decrease in our adjusted EBITDA target for fiscal 2022 as compared to actual adjusted EBITDA for fiscal 2021 was due to planned investments in our business, specifically in marketing and, as we reported, our cost structure in fiscal 2021 was not sustainable to support the current level of sales and future sales growth.

The 2022 AIP performance metrics and actual results against these metrics were as follows:

	Metric	Award % Weight for Metric other than Mr. Gaeta and Ms. Surette	Award % Weight of Metric for Mr. Gaeta	Award % Weight of Metric for Ms. Surette	Minimum/Maximum Potential Payout	2022 Target	2022 Actual	Payout % earned
Corporate Target 1	Sales	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 96.2% of target and 150% payout at 101.9% of target, with the exception of Mr. Kanter who was eligible for maximum payout of 200% at 101.9% of target.	$520.0 million	$545.8 million	150.0% (200.0% for Mr. Kanter)
Corporate Target 2	Adjusted EBITDA(1)	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 94.3% of target and 150% payout at 103.9% of target, with the exception of Mr. Kanter who was eligible for a maximum payout of 200% at 103.9% of target.	$53.0 million	$73.8 million	150.0% (200.0% for Mr. Kanter)
Department goals, if applicable	Store Operations	--	15.0%	--	Store conversion	(2)	(2)	150.0%
			15.0%		Payroll as a % of sales	(2)	(2)	150.0%
			10.0%		Net promoter score (NPS)	74	76	150.0%
	Merchandise			10.0%	Sales by category	(2)	(2)	150.0%
	Planning & Allocations	--	--	10.0%	Gross margin by category	(2)	(2)	139.6%
				10.0%	Inventory turnover	(2)	(2)	150.0%
				10.0%	Store conversion	(2)	(2)	150.0%
Personal Target 3	Discretionary – Personal Goals	20.0%	20.0%	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance was evaluated by the Compensation Committee). Participants were eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who was eligible to receive a discretionary award up to 40%. (3)

						Varies by NEO	Varies by NEO	25.0%-30.0% (40.0% for Mr. Kanter)
(1)
Adjusted EBITDA is calculated as earnings before interest, taxes and depreciation and amortization, adjusted to add back any asset impairment (gain).
(2)
The Company does not publicly disclose its store conversion rates, sales by category or gross margin by category. Any discussion of conversion rates, store payroll as a percentage of sales, and inventory turnover is limited to the percentage and/or dollar increase or decrease over a comparable period.
(3)
Personal goals are part of the Company’s annual performance review. At the start of the fiscal year, each associate, including each of our Named Executive Officers, develops his/her “SMART” (specific, measurable, achievable, relevant and time-bound) goals, each containing a quantifiable measure. The personal goals for Messrs. Molloy and Gaeta and Ms. Surette, which are approved by the CEO, consisted of a combination of quantifiable goals specific to their respective corporate function. Mr. Molloy’s personal goals were tied to ensuring strong corporate governance, legal and ethical compliance, and legal support and guidance throughout the organization. Mr. Gaeta’s personal goals were directly tied to the Company's stores achieving their metrics as well as team development. Ms. Surette's personal goals were strategic and tied to inventory management to maximize sales and gross margin growth, brand awareness and team development. The personal goals for our CFO were quantifiable and were tied directly to the Company's performance, as well as team development and professional development of staff. Our CEO’s personal goals were tied to the Company's current performance and development of a long-term strategic plan.

As a result of achieving the performance targets for fiscal 2022 pursuant to the 2022 AIP, as shown above, in March 2023 the Compensation Committee approved, upon the completion of the audited financial statements, cash bonus payouts to our NEOs as follows:

Named Executive Officer	Payout at Target	Total Payout %	Total Cash Payout
Harvey S. Kanter	$830,539	200%	$1,661,077
Peter H. Stratton, Jr.	$241,609	150%	$362,413
Anthony J. Gaeta	$158,221	145%	$229,421
Robert S. Molloy	$192,471	145%	$279,083
Allison Surette	$152,866	149%	$227,702

2023 AIP

On April 27, 2023, the Compensation Committee established the financial, operating and performance metrics for the 2023 AIP. Traditionally, the metrics for the AIP have been focused on the financial and operating performance of the Company in relation to our board-approved budget. However, given the significant uncertainty surrounding the U.S. economy, and the retail industry in particular, in 2023, in order to keep employees engaged and motivated to achieve strategic objectives should the macroeconomic situation deteriorate in 2023, the Compensation Committee added a second tier to the 2023 AIP program that would be a relative measure, comparing the Company's financial performance in fiscal 2023 against the financial performance of its 2023 compensation peer group.

Under this two-tier structure, the payout, if any, will be determined based on the higher achievement of either TIER I (based on the Company’s approved financial plan) or TIER II (based on the relative financial performance of the Company to its 2023 compensation peers). The maximum payout under TIER I remains 150% (200% for Mr. Kanter); however, the maximum payout under TIER II is capped at 100%.

TIER I is structured in the same manner as our 2022 AIP, and consists of two Corporate financial metrics with departmental targets for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation. Under TIER I, the Company’s financial performance metrics represent 80% for Messrs. Kanter, Stratton and Molloy and 40% for Mr. Gaeta and Ms. Surette. Mr. Gaeta’s performance metrics include specific store operation targets, and Ms. Surette's performance metrics include specific merchandising, planning and allocation targets, and represent 40% of their respective TIER I targets. Discretionary personal goals represent the remaining 20% for each of the Named Executive Officers.

TIER II consists of two Corporate financial metrics (Comparable Sales and Adjusted EBITDA Margin), each weighted 40% for each participant, with the remaining 20% representing discretionary personal goals. Our Comparable Sales and Adjusted EBITDA Margin results for fiscal 2023 will be compared to our 2023 compensation peer group on a quartile ranking. For each metric, if the Company ranks in (i) the top quartile, the payout would be 100%; (ii) the second quartile, the payout would be 75%; and (iii) the third quartile, the payout would be 50%. No payout is earned if the Company finishes in the fourth quartile.

The 2023 AIP performance metrics approved by the Compensation Committee are as follows:

	Metric	Award % Attributable to Metric, other than Mr. Gaeta and Ms. Surette	Award % Attributable to Metric for Mr. Gaeta	Award % Attributable to Metric for Ms. Surette	Minimum/Maximum Potential Payout
TIER I - Company's Financial Performance
Corporate Target 1	Sales	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 95.3% of target and 150% payout at 100.5% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 100.5% of target.
Corporate Target 2	Adjusted EBITDA	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 91.6% of target and 150% payout at 102.3% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 102.3% of target.
Personal Target	Discretionary- Personal Goals	20.0%	20.0%	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance will be evaluated by the Compensation Committee). Participants are eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who is eligible to receive a discretionary award up to 40%.

Departmental Goals, if applicable	Store Operations	-	40.0%	-	Includes payroll as a percentage of sales target, net promoter score target and store conversion target.
	Merchandise, Planning and Allocation	-	-	40.0%	Includes targets for sales by category, gross margin rates by category, inventory turnover and store conversion target.
					Departmental goals payouts range from 50% to 150% dependent upon achievement of the various targets.
TIER II - Measured Against the Company's 2023 Peers

Corporate - Target 1	Comparable Sales	40.0%	40.0%	40.0%	Top Quartile 100%; 2nd Quartile 75%; 3rd Quartile 50%; 4th Quartile no payout.
Corporate - Target 2	Adjusted EBITDA Margin	40.0%	40.0%	40.0%	Top Quartile 100%; 2nd Quartile 75%; 3rd Quartile 50%; 4th Quartile no payout.
Personal Targets	Discretionary- Personal Goals	20.0%	20.0%	20.0%	Same as discussed above, except that elements of departmental goals will be factored in with respect to participants who have departmental goals under Tier I, including Mr. Gaeta and Ms. Surette.

The above targets for each metric in TIER I were derived from the Company’s annual operating plan and budget for the 2023 fiscal year, and are intended to be achievable, with an approximate 50% probability of achievement. The likelihood of achieving the 2023 targets reflects the challenges inherent in achieving the goals and objectives of an ambitious operating plan, given the continuing uncertainty with respect to the economy, rising costs, and consumer spending. The Compensation Committee's adoption of the TIER II plan is to ensure that all participants in the recently expanded AIP will be motivated, despite any economic headwinds faced by the Company and, in all likelihood, its 2023 compensation peer group, in fiscal 2023.

For fiscal 2023, Mr. Kanter will continue to participate at 100% of his salary, Mr. Stratton will continue to participate at 60% of his salary, and Messrs. Molloy and Gaeta and Ms. Surette will continue to participate at 50% of their respective salaries.

•
Long-term incentive plans

The Company’s long-term incentive plan is designed to ensure that the interests of our executives are aligned with those of our stockholders to create sustainable shareholder value and to promote executive retention.

On March 30, 2022, the Compensation Committee approved the Fourth Amended and Restated Long-Term Incentive Plan (the "LTIP"), which was effective beginning with the 2022-2024 LTIP. The LTIP was amended to, among other things, add a definition for "Structured Retirement" and the related vesting of both time-based and performance-based awards under such Structured Retirement. The addition of Structured Retirement provides an opportunity for greater vesting upon retirement where the participant assists the Company in ensuring the succession of the participant’s position within the Company prior to the participant’s retirement. In order to be eligible to participate in a Structured Retirement, the participant must terminate employment after meeting the age and service requirements set forth in the LTIP, the Compensation Committee must confirm through proper corporate action that the participant has met all of the succession planning objectives set by the Compensation Committee for the participant, the participant must continue to work until the date required by the Compensation Committee (which may not be more than 60 days after the Compensation Committee confirms that the objectives have been met), and the participant must execute a release of claims in favor of the Company. The final determination as to whether the requirements of a Structured Retirement have been met is in the sole discretion of the Compensation Committee.

2020-2022 LTIP

The performance period for the Company’s 2020-2022 LTIP ended on January 28, 2023. The performance target, which was established by the Compensation Committee on June 11, 2020, and the actual performance achieved was as follows:

2020-2022 LTIP Performance Period

Metric	Weight of each target	Potential Payout	Target	Actual	Payout %
3-yr. relative total shareholder return as compared to 2020 disclosed proxy peers	100.0%	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.	2nd quartile	1st quartile	150.0%

Based on the above achievement, subsequent to the end of fiscal 2022, on March 6, 2023, the Compensation Committee approved, subject to the Audit Committee's approval of the Company's audited financial results, a total performance award of $2.8 million to be granted on March 23, 2023, in a combination of 50% cash and 50% RSUs. All awards are subject to further vesting through August 31, 2023. Approximately $1.6 million of the $2.8 million of the 2020-2022 LTIP award was earned by the Named Executive Officers.

The following is a summary of the awards granted to our Named Executive Officers on March 23, 2023 as a result of achieving the performance metrics under the 2020-2022 LTIP:

Name	RSUs	Cash	Total Award
Harvey S. Kanter	$468,563	$468,563	$937,126
Peter H. Stratton, Jr.	$103,688	$103,688	$207,376
Anthony J. Gaeta	$77,438	$77,438	$154,876
Robert S. Molloy	$98,438	$98,438	$196,876
Allison Surette	$74,813	$74,813	$149,626

2021-2023 LTIP and 2022-2024 LTIP

The following is a summary of the 2021-2023 LTIP and 2022-2024 LTIP in effect, but not completed, during fiscal 2022:

Summary of LTIPs	2021-2023		2022-2024
Effective date	March 8, 2021		April 9, 2022
Performance period	3yrs		3yrs
End of Performance Period	February 3, 2024		February 1, 2025
Target cash value	Annual Salary * Participation Rate		Annual Salary * Participation Rate
	Time-Based	Performance-Based	Time-Based	Performance-Based
Allocation of Target Cash Value	50%	50%	50%	50%
Award type	at effective date: 25% Options 75% Cash	RSUs, Cash or a combination thereof, when earned	at effective date: 50% RSUs 75% Cash	RSUs, Cash or a combination thereof, when earned
Vesting period	25% April 1, 2022 25% April 1, 2023 25% April 1, 2024 25% April 1, 2025	any award earned subject to additional vesting through August 31, 2024	25% April 9, 2023 25% April 1, 2024 25% April 1, 2025 25% April 1, 2026	any award earned subject to additional vesting through August 31, 2025

Performance Targets (1):	Target:	Min/Max Payout:	Target:	Min/Max Payout:
	3-yr. relative total shareholder return as compared to 2021 disclosed proxy peers (2) (100% weight)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.	3-yr. relative total shareholder return as compared to 2022 disclosed proxy peers (3) (100% weight)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.

(1)
The Compensation Committee established just one performance metric, “Three-Year Relative Total Shareholder Return”, for both LTIPs and believed that this metric appropriately aligned management with the interests of our stockholders. The use of stock options for the 2021-2023 LTIP helped to preserve share availability under the Company’s 2016 Incentive Compensation Plan, as amended (the “2016 Plan”) given the depressed stock price at the time these LTIPs were approved. The issuance of only 25% Options in connection with the 2021-2023 LTIP was a direct result of the then-share price and share availability.
(2)
For the Company and each of its 2021 disclosed proxy peers, the three-year relative total shareholder return will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 29, 2021 and February 2, 2024, adjusted for any dividends paid.
(3)
For the Company and each of its 2022 disclosed proxy peers, the three-year relative total shareholder return will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 28, 2022 and January 31, 2025, adjusted for any dividends paid.

At the time of establishing the performance targets, the Compensation Committee believed that the above metrics reflected the Company’s primary objective of returning to profitability in fiscal 2021 and, in both instances, driving shareholder return.

The following table illustrates the components of the LTIPs with the respective vesting dates, illustrating that the time-based portion of the LTIP acts as a retention tool:

		% of	Vesting of Awards by Fiscal Year:
Approval date	Performance Period	total award	2022	2023	2024	2025	2026
3/8/2021	2021-2023 LTIP
	Time-Based Awards, vest April 1 (1), subject to forfeiture	50%	25%	25%	25%	25%	—
	Performance-Based Awards- vest August 31, if achieved	50%	—	—	100%	—	—

4/9/2022	2022-2024 LTIP
	Time-Based Awards, vest April 1 (1), subject to forfeiture	50%	—	25%	25%	25%	25%
	Performance-Based Awards- vest August 31, if achieved	50%	—	—	—	100%	—
(1)
The first tranche of time-based awards vest on April 1 following the end of the first year of the performance period or one year from the date of grant, whichever is later.

2023-2025 LTIP

Effective May 1, 2023, the Compensation Committee established and approved the metric for the 2023-2025 LTIP. Consistent with the past three years, the Compensation Committee established a 3-year relative total shareholder return ("TSR") as the only metric under the 2023-2025 LTIP. The Compensation Committee believes that the selection of a relative total TSR against the Company’s 2023 compensation peers aligns the interests of the LTIP participants with the interests of the Company’s stockholders. The Compensation Committee granted the time-based awards for the 2023-2025 LTIP in a combination of 50% restricted stock units and 50% cash.

•
Discretionary Cash and Equity Awards

No discretionary cash or equity awards were granted to our Named Executive Officers in fiscal 2022.

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

After six months of service with us, all of our employees, including our Named Executive Officers, are eligible to participate in our 401(k) Plan, and after one year of employment are eligible for a Company match. For the 2021 plan year, the Company suspended its QACA ("Qualified Automatic Contribution Arrangement") safe harbor and, while not required, the Company made a discretionary employer match for 2021. The Company resumed its QACA safe harbor status for fiscal 2022.

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

The Compensation Committee
Willem Mesdag, Chair
Jack Boyle
Lionel F. Conacher

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our Named Executive Officers for fiscal 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Harvey S. Kanter	2022	$830,539	—	$829,813	—	$2,402,969	$158,560	$4,221,881
President and Chief Executive	2021	$735,000	$73,500	$443,260	$207,035	$2,069,448	$88,035	$3,616,278
Officer	2020	$686,942	—	—	$436,880	$902,425	$84,682	$2,110,929

Peter H. Stratton, Jr.	2022	$405,846	—	$195,263	—	$526,585	$26,172	$1,153,866
Executive Vice President, Chief	2021	$395,000	$39,500	$98,088	$51,844	$458,525	$25,647	$1,068,604
Financial Officer and Treasurer	2020	$369,173	—	—	$61,358	$200,022	$25,472	$656,025

Anthony J. Gaeta	2022	$322,115	—	$134,310	—	$352,030	$22,565	$831,020
Chief Stores and Real Estate Officer	2021	$295,000	$29,500	$73,256	$38,281	$267,217	$22,040	$725,294
	2020	$275,711	—	—	$45,824	$112,162	$21,864	$455,561

Robert S. Molloy	2022	$384,942	—	$165,988	—	$434,942	$28,295	$1,014,167
General Counsel and Secretary	2021	$375,000	$37,500	$93,122	$49,218	$397,809	$27,770	$980,419
	2020	$350,481	—	—	$58,251	$156,598	$27,595	$592,925

Allison Surette	2022	$311,558	—	$129,763	—	$346,156	$31,471	$818,948

(1)
The amounts reflect the fair value, as of grant date, of awards computed in accordance with FASB ASC Topic 718, and not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year. The fair value of stock option awards was estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all awards is included in Note A and Note I to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
(2)
See the table "Stock Awards" below for a breakdown of 2022 amounts reflected in this column. The amounts reflected under "Stock Awards" include the grant of restricted stock units on March 22, 2023 as a result of the Company's achieving its performance targets under the 2020-2022 LTIP. The potential value of the award at threshold, target and maximum was previously reported in the "2020 Grants of Plan-Based Awards" under "Estimated Future Payouts Under Equity Incentive Plan Awards."

The fair value associated with the performance-based component of the equity awards under the 2022-2024 LTIP was determined based on the probable outcome of the performance conditions as of the service-inception date. Because the achievement of the performance targets under the 2022-2024 LTIP was not deemed probable as of the service-inception date, no value was attributed to the performance-based portion of these awards. The following reflects the fair values of the performance-based equity portion of the 2022-2024 LTIP assuming the highest level of performance conditions will be achieved for each of the Named Executive Officers:

Harvey S. Kanter	$541,875
Peter H. Stratton, Jr.	$137,363
Anthony J. Gaeta	$85,313
Robert S. Molloy	$101,325
Allison Surette	$82,425
(3)
Represents cash awards earned under the 2022 AIP, cash earned under the performance-based component of the 2020-2022 LTIP, the third tranche of time-vested cash of the 2019-2020 LTIP, the second tranche of time-vested cash under the 2020-2022 LTIP and the first tranche of time-vested cash under the 2021-2023 LTIP. See table “2022 Non-Equity (Cash) Incentive Plan Compensation” below for additional detail.
(4)
See table “All Other Compensation” below for a breakdown of 2022 amounts reflected in this column.

The following table provides a breakdown of the amounts in fiscal 2022 in the "Stock Awards" column of the Summary Compensation Table above:

Name	2020-2022 LTIP Performance-Based (1)	2022-2024 LTIP Time-Based (2)	Total Stock Awards
Harvey S. Kanter	$468,563	$361,250	$829,813
Peter H. Stratton, Jr.	$103,688	$91,575	$195,263
Anthony J. Gaeta	$77,438	$56,872	$134,310
Robert S. Molloy	$98,438	$67,550	$165,988
Allison Surette	$74,813	$54,950	$129,763

(1)
Represents the grant-date fair value of restricted stock units granted on March 22, 2023, as a result of the Company's achieving its performance targets under the 2020-2022 LTIP. The RSUs are subject to vesting through August 31, 2023.
(2)
Represents the grant-date fair value of time-based RSUs issued under the 2022-2024 LTIP, which vest in four tranches with the first 25% vesting on April 9, 2023 and the remaining tranches vesting on April 1, 2024, April 1, 2025 and April 1, 2026.

The following table provides a breakdown of the amounts for fiscal 2022 in the “2022 Non-Equity (Cash) Incentive Plan Compensation” column of the Summary Compensation Table above:

Name	Annual Incentive Plan (1)	2020-2022 LTIP Performance-Based(2)	2019-2021 LTIP Time-Based(3)	2020-2022 LTIP Time-Based (3)	2021-2023 LTIP Time-Based (3)	Total Non- Equity (Cash)
Harvey S. Kanter	$1,661,077	$468,563	$78,094	$78,094	$117,141	$2,402,969
Peter H. Stratton, Jr.	$362,413	$103,688	$17,281	$17,281	$25,922	$526,585
Anthony J. Gaeta	$229,421	$77,438	$12,906	$12,906	$19,359	$352,030
Robert S. Molloy	$279,083	$98,438	$16,406	$16,406	$24,609	$434,942
Allison Surette	$227,702	$74,813	$12,469	$12,469	$18,703	$346,156
(1)
Each Named Executive Officer earned a cash bonus under the 2022 AIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2022 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information about the payouts under the 2022 AIP.
(2)
Represents the cash portion of the award earned under the performance-based component of the 2020-2022 LTIP that was granted on March 22, 2023, with additional vesting through August 31, 2023.
(3)
Represents the vesting of the third tranche of the time-based cash award granted in August 2019 under the 2019-2021 LTIP, the second tranche of the time-based cash award granted in June 2020 under the 2020-2022 LTIP and the first tranche of the time-based cash award granted in March 2021 under the 2021-2023 LTIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2022 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information.

The following table provides a breakdown of the amounts for fiscal 2022 in the “All Other Compensation” of the Summary Compensation Table above:

Name	Auto Allowance	401(k)	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Travel Allowance	Total Other Compensation
Harvey S. Kanter	$10,000	$10,675	$12,876	$5,009	$120,000	$158,560
Peter H. Stratton, Jr.	$8,400	$10,675	$4,034	$3,063	$—	$26,172
Anthony J. Gaeta	$8,400	$10,675	$—	$3,490	$—	$22,565
Robert S. Molloy	$8,400	$10,675	$4,821	$4,399	$—	$28,295
Allison Surette	$8,400	$10,675	$10,465	$1,931	$—	$31,471

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

Under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure. We last identified our median employee on December 31, 2020. There has been no change in our employee population or employee compensation arrangements since that time that we believe would significantly impact the pay ratio disclosure for 2022 and require the calculation of a new median employee. However, the employee we identified as our median employee at that time terminated employment with us during fiscal 2022 and as a result, as permitted by SEC rules for fiscal 2022, we have replaced this employee with another full-time employee who earns substantially the same annual compensation.

The total annual compensation for our CEO, Mr. Kanter, for fiscal 2022, as shown in the “Summary Compensation Table”, was $4,221,881. The total annual compensation for our new median employee, who is a full-time employee, was $40,361, calculated using the same methodology as used in the “Summary Compensation Table”. Based on this information, for fiscal 2022 the ratio of the annual total compensation of Mr. Kanter, our CEO, to the median of the annual total compensation of all employees was 105 to 1.

The methodology used to identify the median employee in 2020 was to evaluate all employees, other than our CEO, employed by the Company as of December 31, 2020, including those employees who were furloughed for any period of time, and performed the following:

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

PAY VERSUS PERFORMANCE

Pay Versus Performance Table

In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Act, below is disclosure regarding executive compensation for Harvey Kanter, our principal executive officer (“PEO”), our non-PEO NEOs, and our Company financial performance for the fiscal years listed below. The Compensation Committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the years shown. The amounts shown for “Compensation Actually Paid” have been calculated in accordance with Item 402(v) of Regulation and do not reflect compensation actually earned, realized, or received by our NEO's. These amounts reflect total compensation per the Summary Compensation Table with certain adjustments as described in the following table and footnotes.

For more information concerning our philosophy of how we align compensation for our NEOs to certain performance metrics, refer to the “Compensation Discussion and Analysis” above.

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($)(3)	Total Shareholder Return ($)	Peer Group Total Shareholder Return ($)(4)	Net Income ($)(000's)	Adjusted EBITDA (Non-GAAP) ($)(000's)(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2022	$4,221,881	$7,093,048	$954,500	$1,482,529	$663.06	$124.59	$89,123	$73,808
2021	$3,616,278	$13,729,433	$909,752	$1,878,242	$390.09	$114.78	$56,713	$76,862
2020	$2,110,929	$2,270,835	$579,831	$563,984	$72.07	$106.22	$(64,538)	$(24,197)

(1)
For each fiscal year, the following table is a reconciliation of the adjustments between the compensation for our PEO per the Summary Compensation Table (column (b)) and Compensation Actually Paid (column c)):

Fiscal Year:	2020	2021	2022
Summary Compensation Table ("SCT") Total for PEO (column b)	$2,110,929	$3,616,278	$4,221,881
Deduct - SCT "Stock Award" value	—	(443,260)	(829,813)
Deduct - SCT "Option Award" value	(436,880)	(207,035)	—
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that vested in current year	(81,267)	4,203,022	227,798
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that are outstanding and unvested as of the current year-end	(59,872)	4,412,134	2,474,982
Add - year-end fair value of equity awards granted in the current year that are outstanding and unvested as of the current year-end	737,926	2,148,295	998,200
Add or Deduct - vesting date fair value of equity awards granted and vested in current year	—	—	—
Deduct - fair value as of prior year end of equity awards granted in prior years that failed to vest in the current year	—	—	—
Compensation Actually Paid to PEO (column c)	$2,270,835	$13,729,433	$7,093,048

(2)
Our Non-PEOs NEOs for fiscal 2022 were Peter H. Stratton, Anthony J. Gaeta, Robert S. Molloy and Allison Surette. For fiscal 2021 and fiscal 2020 our Non-PEO NEOs were Ujjwal Dhoot, our former Chief Marketing Officer, and Messrs. Stratton, Molloy and Gaeta.
(3)
For each fiscal year, the following table is a reconciliation of the adjustments between the average compensation for our Non-PEO NEO's per the Summary Compensation Table (column d)) and Average Compensation Actually Paid to Non-PEO NEO's (column e)):

Fiscal Year:	2020	2021	2022
Average Summary Compensation Table Total for Non-PEO NEO's (column d)	$579,831	$909,752	$954,500
Deduct - SCT "Stock Award" value	—	(79,352)	(156,331)
Deduct - SCT "Option Award" value	(53,009)	(44,496)	—
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that vested in current year	(44,540)	122,413	31,521
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that are outstanding and unvested as of the current year-end	(14,636)	524,801	464,934
Add - year-end fair value of equity awards granted in the current year that are outstanding and unvested as of the current year-end	96,338	445,124	187,905
Add or Deduct - vesting date fair value of equity awards granted and vested in current year	—	—	—
Deduct - fair value as of prior year end of equity awards granted in prior years that failed to vest in the current year	—	—	—
Average Compensation Actually Paid to Non-PEO NEO's (column e)	$563,984	$1,878,242	$1,482,529
(4)
The Peer Group TSR used in this table is the Dow Jones U.S. Apparel Retailers Index (assuming reinvestment of all dividends), which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K, included in our Annual Report on Form 10-K for the year ended January 28, 2023. The comparison assumes $100 was invested for the period starting January 31, 2020, through the end of each fiscal year.
(5)
We have identified Adjusted EBITDA as our Company Selected Measure. Adjusted EBITDA is a Non-GAAP financial measure. For our Company, Adjusted EBITDA represents earnings before interest, taxes and depreciation and amortization and is adjusted to add back any asset impairment (gain).

Pay Versus Performance Relationships Descriptions

The following charts depict the relationships between PEO and non-PEO NEO Compensation Actually Paid ("CAP") and the financial metrics included in the table above. The key factor that drove the change in CAP for our PEO and non-PEO NEOs as compared to these financial metrics was the increase in our stock price over the periods reflected, as our LTIP awards are based solely on Company relative TSR. In addition, in fiscal 2021, the CAP for our PEO reflects the value of performance stock units that vested when our stock price reached certain thresholds in fiscal 2021.

Description of Relationship Between PEO and Non-PEO Compensation Actually Paid and Company's TSR

The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our Non-PEO NEOs, and the Company’s cumulative TSR over the three most recently completed fiscal years.

CAP vs. Company TSR
Compensation Actually Paid
$14,000,000
$12,000,000
$10,000,000
$8,000,000
$6,000,000
$4,000,000
$2,000,000
$-
Cumulative Company TSR
(value of initial $100 investment)
$700
$600
$500
$400
$300
$200
$100
$-
$72.07
$390.09
$663.06
2020
2021
2022
PEO
Average for Non-PEO NEOs
Company TSR

Description of Relationship Between the Company TSR and Peer Group Cumulative TSR

The following chart shows the cumulative TSR of the Company, assuming an initial fixed $100 investment and computed in accordance with the requirements of Item 402(v) of Regulation S-K, versus the Dow Jones U.S. Apparel Retailers, assuming an initial fixed $100 investment on February 1, 2020 (end of fiscal 2019) and computed in accordance with the requirements of Item 402(v) of Regulation S-K.

Company TSR vs. Peer Group TSR

Cumulative TSR
(value of initial $100 investment)
$780
$680
$580
$480
$380
$280
$180
$80

	2019	2020	2021	2022
Company Cumulative TSR	$100.00	$72.07	$390.09	$663.06
Peer Group Cumulative TSR	$100.00	$106.22	$114.78	$124.59

Company Cumulative TSR   Peer Group Cumulative TSR

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Net Income (Loss)

The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our Non-PEO NEOs and net income (loss) during the three most recently completed fiscal years. Net income for fiscal 2022 included a non-recurring tax benefit related to the release of our tax valuation allowance of $31.6 million. The net loss for fiscal 2020 included a $14.8 million asset impairment charge.

CAP vs. Net Income (Loss)
Compensation Actually Paid
$15,000,000
$13,000,000
$11,000,000
$9,000,000
$7,000,000
$5,000,000
$3,000,000
$1,000,000
$(1,000,000)
$(3,000,000)
$(5,000,000)
Net Income (in thousands)
$95,000
$75,000
$55,000
$35,000
$15,000
$(5,000)
$(25,000)
$(45,000)
$(65,000)
$89,123
$56,713
$(64,538)
2020
2021
2022
PEO
Average for Non-PEO NEOs
Net Income (Loss)

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Company-Selected Measure

The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our Non-PEO NEOs, and Adjusted EBITDA, a non-GAAP measure (our Company-Selected Measure) during the three most recently completed fiscal years.

CAP vs. Adjusted EBITDA
Compensation Actually Paid
Adjusted EBITDA
$15,000,000
$13,000,000
$11,000,000
$9,000,000
$7,000,000
$5,000,000
$3,000,000
$1,000,000
$(1,000,000)
$(3,000,000)
$(5,000,000)
$90,000
$70,000
$50,000
$30,000
$10,000
$(10,000)
$(30,000)
$(24,197)
$76,862
$73,808
2020
2021
2022
PEO
Average for Non-PEO NEOs
Adjusted EBITDA

Tabular List of Most Important Performance Measures

As discussed above in more detail under "Compensation Discussion and Analysis - Compensation Components and Fiscal 2022 Compensation Decisions," the Compensation Committee uses several financial and operational performance measures in making its compensation decisions. The following list represents the most important financial performance measures used by the Company to link Compensation Actually Paid to our PEO and other NEOs to Company performance for fiscal 2022.

• Adjusted EBITDA (a non-GAAP measure)
• TSR
• Sales Growth

Employment Agreements

Harvey S. Kanter, President, Chief Executive Officer and Director

On February 19, 2019, we entered into an employment agreement with Mr. Kanter (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Kanter was appointed President, Chief Executive Officer and a director of the Company effective April 1, 2019. From February 19, 2019 to March 31, 2019, Mr. Kanter served as an Advisor to the Acting CEO. The initial term of the Employment Agreement was three years, and could be automatically renewed, upon the same terms and conditions, for successive periods of one year, unless either party terminated the agreement in accordance with its terms.

In February 2022, the Compensation Committee engaged Segal to review Mr. Kanter’s direct compensation. Effective April 1, 2022, the Company and Mr. Kanter entered into an amended employment agreement (the "Amended Employment Agreement"). The initial term of the Amended Employment Agreement is for three years, unless terminated earlier in accordance with its terms (the "Initial Term"). At the expiration of the Initial Term, the Amended Employment Agreement will automatically renew, upon the same terms and conditions, for successive periods of one year, unless either party provides advance written notice in accordance with the agreement.

Pursuant to his Amended Employment Agreement, Mr. Kanter receives an annual base salary of $850,000 as President and Chief Executive Officer with an annual automobile allowance of $10,000. Mr. Kanter receives a quarterly travel allowance in the amount of $30,000, which is intended to be used for travel between Mr. Kanter's home and the Company’s corporate offices.

Under Mr. Kanter's initial Employment Agreement, Mr. Kanter was granted 720,000 PSUs. Of the 720,000 PSUs, 480,000 vested in fiscal 2021, and 240,000 PSUs expired unvested on April 1, 2023. Under the terms of the Amended Employment Agreement, the Company agreed to grant Mr. Kanter a new performance share award after April 1, 2023 (but not later than December 31, 2023), if the remaining 240,000 PSUs did not vest. The amount and terms of such award will be determined by the Board in its sole discretion.

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

Pursuant to the Amended Employment Agreement, if Mr. Kanter terminates his employment for Good Reason (as defined in the Amended Employment Agreement) or the Company terminates his employment without Justifiable Cause (as defined in the Amended Employment Agreement):

(i)
During the Initial Term of the Amended Employment Agreement, Mr. Kanter will be eligible to receive, subject to certain requirements described in the Employment Agreement, a severance payment equal to (x) the base salary he would have been paid through the end of the Initial Term plus (y) bonuses under the AIP for the remaining partial and complete fiscal years in the Initial Term as if Mr. Kanter had remained employed through the end of the Initial Term. Bonuses will be calculated assuming target and any partial year will be prorated. The severance payment will be paid in 24 monthly installments; and
(ii)
During any one-year period that commences after the end of the Initial Term, Mr. Kanter will be eligible to receive a payment equal to (x) his then current base salary plus (y) the then value of his target bonus under the AIP, payable in 24 monthly installments, and,
(iii)
If the Company timely elects not to renew the Amended Employment Agreement after the Initial Term, Mr. Kanter will be eligible to receive a payment equal to (i) three months of his then current base salary plus (ii) the then value of 25% of his target bonus under the AIP, payable in 24 monthly installments.

If Mr. Kanter’s employment is terminated by him for Good Reason or by the Company without Justifiable Cause during the one-year period following a Change in Control (as defined in the 2016 Plan), then Mr. Kanter will be eligible to receive, subject to certain requirements described in the Employment Agreement, a payment equal to (i) two times his then current base salary plus (ii) the then value of two times his target bonus under the AIP, generally payable in a lump sum within 60 days of the termination of his employment following a Change in Control.

In addition, if a termination of Mr. Kanter’s employment prior to the expiration of the Initial Term meets the requirements of a Structured Retirement (as defined in the LTIP, as described above) such termination will be deemed to be a termination by the Company without Justifiable Cause. Additionally, for purposes of the AIP, a termination of his employment that meets the requirements of a Structured Retirement and that occurs at any time during the employment term (including after the Initial Term) will be deemed to be a termination by the Company without Justifiable Cause under the AIP.

Employment Agreements with Other Named Executive Officers

We have employment agreements with each of Named Executive Officers other than our CEO (the “NEO Employment Agreements”). The term of each NEO Employment Agreement begins on the respective effective date and continues until terminated by either party. Our Named Executive Officers are eligible to participate in our AIP. Each Named Executive Officer is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

Each of the NEO Employment Agreements provide that, if the executive officer’s employment is terminated by us at any time for any reason other than “justifiable cause” (as defined in the NEO Employment Agreements), disability or death, we are required to pay the executive the executive's then current base salary for five months after the effective date of such termination. This severance benefit is conditioned upon the executive’s execution of a general release. These payments are not made if the executive is terminated with “justifiable cause,” the executive resigns, or the executive dies or becomes disabled. The Named Executive Officers would also be entitled to additional payments or acceleration of awards under the AIP and LTIP programs, in accordance with the terms of those plans.

If the Named Executive Officer’s employment is terminated at any time within one year following a Change of Control (as defined in the NEO Employment Agreements) other than for "justifiable cause," or if the executive resigns for “good reason” (as defined in the NEO Employment Agreements), then we will be obligated to pay the executive an amount equal to twelve months of the executive’s highest base salary in effect at any time during the six-month period ending on the date of the Change of Control. This payment also is conditioned upon the executive’s execution of a general release. Payments made under this provision are to be reduced if and to the extent necessary to avoid any payments or benefits to the executive being treated as “excess parachute payments” within the meaning of Internal Revenue Code Section 280G(b)(i).

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

Estimated Potential Payments to Named Executive Officers

The following table shows the payments that would be made to our Named Executive Officers assuming a “termination without cause” or a “resignation for good reason” (each a “Qualifying Termination”) or a Qualifying Termination following a Change in Control, as described in the employment agreements, as of January 28, 2023 (the last day of fiscal year 2022).

				Long-Term Incentive Plan
Name	Continued Base Salary(1)	Annual Incentive Plan (2)	Sign-on and Discretionary Awards (3)	Time- Based Awards (4)	Performance- Based Compensation (5)	Total Potential Payments
Harvey S. Kanter
Qualifying Termination	$3,683,333	$1,661,077	$1,398,179	$5,242,927	$1,590,929	$13,576,445
Qualifying Termination due to change in control	$3,400,000	$1,661,077	$1,398,179	$5,242,927	$1,590,929	$13,293,111
Peter H. Stratton, Jr.
Qualifying Termination	$203,500	$362,413	$70,793	$1,169,713	$353,158	$2,159,577
Qualifying Termination due to change in control	$407,000	$362,413	$70,793	$1,169,713	$353,158	$2,363,077
Anthony J. Gaeta
Qualifying Termination	$162,500	$229,421	$51,075	$853,532	$261,049	$1,557,577
Qualifying Termination due to change in control	$325,000	$229,421	$51,075	$853,532	$261,049	$1,720,077
Robert S. Molloy
Qualifying Termination	$193,000	$279,083	$67,213	$1,070,005	$328,687	$1,937,988
Qualifying Termination due to change in control	$386,000	$279,083	$67,213	$1,070,005	$328,687	$2,130,988
Allison Surette
Qualifying Termination	$157,000	$227,702	$51,075	$834,856	$252,201	$1,522,835
Qualifying Termination due to change in control	$314,000	$227,702	$51,075	$834,856	$252,201	$1,679,835
(1)
Because Mr. Kanter was in the Initial Term of his Amended Employment Agreement as of January 28, 2023, for a Qualifying Termination, Mr. Kanter would have been entitled to receive, as continued base salary, the sum of the remaining base salary and annual incentive payout, assuming target, that he would have received during the Initial Term of his employment. For the other Named Executive Officers, continued base salary for Qualifying Termination assumes six months of salary, which includes one month for notice. Continued base salary for Qualifying Termination due to change in control is the sum of two times base salary plus the then-amount of the annual incentive payout at target for Mr. Kanter and one-year base salary for the other Named Executive Officers.
(2)
The amounts represent the actual incentive earned for 2022 AIP. See "Compensation Discussion and Analysis - Compensation Components and Fiscal 2022 Compensation Decisions - Discretionary Cash and Equity Awards" for more information regarding this award.
(3)
Represents the prorated vesting of a discretionary grant of stock options granted on March 9, 2021 to Mr. Kanter and all then-active participants of the 2018-2020 LTIP. The table also includes a prorated vesting of Mr. Kanter’s RSUs that were granted to him in connection with his hiring.

(4)
Time-based awards under our LTIPs represent time-based RSUs and Stock options under our 2019-2021 LTIP, 2020-2022 LTIP, 2021-2023 LTIP and 2022-2024 LTIP. Because the respective performance periods for the 2019-2021 LTIP and the 2020-2022 LTIP would have been complete as of January 28, 2023, all outstanding awards would have become fully vested under both a Qualifying Termination and Qualifying Termination due to a change in control. Because the 2021-2023 LTIP would have completed the second year of its performance period and the 2022-2024 LTIP would have completed the first year of its performance period, as of January 28, 2023, each participant would have vested in RSUs and stock options based on a pro-rata vesting percentage, which is calculated based on the number of effective days of participation over the total number of days in the performance period.
(5)
Includes the actual performance award earned under the 2020-2022 LTIP. Because the performance periods for the 2021-2023 LTIP and the 2022-2024 LTIP were not complete as of January 28, 2023, for a Qualifying Termination, each participant would be entitled to receive a pro-rated vesting percentage, at the end of the performance period for each of the respective LTIPs based on the actual performance level achieved. The above table assumes the performance level achieved is at target. For a Qualifying Termination due to a change in control, each participant would be entitled to receive a pro-rated vesting percentage, at the date of the change in control at target. Mr. Kanter’s remaining 240,000 PSUs would forfeit unexercised unless, during the thirty-days following his termination, a performance target is achieved. In such case, he would be entitled to any unvested PSUs that would have vested as though he had not been terminated. The respective PSUs expired on April 1, 2023.
(6)
All time-based RSUs awards that would vest upon an assumed termination on January 28, 2023 were valued using the closing stock price of our stock on January 28, 2023 of $7.36 per share. The value of all outstanding stock options that would become exercisable upon an assumed termination on January 28, 2023 were valued using the spread between the closing stock price of our stock on January 28, 2023 and the respective exercise price of such stock option.

Clawback Policy

Our employment agreements with our executives, including our CEO and our other Named Executive Officers, contain a “clawback” provision that provides for remedies in the event we learn, after the executive’s termination by us, other than for “justifiable cause,” that his or her termination could have been terminated for “justifiable cause.” Pursuant to the employment agreements, an executive shall be required to pay to the Company all amounts paid to the executive other than such portion of an executive’s base salary and reimbursement of expenses accrued through the date of the termination; all vested and unvested awards, as defined therein, held by the executive shall immediately expire; and the executive shall be required to pay to the Company an amount equal to any gains resulting from the exercise or payment of any awards.

In addition, in August 2018, our Compensation Committee approved a clawback policy that requires our Named Executive Officers to reimburse the Company for bonuses and other incentive compensation and stock sale profits if the Company is required to restate its financial statements, as a result of misconduct, due to material noncompliance with the financial reporting requirements of the securities laws. Finally, pursuant to Section 10D of the Exchange Act, The Nasdaq Stock Market is required to adopt listing rules requiring the repayment of incentive-based compensation (as defined in Section 10D of the Exchange Act). Therefore, such incentive-based compensation to our Named Executive Officers will be subject to the provisions of any compensation recovery policy adopted by the Company as required Section 10D of the Exchange Act and any other Company policy that may be adopted regarding compensation recovery, including to comply with any applicable law and government regulation.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2022.

2022 GRANTS OF PLAN-BASED AWARDS

		Service	Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Inception	Threshold		Target		Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
	Date	Date	($)		($)		($)	($) (1)	($) (1)	($) (1)	(#)	(#)	($ / Sh)	($)
Harvey S. Kanter
2022 AIP (2)		4/9/2022	$166,108		$830,539		$1,661,078	—	—	—	—	—	—	—
2022-2024 LTIP, Time-Based (3)	4/9/2022	1/30/2022	$-		$361,250		$-	—	—	—	71,962	—	—	$361,250
2022-2024 LTIP, Performance-Based (3)	4/9/2022	1/30/2022	$90,313		$361,250		$541,875	$90,313	$361,250	$541,875	—	—	—	—
Peter H. Stratton, Jr.
2022 AIP (2)		4/9/2022	$48,322		$241,609		$362,413	—	—	—	—	—	—	—
2022-2024 LTIP, Time-Based (3)	4/9/2022	1/30/2022	—		$91,575		—	—	—	—	18,242	—	—	$91,575
2022-2024 LTIP, Performance-Based (3)	4/9/2022	1/30/2022	$22,894		$91,575		$137,363	$22,894	$91,575	$137,363	—	—	—	—
Anthony J. Gaeta
2022 AIP (2)		4/9/2022	$31,644		$158,221		$237,332	—	—	—	—	—	—	—
2022-2024 LTIP, Time-Based (3)	4/9/2022	1/30/2022	—		$56,875		—	—	—	—	11,329	—	—	$56,872
2022-2024 LTIP, Performance-Based (3)	4/9/2022	1/30/2022	$14,219		$56,875		$85,313	$14,219	$56,875	$85,313	—	—	—	—
Robert S. Molloy
2022 AIP (2)		4/9/2022	$38,494		$192,471		$288,707	—	—	—	—	—	—	—
2022-2024 LTIP, Time-Based (3)	4/9/2022	1/30/2022	—	—	$67,550	—	—	—	—	—	13,456	—	—	$67,550
2022-2024 LTIP, Performance-Based (3)	4/9/2022	1/30/2022	$16,888	—	$67,550	—	$101,325	$16,888	$67,550	$101,325	—	—	—	—
Allison Surette
2022 AIP (2)		4/9/2022	$30,573		$152,866		$229,298	—	—	—	—	—	—	—
2022-2024 LTIP, Time-Based (3)	4/9/2022	1/30/2022	—		$54,950		—	—	—	—	10,946	—	—	$54,950
2022-2024 LTIP, Performance-Based (3)	4/9/2022	1/30/2022	$13,738		$54,950		$82,425	$13,738	$54,950	$82,425	—	—	—	—

(1)
Performance-based awards under the LTIP plans are denominated in dollars at the service inception date. The actual grant date of equity awards will occur only if the performance targets are achieved. See footnote 3 below for additional information on the 2022-2024 LTIP.
(2)
The threshold payout for each executive assumes the achievement of only the individual personal goals, target payout assumes 100%, and the maximum payout assumes 150% of the payout targets under the 2022 AIP, with the exception of the maximum payout for Mr. Kanter which is 200%. See “Compensation Components and Fiscal 2022 Compensation Decisions - Performance-based annual incentive plan – 2022 AIP” for more information on the targets set under the 2022 AIP. The respective actual cash payment made to each of the Named Executive Officers under the 2022 AIP is included in the “Summary Compensation Table” for fiscal 2022.
(3)
On April 9, 2022, the Compensation Committee approved the performance target for the 2022-2024 LTIP. The performance-based awards represent 50% of the total potential payout under the 2022-2024 LTIP, and assumes that 50% is payable in cash and 50% payable in equity. The amounts in the above table represent the dollar value of any future grant of cash and equity assuming a potential payout at threshold, target and maximum for each executive estimated based on achieving 50%, 100% and 150%, respectively, of the payout targets set by the Compensation Committee. The actual grant of equity will occur only if the performance targets are achieved. The remaining 50% of the total potential payout under the 2022-2024 LTIP represents time-based awards, which were granted 50% cash and 50% in RSUs. The above table reflects the cash award and the RSUs that were granted on April 9, 2022. The cash award and the RSUs vest in four equal tranches, with the first tranche vesting on April 9, 2023, and the remaining tranches vesting on April 1, 2024, April 1, 2025, and April 1, 2026. See “Compensation Components and Fiscal 2022 Compensation Decisions - Long-term incentive plans - 2022-2024 Performance Period” above for more information on the targets.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2022.

2022 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)		($)	Date	(#)		($)(1)	(#)		($)(1)
Harvey S. Kanter	—	—	—				—		—	240,000	(2)	1,766,400
	—	—	—				60,000	(3)	$441,600	—		—
	—	—	—				45,669	(4)	$336,120	—		—
	—	—	—				71,962	(5)	$529,640
	—	150,000	—	(6)	$0.64	6/10/2030	—		—	—		—
	—	—	442,040	(7)	$0.53	6/11/2030	—		—	—		—
	—	—	251,970	(8)	$0.69	3/8/2031	—		—	—		—
	—	70,843	—	(9)	$0.75	3/9/2031	—		—	—		—

Peter H. Stratton, Jr.	77,818	—	97,818	(7)	$0.53	6/11/2030	—		—	—		—
	18,586	—	55,758	(8)	$0.69	3/8/2031	—		—	—		—
	12,038	24,078	—	(9)	$0.75	3/9/2031	—		—	—		—
	—	—	—				10,106	(4)	$74,380	—		—
	—	—	—				18,242	(5)	$134,261	—		—

Anthony J. Gaeta	73,054	—	73,054	(7)	$0.53	6/11/2030	—		—	—		—
	13,881	—	41,641	(8)	$0.69	3/8/2031	—		—	—		—
	8,686	17,372	—	(9)	$0.75	3/9/2031	—		—	—		—
	—	—	—				7,547	(4)	$55,546	—		—
	—	—	—				11,329	(5)	$83,381	—		—

Robert S. Molloy	92,866	—	92,865	(7)	$0.53	6/11/2030	—		—	—		—
	17,645	—	52,934	(8)	$0.69	3/8/2031	—		—	—		—
	11,429	22,858	—	(9)	$0.75	3/9/2031	—		—	—		—
	—	—	—				9,594	(4)	$70,612	—		—
	—	—	—				13,456	(5)	$99,036	—		—

Allison Surette	4,261	—	—	(10)	$4.49	9/11/2026	—		—	—		—
	70,578	—	70,577	(7)	$0.53	6/11/2030	—		—	—		—
	13,410	—	40,230	(8)	$0.69	3/8/2031	—		—	—		—
	8,686	17,372	—	(9)	$0.75	3/9/2031	—		—	—		—
	—	—	—				7,291	(4)	$53,662	—		—
	—	—	—				10,946	(5)	$80,563	—		—

(1)
The value of shares was calculated using the closing price of our common stock of $7.36 on January 27, 2023.
(2)
This award represents a sign-on award granted to Mr. Kanter in Fiscal 2019. The original award was a grant of 720,000 PSUs that would vest in installments when the following milestones were met: one-third of the PSUs vest when the trailing 90-day volume-weighted average closing stock price (“VWAP”) is $4.00, one-third of the PSUs vest when the VWAP is

$6.00 and one-third when the VWAP is $8.00. The first two tranches of the PSUs vested in fiscal 2021. The remaining 240,000 PSUs expired on April 1, 2023.
(3)
This award represents a sign-on award granted to Mr. Kanter in fiscal 2019. The original award consisted of a grant of 240,000 RSUs that vested ratably over four years, with the remaining tranche vesting on April 1, 2024.
(4)
These awards represent the unvested portion of RSUs granted on August 7, 2019 in connection with our 2019-2021 LTIP. These awards vested on April 1, 2023.
(5)
These awards represent the unvested portion of RSUs granted on April 9, 2023 in connection with our 2022-2024 LTIP. These awards vest in four equal tranches on April 9, 2023, April 1, 2024, April 1, 2025 and April 1, 2026.
(6)
This award represents a discretionary grant of stock options to Mr. Kanter in fiscal 2020 that originally vested in three equal tranches. The remaining tranche vested on April 1, 2023.
(7)
These awards represent stock options granted on June 11, 2020 in connection with the time-based portion of our 2020-2022 LTIP. The awards vest in four equal tranches on June 11, 2021, April 1, 2022, April 1, 2023 and April 1, 2024.
(8)
These awards represent stock options granted on March 8, 2021 in connection with the time-based portion of our 2021-2023 LTIP. The awards vest in four equal tranches on April 1, 2022, April 1, 2023, April 1, 2024 and April 1, 2025.
(9)
These awards represent a discretionary grant of stock options on March 9, 2021 to Mr. Kanter and the active members of management who were participants in the 2018-2020 LTIP. The awards vest in three equal tranches on March 9, 2022, March 9, 2023 and March 9, 2024.
(10)
This award represents a pro-rata grant of stock options issued to Ms. Surette in connection with her promotion in fiscal 2016 in accordance with the terms of the LTIP.

Option Exercises and Stock Vested Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2022.

2022 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of shares Vested (#)(2)	Value Realized on Vesting ($) (3)
Harvey S. Kanter	490,432	$2,448,759	194,676	$1,040,807
Peter H. Stratton, Jr.	20,000	$105,400	41,637	$223,278
Anthony J. Gaeta	18,719	$37,064	30,798	$165,298
Robert S. Molloy	18,317	$28,758	39,530	$211,979
Allison Surette	—	$—	30,043	$161,105

(1)
The “Value Realized on Exercise” is the market price of the underlying security on the date of exercise, minus the exercise cost. The value realized is for informational purposes only and does not purport to represent that such individual actually sold the underlying shares, or that the underlying shares were sold on the date of exercise. Furthermore, such value realized does not take into consideration individual income tax consequences.
(2)
The stock awards that vested during fiscal 2022 include the time-based awards granted under the 2019-2021 LTIP as well as the RSUs granted for the performance-based compensation under the 2019-2021 LTIP which vested on August 31, 2022.
(3)
The “Value Realized on Vesting” is the market price of the underlying security on the date of vesting. The value realized is for informational purposes only and does not purport to represent that such individual actually sold the underlying shares, or that the underlying shares were sold on the date of vesting. Furthermore, such value realized does not take into consideration individual income tax consequences.

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

The Company suspended its QACA safe harbor during the 2021 plan year and, while not required, the Company made a discretionary employer match for 2021. The Company resumed its QACA status for fiscal 2022.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board with respect to the compensation paid to our non-employee directors.

The Company's Non-Employee Director Compensation Plan, as amended to date, sets forth the compensation to be paid to our non-employee directors, including in the form of equity. The plan has a minimum equity ownership requirement that requires each director to receive at least 60% of their annual retainers in shares of common stock until the value of their equity ownership is equal to at least three times the annual retainer. Any shares issued to satisfy the minimum equity ownership requirement are issued under the Company’s 2016 Incentive Compensation Plan, as amended (the “2016 Plan”). The plan also permits the Company’s non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash fees for service as a director. The plan is a stand-alone plan and is not a sub-plan under our 2016 Plan. Accordingly, shares issued under the plan for voluntary elections to receive shares of common stock in lieu of cash fees do not reduce the shares available for issuance under the 2016 Plan. The maximum number of shares that can be issued in any quarter pursuant to the plan is limited to 250,000 shares in the aggregate, with the shortfall paid in cash.

We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company. We believe that the total compensation that our non-employee directors receive is in line with our current peer group. Our non-employee directors were compensated under the plan as follows in fiscal 2022:

•
each independent director received a quarterly retainer of $33,750;
•
the Chairman of the Board or Lead Director, as applicable, received a quarterly retainer of $10,000;
•
the Chairperson of the Audit Committee received a quarterly retainer of $5,000; and
•
the Chairperson of each other Board committee received a quarterly retainer of $2,500.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2022. Mr. Kanter is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director. Compensation earned by Mr. Kanter is included above in the “Summary Compensation Table.”

2022 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Lionel F. Conacher, Chairman	$195,000	$—	—	—	$195,000
Carmen R. Bauza	54,000	80,990	—	—	134,990
Jack Boyle	72,500	72,490	—	—	144,990
Willem Mesdag	—	144,987	—	—	144,987
Ivy Ross	77,500	67,495	—	—	144,995
Elaine K. Rubin	—	134,982	—	—	134,982

(1)
For fiscal 2022, Mr. Mesdag and Ms. Rubin elected to receive all compensation in unrestricted shares of common stock. Mr. Conacher elected to receive 100% of his compensation in cash. Mr. Boyle elected to receive 50% of his compensation in unrestricted shares of common stock and 50% in cash. Ms. Ross elected to receive 50% of her retainer in cash and 50% in unrestricted shares of common stock, with any chairperson fees in cash. Until Ms. Bauza reaches the required minimum ownership threshold, she was required to elect 60% of her retainer in unrestricted shares of common stock and she elected the balance in cash. The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the consolidated closing price of our common stock on the grant date. Payments are made at the beginning of each quarter, with the grant date being the first business day of each respective quarter.

(2)
Represents the portion of each director’s compensation that was paid in the form of equity through the issuance of unrestricted shares of common stock. The fractional share value is forfeited.
(3)
There were no stock option grants to any of the directors in fiscal 2022. The following directors had the respective number of stock options outstanding at January 28, 2023: Mr. Boyle: 15,000; Mr. Conacher: 15,000; and Mr. Mesdag: 15,000.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee who served on the Compensation Committee during fiscal 2022 was at any time during fiscal 2022 or at any other time an officer or employee of our Company. During fiscal 2022, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 12, 2023. We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
AWM Investment Company, Inc. c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, New York 10022	9,399,297	(2)	14.9%
Wolf Hill Capital Management, LP 35 Mason Street 2nd Floor Greenwich, Connecticut 06830	4,831,340	(3)	7.7%
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	3,681,487	(4)	5.9%
Seymour Holtzman 100 N Wilkes Barre Blvd. Wilkes Barre, PA 18702	3,667,591	(5)	5.8%
The Vanguard Group 100 Vanguard Blvd. Malvern, Pennsylvania 19355	3,157,073	(6)	5.0%
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 62,895,439 shares of our common stock outstanding as of May 12, 2023.
(2)
Based on a Form 4 filed on March 17, 2023. AWM Investment Company, Inc. is the investment adviser to Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Cayman Fund, L.P. (“SSCF”) and Special Situations Private Equity Fund, L.P. (“SSPE,” and together with SSFQP and SSCF, “the Funds”). Of the shares reflected in the table, (i) 5,729,930 shares are held directly by SSFQP, (ii) 1,799,797 shares are held directly by SSCF and (iii) 1,869,570 shares are held directly by SSPE. As the investment adviser to the Funds, AWM holds sole voting and investment power over these shares.
(3)
Based on Schedule 13G, dated May 23, 2023. Wolf Hill Capital Management, LP (“Wolf Hill Capital”) is the investment manager of, and may be deemed to indirectly beneficially own, (i) 3,663,323 shares owned by Wolf Hill Partners, LP (the “Fund”) and (ii) 1,168,017 shares held in certain separate managed accounts for whom Wolf Hill Capital acts as sub-advisor ("Managed Accounts"). Wolf Hill General Partner, LLC is the general partner of both Wolf Hill Capital and the Fund and may be deemed to beneficially own securities owned by each of them. Mr. Gary Lehrman is the managing member of, and may be deemed to beneficially own, securities owned by Wolf Hill General Partner, LLC. The Fund disclaims beneficial ownership of the shares held by the Managed Accounts, and the Managed Accounts disclaim beneficial ownership of the shares held by the Fund.
(4)
Based on Schedule 13G, dated February 3, 2023. BlackRock Inc. and its subsidiaries BlackRock Advisors, LLC, Aperio Group, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc. and BlackRock Investment Management, LLC reported beneficial ownership of an aggregate of 3,681,487 shares of common stock for which they possess sole dispositive power, and an aggregate of 3,631,970 shares of common stock for which they possess sole voting power.
(5)
Based on Amendment No. 63 to Schedule 13D dated January 12, 2023. Of these shares, 278,733 shares are held by Jewelcor Management, Inc. Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc.
(6)
Based on Schedule 13G, dated February 9, 2023. Of the shares reflected in the table, The Vanguard Group possesses shared dispositive power for 140,471 shares of common stock, sole dispositive power for 3,016,602 shares of common stock and shared voting power of 121,161 shares of common stock.

Security Ownership of Management

The following table sets forth certain information as of May 12, 2023, with respect to our directors, our Named Executive Officers (as defined above under “Executive Compensation”) and our directors and executive officers as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Lionel F. Conacher	338,404	(2)	*
Chairman of the Board
Harvey S. Kanter	815,430	(3)	1.3%
President and Chief Executive Officer and Director
Peter H. Stratton, Jr.	401,224	(4)	*
Executive Vice President, Chief Financial Officer and Treasurer
Anthony J. Gaeta	285,002	(5)	*
Chief Stores and Real Estate Officer
Robert S. Molloy	418,852	(6)	*
General Counsel and Secretary
Allison Surette	224,578	(7)	*
Chief Merchandise Officer
Jack Boyle, Director	457,745	(2)	*
Carmen R. Bauza, Director	24,108		*
Willem Mesdag, Director	3,028,460	(8)	4.8%
Ivy Ross, Director	187,179		*
Elaine K. Rubin, Director	74,783		*
Directors and executive officers as a group (15 persons)	6,890,796	(9)	10.6%

* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 62,895,439 shares of our common stock outstanding as of May 12, 2023.
(2)
Includes 15,000 shares subject to stock options exercisable within 60 days.
(3)
Includes 490,431 shares subject to stock options exercisable within 60 days.
(4)
Includes 187,977 shares subject to stock options exercisable within 60 days.
(5)
Includes 144,714 shares subject to stock options exercisable within 60 days.
(6)
Includes 197,446 shares subject to stock options exercisable within 60 days.
(7)
Includes 154,319 shares subject to stock options exercisable within 60 days.
(8)
Includes 15,000 shares subject to stock options exercisable within 60 days and 435,568 shares of deferred stock receivable upon Mr. Mesdag’s separation from the Board. Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc. Of the 2,569,765 shares owned (i) 420,286 shares are held by the Mesdag Family Limited Partnership, (ii) 97,529 shares are held by the Mesdag Family Foundation, (iii) 44,746 shares are held by the 2012 Mesdag Trust, (iv) 1,763,373 shares are held by Red Mountain Capital Partners LLC, and (v) 243,831 shares are held by Red Mountain Capital Management Inc. Mr. Mesdag disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein. With the exception of the stock options and deferred stock, these shares are held in a margin account. There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged.
(9)
Includes 1,538,878 shares subject to stock options exercisable within 60 days and 435,568 shares of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 28, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,752,010	$0.83	(2)	3,873,006
Equity compensation plans not approved by security holders (3)	—	—		694,066
Total	4,752,010	$0.83		4,567,072
(1)
Includes 3,556,434 outstanding stock options, 520,008 outstanding RSUs, 240,000 outstanding PSUs and 435,568 outstanding deferred stock awards.
(2)
The weighted-average exercise price is calculated solely based upon outstanding stock options and excludes RSUs, PSUs and deferred stock awards.
(3)
Pursuant to the Non-Employee Director Compensation Plan, we have 1,500,000 shares authorized for stock issuances in lieu of cash director fees, of which 694,066 shares were available at January 28, 2023.

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

There have been no related party transactions since January 30, 2022, in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Amendment, as applicable.

Director Independence

Our Board is currently comprised of seven members, all of whom are independent, under the rules for Nasdaq, other than Mr. Kanter, the Company’s CEO.

Item 14. Principal Accountant Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended January 28, 2023. KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firm for the fiscal years ended January 28, 2023 ("fiscal 2022") and January 29, 2022 (“fiscal 2021”):

	Fiscal 2022	Fiscal 2021
Audit Fees (1)	$995,000	$1,060,500
Audit-Related Fees	—	—
Tax Fees (2)	160,000	125,000
All Other Fees (3)	1,780	1,780
Total Fees	$1,156,780	$1,187,280

(1)
Audit Fees related to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K and services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings in both fiscal years.
(2)
Tax fees related to professional services rendered in connection with income tax return preparation and compliance services. Tax fees for fiscal 2021 include an adjustment of $25,000 for out of scope fees that were subsequently paid but were within the amounts preapproved by the audit committee.
(3)
All Other Fees related to an annual fee for access to an online accounting research tool.

Pre-Approval of Services by Independent Auditors

The Audit Committee has adopted a policy governing the provision of audit and non-audit services by our independent registered public accounting firm. Pursuant to this policy, the Audit Committee will consider annually and approve the provision of audit services (including audit, review and attest services) by our independent registered public accounting firm and consider and pre-approve the provision of certain defined permitted non-audit services within a specified dollar limit. It will also consider on a case-by-case basis and approve specific engagements that do not fit within the definition of pre-approved services or established fee limits, if appropriate. The policy provides that any proposed engagement that does not fit within the definition of a pre-approved service or is not within the fee limits must be presented to the Audit Committee for consideration at its next regular meeting or to the Chair of the Audit Committee in time sensitive cases. The Audit Committee will regularly review summary reports detailing all services (and related fees and expenses) being provided to us by the independent registered public accounting firm.

All of the services provided in fiscal 2022 and fiscal 2021 under Audit Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

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

DESTINATION XL GROUP, INC.
May 30, 2023	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter
President and Chief Executive Officer

/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Executive Vice President, Chief Financial Officer and Treasurer