Form 10-Q
period 2023-07-29
DESTINATION XL GROUP, INC.
filed 2023-08-24
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

As of August 16, 2023, the registrant had 60,389,665 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 29, 2023	January 28, 2023
	(Fiscal 2023)	(Fiscal 2022)

ASSETS
Current assets:
Cash and cash equivalents	$19,246	$52,074
Short-term investments	43,536	—
Accounts receivable	884	1,720
Inventories	87,532	93,004
Prepaid expenses and other current assets	6,754	7,214
Total current assets	157,952	154,012

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	35,397	39,062
Operating lease right-of-use assets	132,930	124,356
Deferred income taxes, net of valuation allowance	23,966	31,455
Intangible assets	1,150	1,150
Other assets	565	563
Total assets	$351,960	$350,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,899	$27,548
Accrued expenses and other current liabilities	27,506	36,875
Operating leases, current	37,727	37,329
Total current liabilities	86,132	101,752

Long-term liabilities:
Operating leases, non-current	111,907	106,912
Other long-term liabilities	3,821	4,706
Total long-term liabilities	115,728	111,618

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,605,837 and 78,229,861 shares issued at July 29, 2023 and January 28, 2023, respectively	786	782
Additional paid-in capital	323,512	321,516
Treasury stock at cost, 17,874,322 shares at July 29, 2023 and 15,625,172 shares at January 28, 2023	(116,291)	(105,386)
Accumulated deficit	(56,156)	(74,756)
Accumulated other comprehensive loss	(1,751)	(4,928)
Total stockholders' equity	150,100	137,228
Total liabilities and stockholders' equity	$351,960	$350,598

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(Fiscal 2023)	(Fiscal 2022)	(Fiscal 2023)	(Fiscal 2022)

Sales	$140,043	$144,634	$265,485	$272,289
Cost of goods sold including occupancy costs	69,664	69,316	134,190	133,104
Gross profit	70,379	75,318	131,295	139,185

Expenses:
Selling, general and administrative	47,446	49,461	95,727	96,058
Impairment (gain) of assets	—	(47)	—	(398)
Depreciation and amortization	3,468	3,992	6,945	7,979
Total expenses	50,914	53,406	102,672	103,639

Operating income	19,465	21,912	28,623	35,546

Loss on termination of pension plan	(4,174)	—	(4,174)	—
Interest income (expense), net	505	(100)	844	(243)

Income before provision (benefit) for income taxes	15,796	21,812	25,293	35,303
Provision (benefit) for income taxes	4,163	(35,130)	6,693	(35,027)

Net income	$11,633	$56,942	$18,600	$70,330

Net income per share - basic	$0.19	$0.91	$0.30	$1.11
Net income per share - diluted	$0.18	$0.85	$0.28	$1.04

Weighted-average number of common shares outstanding:
Basic	61,977	62,688	62,334	63,384
Diluted	65,449	66,670	65,829	67,519

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(Fiscal 2023)	(Fiscal 2022)	(Fiscal 2023)	(Fiscal 2022)
Net income	$11,633	$56,942	$18,600	$70,330

Other comprehensive income before taxes:
Foreign currency translation	—	(3)	—	(7)
Pension plans	65	68	131	135
Recognized loss on termination of pension plan	4,174	—	4,174	—
Other comprehensive income before taxes	4,239	65	4,305	128
Tax provision related to items of other comprehensive income	(1,111)	—	(1,128)	—
Other comprehensive income, net of tax	3,128	65	3,177	128
Comprehensive income	$14,761	$57,007	$21,777	$70,458

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Loss	Total
Balance at January 28, 2023	78,230	$782	$321,516	(15,625)	$(105,386)	$(74,756)	$(4,928)	$137,228
Board of directors' compensation	15	—	108	—	—	—	—	108
Stock compensation expense	—	—	404	—	—	—	—	404
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,146	—	—	—	—	1,146
Issuance of common stock, upon RSUs release	251	3	(3)	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(81)	(1)	(445)	—	—	—	—	(446)
Exercise of stock options	81	1	215	—	—	—	—	216
Other comprehensive income, net of taxes	—	—	—	—	—	—	49	49
Net income	—	—	—	—	—	6,967	—	6,967
Balance at April 29, 2023	78,496	$785	$322,941	(15,625)	$(105,386)	$(67,789)	$(4,879)	$145,672

Board of directors' compensation	25	—	112	—	—	—	—	112
Stock compensation expense	—	—	411	—	—	—	—	411
Exercise of stock options	85	1	48	—	—	—	—	49
Repurchase of common stock, including excise tax	—	—	—	(2,249)	(10,905)	—	—	(10,905)
Other comprehensive income, net of taxes	—	—	—	—	—	—	3,128	3,128
Net income	—	—	—	—	—	11,633		11,633
Balance at July 29, 2023	78,606	$786	$323,512	(17,874)	$(116,291)	$(56,156)	$(1,751)	$150,100

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Loss	Total
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219
Board of directors' compensation	29	—	125	—	—	—	—	125
Stock compensation expense	—	—	366	—	—	—	—	366
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,138	—	—	—	—	1,138
Issuance of common stock, upon RSUs release	313	3	(3)	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(85)	(1)	(414)	—	—	—	—	(415)
Exercise of stock options	41	1	22	—	—	—	—	23
Repurchase of common stock	—	—	—	(946)	(4,847)	—	—	(4,847)
Other comprehensive income	—	—	—	—	—	—	63	63
Net income	—	—	—	—	—	13,388	—	13,388
Balance at April 30, 2022	77,323	$773	$320,745	(13,702)	$(97,505)	$(150,491)	$(5,462)	$68,060

Board of directors' compensation	25	1	125	—	—	—	—	126
Stock compensation expense			386	—	—	—	—	386
Issuance of common stock, upon RSUs release	5	—	—	—	—	—	—	—
Shares withheld for taxes related to net share settlement	—	—	(6)	—	—	—	—	(6)
Exercise of stock options	7	—	3	—	—	—	—	3
Repurchase of common stock	—	—	—	(2,249)	(10,813)	—	—	(10,813)
Other comprehensive income	—	—	—	—	—	—	65	65
Net income	—	—	—	—	—	56,942	—	56,942
Balance at July 30, 2022	77,360	$774	$321,253	(15,951)	$(108,318)	$(93,549)	$(5,397)	$114,763

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	July 29, 2023	July 30, 2022
	(Fiscal 2023)	(Fiscal 2022)
Cash flows from operating activities:
Net income	$18,600	$70,330
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issuance costs	38	38
Impairment (gain) of assets	—	(398)
Loss on pension plan termination	4,174	—
Gain from the sale of equipment	(129)	—
Depreciation and amortization	6,945	7,979
Deferred taxes, net of valuation allowance	7,489	(35,538)
Stock compensation expense	815	752
Board of directors' stock compensation	220	251

Changes in operating assets and liabilities:
Accounts receivable	836	660
Inventories	5,472	(14,964)
Prepaid expenses and other current assets	460	(1,889)
Other assets	(40)	(46)
Accounts payable	(6,649)	2,797
Operating leases, net	(3,181)	(3,268)
Accrued expenses and other liabilities	(8,811)	(2,855)
Net cash provided by operating activities	26,239	23,849

Cash flows from investing activities:
Additions to property and equipment, net	(4,665)	(4,056)
Proceeds from sale of equipment	129	—
Purchase of short-term investments	(43,536)	—
Net cash used for investing activities	(48,072)	(4,056)

Cash flows from financing activities:
Repurchase of common stock	(10,814)	(12,728)
Tax withholdings paid related to net share settlements	(446)	(421)
Proceeds from the exercise of stock options	265	26
Net cash used for financing activities	(10,995)	(13,123)
Net increase (decrease) in cash and cash equivalents	(32,828)	6,670
Cash and cash equivalents:
Beginning of period	52,074	15,506
End of period	$19,246	$22,176

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2023 is a 53-week period ending on February 3, 2024, and fiscal 2022 was a 52-week period which ended on January 28, 2023.

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

Short-Term Investments

Short-term investments consist of those investments that have a maturity date, when acquired, that is greater than three months and twelve months or less. These investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair value due to the short period between purchase and maturity.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. See Note 11 - Fair Value Measurement for information regarding the fair value of certain financial assets.

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three and six months ended July 29, 2023 and July 30, 2022 were as follows:

	July 29, 2023			July 30, 2022
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(4,879)	$—	$(4,879)	$(5,399)	$(63)	$(5,462)

Other comprehensive income (loss) before reclassifications, net of taxes	23	—	23	76	(3)	73

Recognition of loss on pension termination, net of taxes (1)	3,080	—	3,080	—	—	—

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	25	—	25	(8)	—	(8)

Other comprehensive income (loss) for the period	3,128	—	3,128	68	(3)	65

Balance at end of quarter	$(1,751)	$—	$(1,751)	$(5,331)	$(66)	$(5,397)

	July 29, 2023			July 30, 2022
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(4,928)	$—	$(4,928)	$(5,466)	$(59)	$(5,525)

Other comprehensive income (loss) before reclassifications, net of taxes	29	—	29	155	(7)	148

Recognition of loss on pension termination, net of taxes (1)	3,080		3,080	—	—	—

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	68	—	68	(20)	—	(20)

Other comprehensive income (loss) for the period	3,177	—	3,177	135	(7)	128

Balance at end of quarter	$(1,751)	$—	$(1,751)	$(5,331)	$(66)	$(5,397)
(1)
In connection with the Company's decision to terminate its pension plan, during the second quarter of fiscal 2023 the Company completed a partial settlement and accordingly recognized a pro-rated portion of AOCI in the amount of $4.2 million, or $3.1 million net of taxes.

(2)
Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The Company recognized expense of $34,000, or $25,000 net of taxes, for the three months ended July 29, 2023 and expense of $92,000, or $68,000 net of taxes, for the six months ended July 29, 2023. For the three and six months ended July 30, 2022, the Company recognized income of $8,000 and $20,000, respectively, as a result of a change in amortization from average remaining future service to average remaining lifetime. There was no related tax effect for the three and six months ended July 30, 2022.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first six months of fiscal 2023 and fiscal 2022.

	July 29, 2023	July 30, 2022
Expected volatility	86.3% - 92.1%	109.0% - 123.7%
Risk-free interest rate	3.71%-4.42%	2.52% - 2.87%
Expected term	2.5 yrs.	2.5 - 3.5 yrs.
Dividend rate	—	—
Weighted average fair value of options granted	$3.24	$4.98

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

There were no impairments or non-cash gains recognized in the three months and six months ended July 29, 2023. For the three months and six months ended July 30, 2022, the Company recognized non-cash gains of $0.1 million and $0.6 million, respectively. These non-cash gains related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. The portion of the gains that related to previously recorded impairment charges against the operating lease right-of-use asset were included as an offset to previously recorded asset impairment charges. Accordingly, for the three months and six months ended July 30, 2022, $0.1 million and $0.4 million, respectively, were included as an offset to asset impairment charges. The remaining gains for the three months and six months ended July 30, 2022 were included as a reduction of store occupancy costs.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those right-of use assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At July 29, 2023, the Company had no short-term leases.

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

Recently Issued Accounting Pronouncements - Not Yet Adopted

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, which amends or supersedes various SEC paragraphs within the Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance, and as such, there is no transition effective date. ASU 2023-03 is not expected to have a material impact on the Company's Consolidated Financial Statements.

There were no other new accounting pronouncements, issued or effective during the first six months of fiscal 2023, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.3 million and $3.4 million at July 29, 2023 and January 28, 2023, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.6 million at July 29, 2023 and at January 28, 2023.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note 1, the Company’s business consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses. Results for the second quarter and first six months of fiscal 2022 included operating results from the wholesale segment, which was discontinued in the first quarter of fiscal 2022. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
Store sales	$97,445	69.6%	$100,924	69.8%	$184,742	69.6%	$189,203	69.6%
Direct sales	42,598	30.4%	43,693	30.2%	80,743	30.4%	82,687	30.4%
Retail segment	$140,043		$144,617		$265,485		$271,890
Wholesale segment	—		17		—		399
Total sales	$140,043		$144,634		$265,485		$272,289

3. Debt

Credit Agreement with Citizens Bank, N.A.

On October 28, 2021, the Company entered into a credit facility with Citizens Bank, N.A. On April 20, 2023, the Company entered into the First Amendment to Credit Agreement which provided for the replacement of the London Interbank Offering Rate (“LIBOR”) interest rate options with the secured overnight financing rate ("SOFR") based options (as amended, the "Credit Facility").

The Credit Facility provides for a $125.0 million secured, asset-based credit facility with a maturity date of October 28, 2026. The maximum committed borrowing of $125.0 million includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swing line loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets.

As of April 20, 2023, borrowings under the Credit Facility bear interest at either a Base Rate loan or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. The Company is subject to an unused line fee of 0.25%.

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

At July 29, 2023, the Company had no borrowings outstanding under the Credit Facility and unused availability was $81.8 million. The Company had no borrowings during the first six months of fiscal 2023, resulting in an average unused excess availability of approximately $85.6 million. Outstanding standby letters of credit were $4.0 million and outstanding documentary letters were $1.2 million at July 29, 2023. At July 29, 2023, the Company’s prime-based interest rate was 8.75%.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of July 29, 2023, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three and six months ended July 29, 2023 and July 30, 2022:

	For the three months ended		For the six months ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
(in thousands)
Operating lease cost	$11,374	$10,744	$22,041	$21,758
Variable lease costs(1)	3,293	3,119	6,458	6,273
Total lease costs	$14,667	$13,863	$28,499	$28,031

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for the first six months ended July 29, 2023 and July 30, 2022 was as follows:

(dollars in thousands)	For the six months ended
Cash paid for amounts included in the measurement of lease liabilities:	July 29, 2023	July 30, 2022
Operating cash flows for operating leases (1)	$24,513	$28,281
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$23,533	$14,167

Weighted average remaining lease term	4.4 yrs.	4.4 yrs.
Weighted average discount rate	6.41%	6.56%

(1)
The cash paid for the first six months of fiscal 2023 and fiscal 2022 included prepaid rent of $3.7 million and $3.6 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of July 29, 2023:

(in thousands)
2023 (remaining)	$21,518
2024	47,118
2025	38,081
2026	25,440
2027	17,863
Thereafter	21,902
Total minimum lease payments	$171,922
Less: amount of lease payments representing interest	22,288
Present value of future minimum lease payments	$149,634
Less: current obligations under leases	37,727
Long-term lease obligations	$111,907

As of July 29, 2023, the Company had entered into a ten-year store lease that has not yet commenced with aggregated estimated future lease payments of approximately $3.0 million, which are not included in the above table. The lease is expected to commence in the fall of 2023.

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

2020-2022 LTIP

The performance targets for the Company’s 2020-2022 LTIP were approved by the Compensation Committee of the Board of Directors (the "Compensation Committee”) on June 11, 2020, and covered a three-year period performance period, which ended on January 28, 2023. The time-vested portion of the 2020-2022 LTIP vests in four annual installments, with the remaining installment vesting on April 1, 2024.

On March 6, 2023, the Compensation Committee approved a grant of awards equal to $2.8 million for the achievement of the performance target for the 2020-2022 LTIP. The awards were granted on March 23, 2023, following completion of the audited financial statements, in a combination of 50% cash and 50% restricted stock units ("RSUs"). All awards are subject to further vesting through August 31, 2023. In connection with the grant of 267,219 RSUs, the Company reclassified $1.1 million of its liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital”. See the Consolidated Statement of Changes in Stockholders’ Equity.

Active LTIPs

At July 29, 2023, the Company had three active LTIPs: the 2021-2023 LTIP, the 2022-2024 LTIP and the 2023-2025 LTIP. The time-based awards under the 2021-2023 LTIP were granted in a combination of 25% stock options and 75% cash, and the time-based awards under the 2022-2024 LTIP and the 2023-2025 LTIP were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2021-2023 LTIP, 2022-2024 LTIP and the 2023-2025 LITP were established and approved by the Compensation Committee on March 8, 2021, April 9, 2022 and May 1, 2023, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to an additional service requirement through August 31, 2024, August 31, 2025 and August 31, 2026, respectively. The time-based awards under the 2021-2023 LTIP, 2022-2024 LTIP and 2023-2025 LTIP vest in four equal installments through April 1, 2025, April 1, 2026 and April 1, 2027, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2021-2023 LTIP, 2022-2024 LTIP and 2023-2025 LTIP is estimated to be approximately $4.1 million, $4.7 million and $4.9 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 49 months, 48 months and 47 months, respectively.

At July 29, 2023, the Company had accrued $2.0 million under the 2021-2023 LTIP and $1.4 million under the 2022-2024 LTIP for the performance awards. At July 29, 2023, the Company had no accrual for the performance-based awards under the 2023-2025 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (as amended, the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. The Company’s shareholders approved amendments to increase the share reserve by 2,800,000 shares on August 8, 2019, an additional 1,740,000 shares on August 12, 2020, and an additional 4,855,000 on August 5, 2021. At July 29, 2023, the Company had 3,374,231 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At July 29, 2023, 90,487 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first six months of fiscal 2023:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	520,008	435,568	240,000	—	1,195,576	$2.51
Shares granted	547,294	—	—	11,924	559,218	$4.79
Shares vested and/or issued	(251,053)	—	—	(11,924)	(262,977)	$2.76
Shares expired	—	—	(240,000)	—	(240,000)	$1.07
Shares forfeited	(50,612)	—	—	—	(50,612)	$7.35
Outstanding non-vested shares at end of quarter	765,637	435,568	—	—	1,201,205	$3.60

(1)
During the first six months of fiscal 2023, the Company granted RSUs for the achievement of performance metrics under the 2020-2022 LTIP that are subject to additional vesting through August 31, 2023 and time-based RSUs under its 2023-2025 LTIP. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 251,053 RSUs that vested, only 169,825 shares of common stock were issued.
(2)
The outstanding deferred shares will be issued upon the director’s separation from service.
(3)
Represented the remaining performance share units (“PSUs”) granted to Mr. Kanter in February 2019 which expired unvested on April 1, 2023.
(4)
Represented compensation, with a fair value of $60,746, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	3,556,434	$0.83	7.4 years	$23,238,665
Options granted	1,317	$5.91	—	—
Options exercised	(165,878)	$1.60		567,537
Options expired and canceled	(31,007)	$3.95	—	49,037
Outstanding options at end of quarter	3,360,866	$0.76	6.9 years	$14,904,397
Options exercisable at end of quarter	2,102,251	$0.81	6.8 years	$9,216,556

For the first six months of fiscal 2023, the Company granted stock options to purchase an aggregate of 1,317 shares of common stock, 547,294 restricted stock units and 11,924 fully-vested shares. For the first six months of fiscal 2022, the Company granted stock options to purchase an aggregate of 3,640 shares of common stock, 496,467 restricted stock units and 17,532 fully-vested shares.

Subsequent to the end of the second quarter of fiscal 2023, on August 11, 2023, in connection with the extension of Mr. Kanter's employment agreement, the Company granted 573,000 PSUs to Mr. Kanter. The award consists of nine tranches, with the first tranche vesting if and when the 30-day volume-weighted closing price of the Company's common stock is equal to or greater than $6.50 per share. Each subsequent tranche will vest in $0.25 increments with the ninth tranche vesting when the 30-day volume-weighted closing price of the Company common stock is equal to or greater than $8.50 per share. The PSUs are subject to a one-year minimum vesting period, and any unvested PSUs will expire on August 11, 2026.

Non-Employee Director Compensation Plan

The Company granted 28,349 shares of common stock, with a fair value of approximately $159,357, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2023. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.8 million for the first six months of both fiscal 2023 and fiscal 2022. The total compensation cost related to time-vested stock options and RSU awards not yet recognized as of July 29, 2023 was approximately $2.5 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 34 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	61,977	62,688	62,334	63,384
Common stock equivalents – stock options, restricted stock units and deferred stock	3,472	3,982	3,495	4,135
Diluted weighted average common shares outstanding	65,449	66,670	65,829	67,519

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options or restricted stock units had an anti-dilutive effect.

	For the three months ended		For the six months ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
(in thousands, except exercise prices)
Stock options	100	306	100	306
Restricted stock units	179	490	24	488
Range of exercise prices of such options	$4.48-$6.59	$4.48 - $5.50	$4.48 - $6.59	$4.48 - $5.50

The above options, which were outstanding at July 29, 2023, expire from January 29, 2024 to March 20, 2033.

Deferred stock of 435,568 shares at July 29, 2023 and at July 30, 2022 was excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Stock Repurchase Program

On March 14, 2023, the Company's Board of Directors approved a stock repurchase program, effective March 16, 2023. Under the program, the Company is authorized to repurchase up to $15.0 million of its common stock, including excise tax, through open market and privately negotiated transactions. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024, but may be suspended, terminated or modified at any time for any reason. The Company expects to finance the repurchases from cash generated from operations.

During the second quarter of fiscal 2023, the Company repurchased 2.2 million shares at an aggregate cost of $10.8 million, excluding excise taxes. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. Beginning in fiscal year 2023, the applicable excise tax is being charged to additional paid-in capital in the Company's Consolidated Balance Sheet as part of the cost basis of the shares repurchased, with the corresponding liability for the excise tax payable recorded in accrued expenses and other current liabilities. This liability is partially offset by a 1% credit permitted under the rules for the fair value of shares issued by the Company. For the six months ended July 29, 2023, the Company has accrued $0.1 million for the payment of excise taxes.

9. Income Taxes

In the second quarter of fiscal 2022, the Company determined that it was more likely than not that it would be able to realize the benefits of substantially all of its deferred tax assets in the United States. Accordingly, in the second quarter of fiscal 2022, the Company released substantially all of its deferred tax valuation allowance. As a result of the valuation allowance being released, the Company returned to a normal tax provision for fiscal 2023.

For the second quarter and first six months of fiscal 2023, the Company’s effective tax rate was 26.4% and 26.5%, respectively.

During the second quarter and first six months of fiscal 2022, the Company recorded an income tax benefit of $35.1 million and $35.0 million, respectively. Excluding the release of $35.5 million in valuation allowance, the Company recorded income tax expense of $408,000 and $511,000, respectively, primarily related to income tax in states where NOL usage was statutorily limited.

The Company made tax payments of $0.3 million for the first six months of fiscal 2023, and no tax payments for the first six months of fiscal 2022.

10. Termination of Noncontributory Pension Plan

In connection with the acquisition of Casual Male Corp. in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

On May 3, 2023, the Audit Committee approved the termination of the Pension Plan, which was then approved and ratified by the Board of Directors on May 4, 2023 with a final termination approval on June 8, 2023. On July 1, 2023, the Company completed a partial settlement through the purchase of nonparticipating annuities. The Company made a cash contribution during the first six months of fiscal 2023 of $1.6 million. The remaining pension liability, net of plan assets, at July 29, 2023 is approximately $0.2 million. The remaining plan assets are invested in short-term investments and cash equivalents.

In the second quarter of fiscal 2023, the Company recognized a charge of $4.2 million, representing a pro-rata portion of the unrealized loss in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet. The Company expects to settle the remaining obligation and terminate the Pension Plan by the end of fiscal 2023, at which time the Company will recognize the remaining unrealized loss that is part of "Accumulated Other Comprehensive Loss."

Net periodic pension cost for the three and six months ended July 29, 2023 and July 30, 2022 was as follows:

	For the three months ended		For the six months ended
	July 29, 2023	July 30. 2022	July 29, 2023	July 30. 2022
Net periodic pension cost:	(in thousands)
Interest cost on projected benefit obligation	$129	$102	$261	$207
Expected return on plan assets	(160)	(178)	(300)	(362)
Amortization of unrecognized loss	65	68	131	135
Loss on pension plan termination	4,174	—	4,174	—
Net periodic pension cost (income)	$4,208	$(8)	$4,266	$(20)

Assumptions used were as follows:

	For the six months ended
	July 29, 2023	July 30. 2022
Discount rate	5.2%	3.0%
Expected return on plan assets	5.1%	6.5%

11. Fair Value Measurement

At July 29, 2023 and January 28, 2023, the Company held U.S. treasury bills which were classified as held-to maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At July 29, 2023:
Cash equivalents:
U.S. Treasury Bills	5,058	5,061	—	—
Short-term investments:
U.S. Treasury Bills	43,536	43,513	—	—

At January 28, 2023
Cash equivalents:
U.S. Treasury Bills	29,076	29,071	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our long-range strategic growth plan and our ability to achieve accelerated growth in the future; the expected impact of our strategic initiatives, including with respect to raising brand awareness, store development and future alliances and collaborations; expected marketing costs, gross margin rates and expected capital expenditures in 2023; expected timing of stock repurchases under our board-approved stock repurchase program; and expected changes in our store portfolio and long-term plans for new or relocated stores. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 28, 2023, included in our Annual Report on Form 10-K for the year ended January 28, 2023, as filed with the Securities and Exchange Commission on March 16, 2023 (our “Fiscal 2022 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. This discussion sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks related to inflationary pressures, changes in consumer spending in response to economic factors, increased labor costs and potential labor shortages, the continuing economic impact of the Russian invasion of Ukraine, our ability to manage appropriate inventory levels, our ability to successfully execute on our strategic initiatives, our ability to predict customer tastes and fashion trends, our ability to grow market share, our ability to forecast sales growth trends and compete in the market, and the other risks and uncertainties set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2022 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At July 29, 2023, we operated 219 Destination XL stores, 16 DXL outlet stores, 27 Casual Male XL retail stores, 19 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

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

EXECUTIVE SUMMARY

	For the three months ended		For the six months ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
(in millions, except percentage of sales and per share data)
Sales	$140.0	$144.6	$265.5	$272.3
Net income	$11.6	$56.9	$18.6	$70.3
Adjusted net income (Non-GAAP basis)	$14.8	$16.1	$21.8	$25.8
Adjusted EBITDA (Non-GAAP basis)	$22.9	$25.9	$35.6	$43.1

Gross margin. as a percentage of sales	50.3%	52.1%	49.5%	51.1%
SG&A expenses, as a percentage of sales	33.9%	34.2%	36.1%	35.3%

Per diluted share:
Net income	$0.18	$0.85	$0.28	$1.04
Adjusted net income (Non-GAAP basis)	$0.23	$0.24	$0.33	$0.38

Our comparable sales for the second quarter of fiscal 2023 decreased 1.4%, our first decrease since the fourth quarter of fiscal 2020, as we compared against a strong prior year second quarter. During the second quarter, we saw a decrease in dollars per transaction, a reflection of the continuing economic headwinds. However, traffic improved as the quarter progressed, resulting in a positive comp of 1.0% in July. Despite the pressure on top-line growth, we continue to proactively manage our inventory and operating costs, which has resulted in a strong adjusted EBITDA margin (a non-GAAP measure) for the quarter of 16.4%. While we saw improvement at the end of the second quarter, traffic has slowed during the first few weeks of the third quarter, up against a strong prior year, with comparable sales trending down in the mid-single digits.

In the second quarter of fiscal 2023, our Board approved the termination of our frozen, noncontributory pension plan. Given the current high interest rates, we saw this as an opportunistic use of excess cash to eliminate this variable liability. In connection with that decision, during the second quarter, we completed a partial settlement of our pension obligations through the purchase of nonparticipating annuities. As a result, during the second quarter of fiscal 2023, we recognized a loss of $4.2 million, representing a pro-rata portion of the unrealized loss in Accumulated Other Comprehensive Loss. We expect to complete the termination of the pension plan by the end of fiscal 2023.

Net income for the second quarter of fiscal 2023 was $11.6 million, or $0.18 per diluted share, as compared to net income of $56.9 million, or $0.85 per diluted share, for the second quarter of fiscal 2022. Net income for the second quarter of fiscal 2022 included the release of substantially all of the valuation allowance against our deferred tax assets. Assuming a normalized tax rate and adjusting for the loss from the pension plan termination and asset impairments (gains), if any, on a non-GAAP basis, net income for the second quarter of fiscal 2023 was $14.8 million, or $0.23 per diluted share, as compared to adjusted net income of $16.1 million, or $0.24 per diluted share, for the second quarter of fiscal 2022.

For the first six months of fiscal 2023, net income was $18.6 million, or $0.28 per diluted share, as compared to net income of $70.3 million, or $1.04 per diluted share, for the first six months of fiscal 2022. Adjusted net income for the first six months of fiscal 2023, was $21.8 million, or $0.33 per diluted share, as compared to net income of $25.8 million, or $0.38 per diluted share, for the first six months of fiscal 2022.

As of July 29, 2023, we had cash and investments of $62.8 million as compared to $22.2 million at July 30, 2022. As of July 29, 2023, we had no debt outstanding, unused excess availability of $81.8 million, and no borrowings during the quarter. Our inventory was in a healthy position at quarter-end, down 9.5% as compared to July 30, 2022. Inventory turnover, as of July 29, 2023, has improved over 28% from fiscal 2019 levels. With cash on hand, no outstanding debt and full availability under our credit facility, we are continuing to pursue our strategic initiatives this year to grow our business.

As discussed below, during the second quarter of fiscal 2023, we repurchased 2.2 million shares at a total cost, including fees of $10.8 million, within the Board's authorized $15.0 million share repurchase.

Our Future Growth Strategy

Our Company is in a fundamentally different position today than it was pre-pandemic. We have achieved a heightened level of operational excellence, recapitalized our balance sheet to provide a greater level of financial flexibility, made investments in our technical capabilities, and upgraded our leadership team. As we look beyond fiscal 2023, we are excited about our long-term growth plan. Our goal is to meaningfully accelerate the trajectory of the Company over the next three to five years, by focusing on three specific growth initiatives: brand-building, store development, and alliances/collaborations.

Marketing and Brand-Building: We believe one of our greatest opportunities is to address our overall brand awareness levels. Over the past few years, we have transformed our brand position and differentiated ourselves in terms of experience, fit, and assortment. However, many of our target consumers simply do not know DXL. We now have the financial flexibility, informed consumer research, and the right messaging to invest in building our brand. For the past several years, our advertising-to-sales ratio has been between 5.0% to 6.0%. Our plan is to increase our advertising-to-sales ratio over the next few years. We expect over the next few years to invest more in brand building and top-of-funnel marketing to grow our customer file.

Store Development: As we have stated before, we believe there are at least 50 net new store opportunities. New store development addresses another factor critical to our growth. While we have stores in every major metro market across the United States, there are voids in certain markets where big & tall consumers are not being serviced by a DXL. In our most recent research across 2,500 big + tall men, both customers and non-customers, 49% self-reported that they do not shop with us because a store is not near them, while 37% self-reported that they do not shop with us because a store location is not convenient. This year, we expect to open our first three new stores since fiscal 2018, with plans to open another 10 new stores in fiscal 2024 and 15 to 20 new stores in fiscal 2025.

Alliances/Collaborations: We strongly believe that our "fit authority" is one of our biggest assets and that we can develop successful collaborations with other brands, who are interested in finding a cost-effective way to expand their offering to include big & tall men's apparel. In September, we will be launching Untuckit, Fit by DXL in partnership with Untuckit to be sold exclusively by DXL. In addition, we also are adding Hugo Boss and Faherty to our list of national brands this Fall, each with a level of merchandise exclusivity that cannot be found elsewhere. We believe these examples are only the beginning, and we are working in real-time on additional retail brand alliances. Lastly, we also launched our new fit technology and size mapping in two of our stores, with plans to expand to an additional 10 stores by the end of the month.

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three and six months ended July 29, 2023 and July 30, 2022:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
Store sales	$97,445	69.6%	$100,924	69.8%	$184,742	69.6%	$189,203	69.6%
Direct sales	42,598	30.4%	43,693	30.2%	80,743	30.4%	82,687	30.4%
Retail segment	$140,043		$144,617		$265,485		$271,890
Wholesale segment	—		17		—		399
Total sales	$140,043		$144,634		$265,485		$272,289

Total sales for the second quarter of fiscal 2023 were $140.0 million, as compared to $144.6 million in the second quarter of fiscal 2022. Comparable sales for the second quarter decreased 1.4% with comparable sales from our stores down 1.4% and our direct business down 1.3%. The remainder of the decrease was due to sales from closed stores and a decrease in non-comparable sales.

During the quarter, we saw a decrease in dollars per transaction, which we believe was the result of inflationary pressures impacting customer spending. These decreases were partially offset by an increase in conversion. Despite these headwinds, during the quarter we saw comparable sales improve each month, with May down 2.8%, June down 1.7% and July up 1.0%. Both stores and our direct business improved throughout the quarter, driven largely by improvement in traffic to our stores and growth in our mobile app and email marketing.

Sales for the first six months of fiscal 2023 were $265.5 million as compared to $272.3 million for the first six months of fiscal 2022. Comparable sales for the first six months of fiscal 2023 decreased 0.5%, with comparable sales from our stores flat to the prior year period and direct down 1.5%.

Gross Margin Rate

For the second quarter of fiscal 2023, our gross margin rate, inclusive of occupancy costs, was 50.3% as compared to a gross margin rate of 52.1% for the second quarter of fiscal 2022.

Our gross margin rate decreased by 180-basis points, with a decrease in merchandise margin of 110-basis points and an increase of 70-basis points in occupancy costs primarily due to the deleveraging of sales and increased rents as a result of lease extensions. The decrease in merchandise margin of 110-basis points was due to continued cost pressures on certain private-label merchandise, much of which we continued to absorb rather than passing on to the customer through price increases. We also experienced increased shipping costs related to direct-to-consumer shipments and costs related to our loyalty program with more sales tendered with loyalty certificates, as compared to the second quarter of fiscal 2022. These cost increases were partially offset by lower inbound freight costs. For the year, we expect gross margin rates to be approximately 100-basis points lower than fiscal 2022.

For the first six months of fiscal 2023, our gross margin rate, inclusive of occupancy costs, was 49.5% as compared to a gross margin rate of 51.1% for the first six months of fiscal 2022. The decrease of 160-basis points was due to a decrease in merchandise margins of 110-basis points and a 50-basis point increase in occupancy costs. Similar to the second quarter merchandise margin, the decrease was due to cost pressures on certain private-label merchandise, increased direct-to-consumer shipping costs and costs related to our loyalty program.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A (selling, general and administrative) expenses for the second quarter of fiscal 2023 were 33.9% as compared to 34.2% for the second quarter of fiscal 2022. For the first six months of fiscal 2023, SG&A expenses, as a percentage of sales, were 36.1% as compared to 35.3% for the first six months of fiscal 2022.

On a dollar basis, SG&A expenses decreased by $2.0 million and $0.3 million for the second quarter and first six months of fiscal 2023, respectively as compared to the second quarter and first six months of fiscal 2022. The decreases were primarily due to a decrease in performance-based incentive accruals and marketing costs, partially offset by an increase in payroll-related costs from new positions added in the past year to support our long-range growth initiatives.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 20.3% of sales in the first six months of fiscal 2023 as compared to 19.8% of sales in the first six months of fiscal 2022. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 15.8% of sales in the first six months of fiscal 2023 as compared to 15.5% of sales in the first six months of fiscal 2022. Marketing costs for the first six months were 5.3% of sales for both fiscal 2023 and fiscal 2022. For fiscal 2023, marketing costs are expected to be approximately 5.7% of sales.

Impairment (Gain) of Assets

There were no impairments or non-cash gains recognized in the first six months of fiscal 2023. During the second quarter and first six months of fiscal 2022, we recorded non-cash gains of $0.1 million and $0.6 million related to the reduction of our operating lease liability in connection with our decision to close certain retail stores, which resulted in a revaluation of the lease liability. The portion of the gain that related to a previously recorded impairment charge against the operating lease right-of-use asset was included as an offset to previously recorded asset impairment charge. Accordingly, $0.1 million and $0.4 million were included in the Impairment (Gain) of Assets line of the Consolidated Statement of Operations for the second quarter and first six months of fiscal 2022. The remaining gain was recorded as a reduction to occupancy costs.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2023 decreased to $3.5 million as compared to $4.0 million for the second quarter of fiscal 2022. For the first six months of fiscal 2023, depreciation and amortization decreased to $6.9 million as compared to $8.0 million for the first six months of fiscal 2022. The decrease was due to a lower depreciable cost base, especially from our store assets, due to our limited capital spending since fiscal 2020.

Loss from Termination of Pension Plan

During the second quarter of fiscal 2023, we identified an opportunity to eliminate a variable liability by taking advantage of the current high-interest rate environment and terminating the frozen pension plan. We completed a partial settlement of the pension obligation in the second quarter through the purchase of nonparticipating annuities. We made a cash contribution to the plan during the first six months of fiscal 2023 of $1.6 million. The remaining pension liability as of July 29, 2023, was approximately $0.2 million. In the second quarter of fiscal 2023, we recognized a charge of $4.2 million, representing a pro-rata portion of the unrealized loss that is part of accumulated other comprehensive loss on the balance sheet. We expect to settle the remaining obligation, recognize the remaining unrealized loss and terminate the plan by the end of fiscal 2023.

Interest Income/Expense, Net

Net interest income for the second quarter of fiscal 2023 was $0.5 million, as compared to net interest expense of $0.1 million for the second quarter of fiscal 2022. For the first six months of fiscal 2023, net interest income was $0.8 million as compared to net interest expense of $0.2 million for the first six months of fiscal 2022. For the second quarter and first six months of fiscal 2023, interest income was earned from investments in U.S. government-backed investments and money market accounts. Interest costs for both periods were minimal because we had no outstanding debt and no borrowings under our credit facility during either period.

Income Taxes

As a result of releasing substantially all of the valuation allowance against our deferred tax assets during fiscal 2022, we have returned to a normal tax provision for fiscal 2023. Accordingly, for the second quarter and first six months of fiscal 2023, the effective tax rate was 26.4% and 26.5%, respectively. For the second quarter and first six months of fiscal 2022, we recognized a tax benefit of $35.1 million and $35.0 million, respectively, which reflects the release of approximately $35.5 million, or $0.53 per diluted share, in valuation allowance against our deferred tax assets, partially offset by income tax expense of $0.4 million and $0.5 million, respectively, in states where our usage of net operating losses ("NOL") is limited.

We are able to utilize our remaining NOL carryforwards to reduce our cash federal and state income taxes. We began the year with $78.9 million in federal NOL carryforwards.

Net Income

For the second quarter of fiscal 2023, we recorded net income of $11.6 million, or $0.18 per diluted share, as compared to net income of $56.9 million, or $0.85 per diluted share, for the second quarter of fiscal 2022. Net income for the first six months of fiscal 2023 was $18.6 million, or $0.28 per diluted share, as compared to net income of $70.3 million, or $1.04 per diluted share for the first six months of fiscal 2022.

On a non-GAAP basis, assuming a normalized tax rate of 26% and adjusting for asset impairments (gains), if any, and for the loss on the termination of the pension plan, adjusted net income for the second quarter of fiscal 2023 was $14.8 million, or $0.23 per diluted share, as compared to adjusted net income of $16.1 million, or $0.24 per diluted share for the second quarter of fiscal 2022. For the first six months of fiscal 2023, adjusted net income was $21.8 million, or $0.33 per diluted share, as compared to adjusted net income of $25.8 million, or $0.38 per diluted share.

Inventory

As of July 29, 2023, our inventory decreased by approximately $9.2 million to $87.5 million, as compared to $96.7 million at July 30, 2022. Managing our inventory remains a primary focus for us given the impact that inflation appears to have had on consumer spending. Based on the sales trends we started to see in March 2023, we took proactive measures and adjusted our receipt plan. At July 29, 2023, our clearance inventory was 9.3% of our total inventory, as compared to 6.9% at July 30, 2022 and still below our historical benchmark of approximately 10.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At July 29, 2023, we had no outstanding debt, including no borrowings under our credit facility during the first six months of fiscal 2023. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

We believe that our cash and cash equivalent balances, short-term investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, we remain cautious regarding the effect that the current macroeconomic conditions, including inflation and rising interest costs, may have on consumer spending as well as the continuing geopolitical impact of Russia's invasion of Ukraine on our business and the global economy. We also believe that cash flows from operating activities and cash on hand will be sufficient to satisfy our capital requirements in the longer-term, however, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility, as discussed below.

For the first six months of fiscal 2023, cash flow from operations increased to $26.2 million as compared to $23.8 million for the first six months of fiscal 2022. Free cash flow, a non-GAAP measure, increased to $21.6 million for the first six months of fiscal 2023 as compared to $19.8 million for the first six months of fiscal 2022. The increase in free cash flow was primarily due to a decrease in merchandise purchases as we continue to proactively manage inventory levels.

Cash flow used for investing activities increased by $44.0 million for the first six months of fiscal 2023 as compared to the first six months of fiscal 2022, primarily due to the purchase of $43.5 million of short-term investments.

Cash flow used for financing activities for the first six months of fiscal 2023 decreased by $2.1 million as compared to the first six months of fiscal 2022, primarily due to a decrease in shares repurchased as compared to the second quarter of fiscal 2022.

Stock Repurchase Program

In March 2023, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. During the second quarter of fiscal 2023, we repurchased 2.2 million shares at a total cost, including fees of $10.8 million. Shares of repurchased common stock are held as treasury stock. The timing and the amount of any remaining repurchases will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024 and may be suspended, terminated or modified at any time for any reason.

Credit Facility

On October 28, 2021, we entered into a $125.0 million revolving credit agreement with Citizens Bank, N.A., with a maturity date of October 28, 2026. On April 20, 2023, the Company entered into the First Amendment to Credit Agreement which provided for the replacement of the London Interbank Offering Rate (“LIBOR”) interest rate options with the secured overnight financing rate ("SOFR") based options (as amended, the "Credit Facility"). The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. April 20, 2023, borrowings under the Credit Facility bear interest at either a Base Rate loan or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. We are subject to an unused line fee of 0.25%.

We had no outstanding borrowings under the Credit Facility at July 29, 2023 and no borrowings during the first six months of fiscal 2023. At July 29, 2023, outstanding standby letters of credit were $4.0 million and outstanding documentary letters of credit were $1.2 million. The average unused excess availability during the first six months of fiscal 2023 was approximately $85.6 million and the unused excess availability at July 29, 2023 was $81.8 million.

Capital Expenditures

For fiscal 2023, we expect our capital expenditures to range from $19.0 million to $21.0 million, of which approximately $7.8 million is discretionary spending for new or improved stores with the remaining for non-discretionary, infrastructure improvements.

The following table sets forth the open stores and related square footage at July 29, 2023 and July 30, 2022, respectively:

	July 29, 2023		July 30, 2022
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	219	1,666	218	1,664
DXL Outlets	16	80	16	80
Casual Male XL Retail	27	88	31	103
Casual Male Outlets	19	57	19	57
Total Stores	281	1,891	284	1,904

We have executed lease agreements for three new stores, one in each of the Los Angeles, New York and Cincinnati markets. We expect these stores to open by the end of 2023. During the second quarter, we completed the conversion of one Casual Male store to the DXL store format. By the end of fiscal 2023, we expect to open 3 new DXL stores and 10 Casual Male-to-DXL conversion stores and to have begun construction on at least 5 DXL remodels. Over the next three to five years, we believe we could potentially open 50 net new DXL stores across the United States.

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

Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures. Free cash flow excludes the mandatory and discretionary repayment of debt. Free cash flow is a metric that management uses to monitor liquidity. Management believes this metric is important to investors because it demonstrates the Company's ability to strengthen liquidity while supporting its capital projects and new store growth. We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the six months ended
(in millions)	July 29, 2023	July 30, 2022
Cash flow from operating activities (GAAP basis)	$26.2	$23.8
Capital expenditures	(4.7)	(4.1)
Free Cash Flow (non-GAAP basis)	$21.6	$19.8

Adjusted Net Income and Adjusted Net Income Per Diluted Share: Adjusted net income and adjusted net income per diluted share is calculated by excluding any asset impairment charge (gain) and the loss from the termination of the pension plan, subtracting the actual income tax provision (benefit) and applying an effective tax rate of 26%. The Company believes that this comparability is useful in comparing the actual results period to period. Adjusted net income per diluted share is then calculated by dividing the adjusted net income by the weighted average shares outstanding for the respective period, on a diluted basis.

	For the three months ended				For the six months ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in millions, except per share data)
Net income (GAAP basis)	$11.6	$0.18	$56.9	$0.85	$18.6	$0.28	$70.3	$1.04

Adjust for impairment (gain) of assets	—		(0.0)		—		(0.4)
Add back loss on termination of pension plan	4.2		—		4.2		—
Add back actual income tax provision	4.2		(35.1)		6.7		(35.0)
Add income tax provision, assuming a normal tax rate of 26%	(5.2)		(5.7)		(7.7)		(9.1)
Adjusted net income (non-GAAP basis)	$14.8	$0.23	16.1	$0.24	$21.8	$0.33	$25.8	$0.38

Weighted average number of common shares outstanding on a diluted basis		65.4		66.7		65.8		67.5

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before any impairment of assets, if any. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Sales. We believe that providing adjusted EBITDA and adjusted EBITDA margin is useful to investors in evaluating our performance and are key metrics to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income and calculates adjusted EBITDA margin:

	For the three months ended		For the six months ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
(in millions)
Net income (GAAP basis)	$11.6	$56.9	$18.6	$70.3
Add back:
Impairment (gain) of assets	—	(0.0)	—	(0.4)
Loss on termination of pension plan	4.2	—	4.2	—
Provision (benefit) for income taxes	4.2	(35.1)	6.7	(35.0)
Interest (income) expense	(0.5)	0.1	(0.8)	0.2
Depreciation and amortization	3.5	4.0	6.9	8.0
Adjusted EBITDA (non-GAAP basis)	$22.9	$25.9	$35.6	$43.1

Sales	$140.0	$144.6	$265.5	$272.3
Adjusted EBITDA margin (non-GAAP), as a percentage of sales	16.4%	17.9%	13.4%	15.8%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 29, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 29, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Stock repurchase activity during the three months ended July 29, 2023 was as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan (1)

April 30, 2023 to May 27, 2023	—	$—	—	$15,000,000
May 28, 2023 to July 1, 2023	1,595,897	$4.70	1,595,897	$7,500,001
July 2, 2023 to July 29, 2023	653,253	$5.07	653,253	$4,185,921
Total	2,249,150	$4.81	2,249,150	$4,185,921

(1) Average price paid per share and the approximate dollar value of shares that may yet be purchased under the plan excludes the accrual of excise tax of $0.1 million as of July 29, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

c) Insider Trading Arrangements

Trading Plans

On June 30, 2023, Robert S. Molloy, General Counsel and Secretary, entered into a 10b5-1 sales plan (the “10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Sales Plan provides for the sale of up to 120,000 shares of common stock that are issuable upon exercise of vested stock options. The 10b5-1 Sales Plan will become effective on October 11, 2023 and will terminate on March 18, 2024, subject to earlier termination upon the sale of all shares subject to the 10b5-1 Sales Plan or as otherwise provided in the 10b5-1 Sales Plan.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits.

10.1	Amended and Restated Employment Agreement between the Company and James Reath dated as of May 10, 2023.*

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 24, 2023	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)