Form 10-Q
period 2023-10-28
DESTINATION XL GROUP, INC.
filed 2023-11-17
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2023, the registrant had 60,182,080 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 28, 2023	January 28, 2023
	(Fiscal 2023)	(Fiscal 2022)

ASSETS
Current assets:
Cash and cash equivalents	$10,723	$52,074
Short-term investments	49,632	—
Accounts receivable	2,955	1,720
Inventories	99,858	93,004
Prepaid expenses and other current assets	7,332	7,214
Total current assets	170,500	154,012

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	38,429	39,062
Operating lease right-of-use assets	139,907	124,356
Deferred income taxes, net of valuation allowance	22,223	31,455
Intangible assets	1,150	1,150
Other assets	451	563
Total assets	$372,660	$350,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,256	$27,548
Accrued expenses and other current liabilities	31,945	36,875
Operating leases, current	40,838	37,329
Total current liabilities	101,039	101,752

Long-term liabilities:
Operating leases, non-current	119,502	106,912
Other long-term liabilities	1,352	4,706
Total long-term liabilities	120,854	111,618

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 78,885,187 and 78,229,861 shares issued at October 28, 2023 and January 28, 2023, respectively	789	782
Additional paid-in capital	324,141	321,516
Treasury stock at cost, 18,712,467 shares at October 28, 2023 and 15,625,172 shares at January 28, 2023	(120,356)	(105,386)
Accumulated deficit	(52,136)	(74,756)
Accumulated other comprehensive loss	(1,671)	(4,928)
Total stockholders' equity	150,767	137,228
Total liabilities and stockholders' equity	$372,660	$350,598

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(Fiscal 2023)	(Fiscal 2022)	(Fiscal 2023)	(Fiscal 2022)

Sales	$119,188	$129,671	$384,673	$401,960
Cost of goods sold including occupancy costs	62,577	64,856	196,767	197,960
Gross profit	56,611	64,815	187,906	204,000

Expenses:
Selling, general and administrative	47,962	48,383	143,689	144,441
Impairment (gain) of assets	—	—	—	(398)
Depreciation and amortization	3,393	3,769	10,338	11,748
Total expenses	51,355	52,152	154,027	155,791

Operating income	5,256	12,663	33,879	48,209

Loss on termination of retirement plans	(57)	—	(4,231)	—
Interest income (expense), net	564	(107)	1,408	(350)

Income before provision (benefit) for income taxes	5,763	12,556	31,056	47,859
Provision (benefit) for income taxes	1,743	2,083	8,436	(32,944)

Net income	$4,020	$10,473	$22,620	$80,803

Net income per share - basic	$0.07	$0.17	$0.37	$1.28
Net income per share - diluted	$0.06	$0.16	$0.35	$1.20

Weighted-average number of common shares outstanding:
Basic	60,169	62,016	61,612	62,928
Diluted	63,464	66,229	64,995	67,106

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(Fiscal 2023)	(Fiscal 2022)	(Fiscal 2023)	(Fiscal 2022)
Net income	$4,020	$10,473	$22,620	$80,803

Other comprehensive income before taxes:
Foreign currency translation	—	(3)	—	(10)
Retirement plans	66	68	197	203
Recognized loss on termination of retirement plans	31	—	4,205	—
Other comprehensive income before taxes	97	65	4,402	193
Tax effect related to items of other comprehensive income	(17)	—	(1,145)	—
Other comprehensive income, net of tax	80	65	3,257	193
Comprehensive income	$4,100	$10,538	$25,877	$80,996

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Loss	Total
Balance at January 28, 2023	78,230	$782	$321,516	(15,625)	$(105,386)	$(74,756)	$(4,928)	$137,228
Board of directors' compensation	15	—	108	—	—	—	—	108
Stock compensation expense	—	—	404	—	—	—	—	404
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,146	—	—	—	—	1,146
Issuance of common stock, upon RSUs release	251	3	(3)	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(81)	(1)	(445)	—	—	—	—	(446)
Exercise of stock options	81	1	215	—	—	—	—	216
Other comprehensive income, net of taxes	—	—	—	—	—	—	49	49
Net income	—	—	—	—	—	6,967	—	6,967
Balance at April 29, 2023	78,496	$785	$322,941	(15,625)	$(105,386)	$(67,789)	$(4,879)	$145,672

Board of directors' compensation	25	—	112	-	—	—	—	112
Stock compensation expense	—	—	411	-	—	—	—	411
Exercise of stock options	85	1	48	-	—	—	—	49
Repurchase of common stock, including excise tax	—	—	—	(2,249)	(10,905)	—	—	(10,905)
Other comprehensive income, net of taxes	—	—	—	—	—	—	3,128	3,128
Net income	—	—	—	—	—	11,633		11,633
Balance at July 29, 2023	78,606	$786	$323,512	(17,874)	$(116,291)	$(56,156)	$(1,751)	$150,100

Board of directors' compensation	22	—	112	—	—	—	—	112
Stock compensation expense	—	—	800	—	—	—	—	800
Exercise of stock options	44	1	31	—	—	—	—	32
Issuance of common stock, upon RSUs release	285	3	(3)	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(72)	(1)	(311)	—	—	—	—	(312)
Repurchase of common stock, including excise tax	—	—	—	(838)	(4,065)	—	—	(4,065)
Other comprehensive income, net of taxes	—	—	—	—	—	—	80	80
Net income	—	—	—	—	—	4,020	—	4,020
Balance at October 28, 2023	78,885	$789	$324,141	(18,712)	$(120,356)	$(52,136)	$(1,671)	$150,767

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Loss	Total
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219
Board of directors' compensation	29	—	125	—	—	—	—	125
Stock compensation expense	—	—	366	—	—	—	—	366
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,138	—	—	—	—	1,138
Issuance of common stock, upon RSUs release	313	3	(3)	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(85)	(1)	(414)	—	—	—	—	(415)
Exercise of stock options	41	1	22	—	—	—	—	23
Repurchase of common stock	—	—	—	(946)	(4,847)	—	—	(4,847)
Other comprehensive income	—	—	—	—	—	—	63	63
Net income	—	—	—	—	—	13,388	—	13,388
Balance at April 30, 2022	77,323	$773	$320,745	(13,702)	$(97,505)	$(150,491)	$(5,462)	$68,060

Board of directors' compensation	25	1	125	—	—	—	—	126
Stock compensation expense	—	—	386	—	—	—	—	386
Issuance of common stock, upon RSUs release	5	—	—	—	—	—	—	—
Shares withheld for taxes related to net share settlement	—	—	(6)	—	—	—	—	(6)
Exercise of stock options	7	—	3	—	—	—	—	3
Repurchase of common stock	—	—	—	(1,923)	(7,881)	—	—	(7,881)
Other comprehensive income	—	—	—	—	—	—	65	65
Net income	—	—	—	—	—	56,942	—	56,942
Balance at July 30, 2022	77,360	$774	$321,253	(15,625)	$(105,386)	$(93,549)	$(5,397)	$117,695

Board of directors' compensation	31	—	124	—	—	—	—	124
Stock compensation expense	—	—	301	—	—	—	—	301
Issuance of common stock, upon RSUs release	266	3	(3)	—	—	—	—	—
Exercise of stock options	705	7	203	—	—	—	—	210
Shares withheld for taxes related to net share settlement	(305)	(3)	(1,421)	—	—	—	—	(1,424)
Other comprehensive income	—	—	—	—	—	—	65	65
Net income	—	—	—	—	—	10,473	—	10,473
Balance at October 29, 2022	78,057	$781	$320,457	(15,625)	$(105,386)	$(83,076)	$(5,332)	$127,444

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 28, 2023	October 29, 2022
	(Fiscal 2023)	(Fiscal 2022)
Cash flows from operating activities:
Net income	$22,620	$80,803
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issuance costs	57	57
Impairment (gain) of assets	—	(398)
Loss on retirement plan terminations	4,231	—
Gain from the sale of equipment	(136)	—
Depreciation and amortization	10,338	11,748
Deferred taxes, net of valuation allowance	9,232	(33,480)
Stock compensation expense	1,615	1,053
Board of directors' stock compensation	332	375

Changes in operating assets and liabilities:
Accounts receivable	(1,994)	1,094
Inventories	(6,854)	(25,052)
Prepaid expenses and other current assets	(118)	(1,892)
Other assets	55	(61)
Accounts payable	708	1,399
Operating leases, net	548	(5,590)
Accrued expenses and other liabilities	(7,533)	113
Net cash provided by operating activities	33,101	30,169

Cash flows from investing activities:
Additions to property and equipment, net	(10,404)	(7,853)
Proceeds from sale of equipment	136	—
Purchase of short-term investments	(69,880)	—
Maturity of short-term investments	21,007	—
Net cash used for investing activities	(59,141)	(7,853)

Cash flows from financing activities:
Repurchase of common stock	(14,850)	(12,728)
Tax withholdings paid related to net share settlements	(758)	(1,845)
Proceeds from the exercise of stock options	297	236
Net cash used for financing activities	(15,311)	(14,337)
Net increase (decrease) in cash and cash equivalents	(41,351)	7,979
Cash and cash equivalents:
Beginning of period	52,074	15,506
End of period	$10,723	$23,485

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and retirement plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three and nine months ended October 28, 2023 and October 29, 2022 were as follows:

	October 28, 2023			October 29, 2022
For the three months ended:	(in thousands)
	Retirement Plans	Foreign Currency	Total	Retirement Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(1,751)	$—	$(1,751)	$(5,331)	$(66)	$(5,397)

Other comprehensive income (loss) before reclassifications, net of taxes	14	—	14	77	(3)	74

Recognition of loss on retirement plan termination, net of taxes (1)	31		31

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	35	—	35	(9)	—	(9)

Other comprehensive income (loss) for the period	80	—	80	68	(3)	65

Balance at end of quarter	$(1,671)	$—	$(1,671)	$(5,263)	$(69)	$(5,332)

	October 28, 2023			October 29, 2022
For the nine months ended:	(in thousands)
	Retirement Plans	Foreign Currency	Total	Retirement Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(4,928)	$—	$(4,928)	$(5,466)	$(59)	$(5,525)

Other comprehensive income (loss) before reclassifications, net of taxes	43	—	43	232	(10)	222

Recognition of loss on retirement plan termination, net of taxes (1)	3,111		3,111	—	—	—

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	103	—	103	(29)	—	(29)

Other comprehensive income (loss) for the period	3,257	—	3,257	203	(10)	193

Balance at end of quarter	$(1,671)	$—	$(1,671)	$(5,263)	$(69)	$(5,332)

(1)
In connection with the Company's decision to terminate its frozen retirement plans, the Company completed a termination of its Supplemental Executive Retirement Plan ("SERP") in the third quarter of fiscal 2023 and recognized the loss in AOCI of $31,000, with no related tax effect. Results for the nine months ended October 28, 2023 also reflect the partial settlement of the Pension Plan which resulted in the recognition of $4.2 million loss on termination, or $3.1 million net of taxes.
(2)
Includes the amortization of the unrecognized loss on retirement plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The Company recognized expense of $47,000, or $35,000 net of taxes, for the three months ended October 28, 2023 and expense of $139,000, or $103,000 net of taxes, for the nine months ended October 28, 2023. For the three and nine months ended October 29, 2022, the Company recognized income of $9,000 and $29,000, respectively, as a result of a change in amortization from average remaining future service to average remaining lifetime. There was no related tax effect for the three and nine months ended October 29, 2022.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted during the first nine months of fiscal 2023 and fiscal 2022.

	October 28, 2023	October 29, 2022
Expected volatility	86.3% - 92.1%	87.9% - 123.7%
Risk-free interest rate	3.71%-4.42%	2.52% - 4.41%
Expected term	2.5 yrs.	2.0 - 3.5 yrs.
Dividend rate	—	—
Weighted average fair value of options granted	$3.24	$3.46

During the third quarter of fiscal 2023, the Company granted performance stock units (PSUs) with a market condition. The respective grant-date fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model. The valuation included assumptions with respect to the volatility, risk-free rate and cost of equity are discussed in Note 6, "Stock-Based Compensation."

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

There were no impairments or non-cash gains recognized in the three and nine months ended October 28, 2023 or for the three months ended October 29, 2022. For the nine months ended October 29, 2022, the Company recognized a non-cash gain of $0.6 million. The non-cash gain related to the Company’s decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. The portion of the gain that related to previously recorded impairment charges against the operating lease right-of-use asset was included as an offset to previously recorded asset impairment charges. Accordingly, for the nine months ended October 29, 2022, $0.4 million was included as an offset to asset impairment charges. The remaining gain for the nine months ended October 29, 2022 was included as a reduction of store occupancy costs.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At October 28, 2023, the Company had no short-term leases.

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For store leases with an initial term of 5 years, the Company evaluates each lease independently and, when the Company considers it reasonably certain that it will exercise an option to extend, the associated payment of that option will be included in the measurement of the ROU asset and lease liability. Renewal options are not included in the lease term for automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. Renewal options were not considered for the Company’s corporate headquarters and distribution center lease, which was entered into in 2006 and was for an initial 20-year term. At the end of the initial term, the Company will have the opportunity to extend this lease for six additional successive periods of five years.

For store leases, the Company accounts for lease components and non-lease components as a single lease component. Certain store leases may require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, and are expensed as incurred as variable lease costs. Other store leases contain one periodic fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the ROU assets and lease liabilities. Tenant allowances are included as an offset to the right-of-use asset and amortized as reductions to rent expense over the associated lease term.

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

There were no other new accounting pronouncements, issued or effective during the first nine months of fiscal 2023, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.0 million and $3.4 million at October 28, 2023 and January 28, 2023, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.7 million and $1.6 million at October 28, 2023 and January 28, 2023, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note 1, the Company’s business consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses. Results for the nine months ended October 29, 2022 included operating results from the wholesale segment, which was discontinued in the first quarter of fiscal 2022. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
Store sales	$82,997	69.6%	$91,770	70.8%	$267,739	69.6%	$280,973	70.0%
Direct sales	36,191	30.4%	37,901	29.2%	116,934	30.4%	120,588	30.0%
Retail segment	$119,188		$129,671		$384,673		$401,561
Wholesale segment	—		—		—		399
Total sales	$119,188		$129,671		$384,673		$401,960

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

Effective April 20, 2023, borrowings under the Credit Facility bear interest at either a Base Rate loan or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. The Company is subject to an unused line fee of 0.25%.

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

At October 28, 2023, the Company had no borrowings outstanding under the Credit Facility and unused availability was $87.6 million. The Company had no borrowings during the first nine months of fiscal 2023, resulting in an average unused excess availability of approximately $84.3 million. Outstanding standby letters of credit were $4.3 million and outstanding documentary letters were $0.4 million at October 28, 2023. At October 28, 2023, the Company’s prime-based interest rate was 8.75%.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of October 28, 2023, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended October 28, 2023 and October 29, 2022:

	For the three months ended		For the nine months ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
(in thousands)
Operating lease cost	$11,420	$11,365	$33,461	$33,123
Variable lease costs(1)	3,190	3,261	9,648	9,534
Total lease costs	$14,610	$14,626	$43,109	$42,657

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to leases.

Supplemental cash flow and balance sheet information related to leases for the first nine months ended October 28, 2023 and October 29, 2022 was as follows:

(dollars in thousands)	For the nine months ended
Cash paid for amounts included in the measurement of lease liabilities:	October 28, 2023	October 29, 2022
Operating cash flows for operating leases (1)	$34,121	$42,001
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$39,119	$20,667

Weighted average remaining lease term	4.8 yrs.	4.3 yrs.
Weighted average discount rate	6.48%	6.45%

(1)
The cash paid for the first nine months of fiscal 2023 and fiscal 2022 included prepaid rent of $0.6 million and $4.1 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of October 28, 2023:

(in thousands)
2023 (remaining)	$12,086
2024	49,316
2025	41,254
2026	28,561
2027	21,131
Thereafter	34,591
Total minimum lease payments	$186,939
Less: amount of lease payments representing interest	26,599
Present value of future minimum lease payments	$160,340
Less: current obligations under leases	40,838
Long-term lease obligations	$119,502

As of October 28, 2023, the Company had entered into a ten-year store lease that has not yet commenced with aggregated estimated future lease payments of approximately $1.5 million, which are not included in the above table. The lease is expected to commence in the first quarter of fiscal 2024.

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

On March 6, 2023, the Compensation Committee approved a grant of awards equal to $2.8 million for the achievement of the performance target for the 2020-2022 LTIP. The awards were granted on March 23, 2023, following completion of the audited financial statements, in a combination of 50% cash and 50% restricted stock units ("RSUs"). All awards were subject to further vesting through August 31, 2023. In connection with the grant of 267,219 RSUs, the Company reclassified $1.1 million of its liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital”. See the Consolidated Statement of Changes in Stockholders’ Equity.

Active LTIPs

At October 28, 2023, the Company had three active LTIPs: the 2021-2023 LTIP, the 2022-2024 LTIP and the 2023-2025 LTIP. The time-based awards under the 2021-2023 LTIP were granted in a combination of 25% stock options and 75% cash, and the time-based awards under the 2022-2024 LTIP and the 2023-2025 LTIP were granted in a combination of 50% RSUs and 50% cash.

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

At October 28, 2023, the Company had accrued $2.3 million under the 2021-2023 LTIP and $1.4 million under the 2022-2024 LTIP for the performance awards. At October 28, 2023, the Company had no accrual for the performance-based awards under the 2023-2025 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (as amended, the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At October 28, 2023, 15,120,538 shares were authorized under the 2016 Plan, of which 2,288,734 shares remained available for grant.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At October 28, 2023, 90,487 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first nine months of fiscal 2023:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	520,008	435,568	240,000	—	1,195,576	$2.51
Shares granted	547,294	—	573,000	19,772	1,140,066	$4.50
Shares vested and/or issued	(535,786)	—	—	(19,772)	(555,558)	$4.07
Shares expired	—	—	(240,000)	—	(240,000)	$1.07
Shares forfeited	(50,612)	—	—	—	(50,612)	$7.35
Outstanding non-vested shares at end of quarter	480,904	435,568	573,000	—	1,489,472	$3.52

(1)
During the first nine months of fiscal 2023, the Company granted RSUs for the achievement of performance metrics under the 2020-2022 LTIP that were subject to additional vesting through August 31, 2023 and time-based RSUs under its LTIPs. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 535,786 RSUs that vested, only 383,174 shares of common stock were issued.
(2)
The outstanding deferred shares will be issued upon the director’s separation from service.
(3)
On August 11, 2023, the Company granted 573,000 performance share units ("PSUs") in connection with the extension of Mr. Kanter's employment agreement. The award consists of nine tranches, with the first tranche vesting if and when the 30-day volume-weighted closing price of the Company's common stock is equal to or greater than $6.50 per share. Each subsequent tranche will vest upon achievement of the 30-day volume-weighted closing price of the Company's common stock in $0.25 installments with the ninth tranche vesting when such price is equal to or greater than $8.50 per share. The PSUs are subject to a one-year minimum vesting period, and any unvested PSUs will expire on August 11, 2026. The $2.4 million fair value is being expensed over the respective derived service periods of each tranche which range from 12 to 13 months. The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on: a weighted historical volatility of 57.8%, a term of 3 years, stock price on the date of grant of $4.98 per share, a risk-free rate of 4.6% and a cost of equity of 11.0%.
(4)
Represented compensation, with a fair value of $101,242, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	3,556,434	$0.83	7.4 years	$23,238,665
Options granted	1,317	$5.91	—	—
Options exercised	(210,225)	$1.41		729,318
Options expired	(18,115)	$5.04		—
Options forfeited	(12,892)	$2.42	—	49,037
Outstanding options at end of quarter	3,316,519	$0.76	6.7 years	$10,973,281
Options exercisable at end of quarter	2,062,614	$0.82	6.5 years	$6,729,437

For the first nine months of fiscal 2023, the Company granted stock options to purchase an aggregate of 1,317 shares of common stock, 547,294 restricted stock units and 19,772 fully-vested shares. For the first nine months of fiscal 2022, the Company granted stock options to purchase an aggregate of 15,747 shares of common stock, 563,691 restricted stock units and 27,386 fully-vested shares.

Non-Employee Director Compensation Plan

The Company granted 42,156 shares of common stock, with a fair value of approximately $230,601, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2023. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $1.6 million and $1.1 million for the first nine months of fiscal 2023 and fiscal 2022, respectively. The total compensation cost related to time-vested stock options, RSU awards, and PSU awards not yet recognized as of October 28, 2023 was approximately $4.1 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 22 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	60,169	62,016	61,612	62,928
Common stock equivalents – stock options, restricted stock units and deferred stock	3,295	4,213	3,383	4,178
Diluted weighted average common shares outstanding	63,464	66,229	64,995	67,106

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options or restricted stock units had an anti-dilutive effect.

	For the three months ended		For the nine months ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
(in thousands, except exercise prices)
Stock options	104	31	99	256
Restricted stock units	41	55	17	65
Range of exercise prices of such options	$4.48-$6.59	$4.48 - $6.59	$4.48 - $6.59	$4.48 - $6.59

The above options, which were outstanding at October 28, 2023, expire from January 29, 2024 to March 20, 2033.

Excluded from the computation of basic and diluted earnings per share were 573,000 shares for the third quarter and first nine months of fiscal 2023 and 240,000 shares for the third quarter and first nine months of fiscal 2022 of unvested performance stock units. These performance-based awards are included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 435,568 shares of deferred stock at October 28, 2023 and at October 29, 2022 were excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

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

The Company's tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

For the third quarter and first nine months of fiscal 2023, the Company’s effective tax rate was 30.2% and 27.2%, respectively.

For the third quarter of fiscal 2022, the effective tax rate was 16.6% and primarily reflected a $2.0 million discrete tax expense to adjust the release of valuation allowance. For the first nine months of fiscal 2022, the Company recognized an income tax benefit of $32.9 million, which included a discrete tax benefit of $33.5 million for the release of the valuation allowance discussed above.

The Company made tax payments of $0.7 million and $0.3 million for the first nine months of fiscal 2023 and fiscal 2022, respectively.

9. Termination of Retirement Plans

Noncontributory Pension Plan

In connection with the acquisition of Casual Male Corp. in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

On May 3, 2023, the Audit Committee approved the termination of the Pension Plan, which was then approved and ratified by the Board of Directors on May 4, 2023 with a final termination approval on June 8, 2023. On July 1, 2023, the Company completed a partial settlement through the purchase of nonparticipating annuities. The Company made a cash contribution during the first nine months of fiscal 2023 of $1.7 million. The remaining pension liability, net of plan assets, at October 28, 2023 was approximately $0.1 million. The remaining plan assets are invested in short-term investments and cash equivalents.

Results for the nine months ended October 28, 2023, included a charge of $4.2 million recorded in the second quarter, representing a pro-rata portion of the unrealized loss in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet. The Company expects to settle the remaining obligation under the Pension Plan by the end of fiscal 2023, at which time the Company will recognize the remaining unrealized loss, including any remaining tax effects, that is part of "Accumulated Other Comprehensive Loss."

Net periodic pension cost for the three and nine months ended October 28, 2023 and October 29, 2022 was as follows:

	For the three months ended		For the nine months ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net periodic pension cost:	(in thousands)
Interest cost on projected benefit obligation	$131	$102	$392	$309
Expected return on plan assets	(150)	(179)	(450)	(541)
Amortization of unrecognized loss	66	68	197	203
Loss on pension plan termination		—	4,174	—
Net periodic pension cost (income)	$47	$(9)	$4,313	$(29)

Assumptions used were as follows:

	For the three and nine months ended
	October 28, 2023	October 29, 2022
Discount rate	5.2%	3.0%
Expected return on plan assets	5.1%	6.5%

Supplemental Executive Retirement Plan ("SERP")

In connection with the acquisition of Casual Male Corp. in May 2002, the Company also assumed the liability of the Casual Male Supplemental Executive Retirement Plan.

On May 3, 2023, the Audit Committee approved the termination of the SERP, which was then approved and ratified by the Board of Directors on May 4, 2023. During the third quarter of fiscal 2023, the Company completed the termination of the SERP though the purchase of a nonparticipating annuity. In connection with that termination, during the third quarter of fiscal 2023, the Company made a cash contribution of $0.4 million and recognized a loss on the termination of the plan of $57,000, which included the recognition of the unrealized loss of $31,000 in Accumulated Other Comprehensive Loss.

10. Fair Value Measurement

At October 28, 2023 and January 28, 2023, the Company held U.S. treasury bills which were classified as held-to maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At October 28, 2023:
Short-term investments:
U.S. Treasury Bills	49,632	49,652	—	—

At January 28, 2023
Cash equivalents:
U.S. Treasury Bills	29,076	29,071	—	—

11. Stock Repurchase Program and Subsequent Event

On March 14, 2023, the Company's Board of Directors (“Board”) approved a stock repurchase program, effective March 16, 2023. Under the program, the Company was initially authorized to repurchase up to $15.0 million of its common stock, including excise tax, through open market and privately negotiated transactions. The Company completed the initial authorization during the third quarter of fiscal 2023.

Subsequent to the end of the third quarter, on November 15, 2023, the Board approved an amendment to the stock repurchase program to increase the amount authorized under the program from $15.0 million to $25.0 million, effective November 17, 2023. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024, but may be suspended, terminated or modified at any time for any reason. The Company expects to finance any repurchases from cash generated from operations.

During the first nine months of fiscal 2023, the Company repurchased 3.1 million shares at an aggregate cost of $14.9 million, excluding excise taxes. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. Beginning in fiscal year 2023, the applicable excise tax is being charged to additional paid-in capital in the Company's Consolidated Balance Sheet as part of the cost basis of the shares repurchased, with the corresponding liability for the excise tax payable recorded in accrued expenses and other current liabilities. This liability is partially offset by a 1% credit permitted under the rules for the fair value of shares issued by the Company. For the nine months ended October 28, 2023, the Company has accrued $0.1 million for the payment of excise taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our long-range strategic growth plan and our ability to achieve accelerated growth in the future; the expected impact of our strategic initiatives, including with respect to raising brand awareness, store development, website replatform and future alliances and collaborations; expected marketing costs, gross margin rates and expected capital expenditures in 2023; expected timing of stock repurchases under our board-approved stock repurchase program; and expected changes in our store portfolio and long-term plans for new or relocated stores. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 28, 2023, included in our Annual Report on Form 10-K for the year ended January 28, 2023, as filed with the Securities and Exchange Commission on March 16, 2023 (our “Fiscal 2022 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. This discussion sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks related to inflationary pressures, changes in consumer spending in response to economic factors, increased labor costs and potential labor shortages, the continuing economic impact of the Russian invasion of Ukraine and the war in the Middle East, our ability to manage appropriate inventory levels, our ability to successfully execute on our strategic initiatives, our ability to predict customer tastes and fashion trends, our ability to grow market share, our ability to forecast sales growth trends and compete in the market, and the other risks and uncertainties set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2022 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At October 28, 2023, we operated 226 Destination XL stores, 16 DXL outlet stores, 21 Casual Male XL retail stores, 19 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

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

Stores that have been open for at least 13 months are included in comparable sales. Stores that have been remodeled or relocated during the period are also included in our determination of comparable stores sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months. If a store is temporarily closed for more than 7 days, it is removed from the calculation of comparable sales until it reopens and upon its anniversary is once again removed from the calculation until the reopen date. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

EXECUTIVE SUMMARY

	For the three months ended		For the nine months ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
(in millions, except percentage of sales and per share data)
Sales	$119.2	$129.7	$384.7	$402.0
Net income	$4.0	$10.5	$22.6	$80.8
Adjusted net income (Non-GAAP basis)	$4.2	$9.2	$25.8	$34.6
Adjusted EBITDA (Non-GAAP basis)	$8.6	$16.4	$44.2	$59.6

Gross margin. as a percentage of sales	47.5%	50.0%	48.8%	50.8%
SG&A expenses, as a percentage of sales	40.2%	37.3%	37.4%	35.9%

Per diluted share:
Net income	$0.06	$0.16	$0.35	$1.20
Adjusted net income (Non-GAAP basis)	$0.07	$0.14	$0.40	$0.52

Our comparable sales for the third quarter decreased 6.7% with comparable sales from our stores down 8.1% and our direct business down 3.2%. The decrease was primarily driven by a slowdown in traffic. Despite this pressure on our top line results, we maintained a solid gross margin, managed our operating expenses, and generated net income of $0.06 per diluted share and an adjusted EBITDA margin (a non-GAAP measure) of 7.3%. Further, we continued to strengthen our financial position, successfully managing our inventory levels, which are down 6.5% to last year, and we generated $22.7 million in free cash flow year to date.

Net income for the third quarter of fiscal 2023 was $4.0 million, or $0.06 per diluted share, as compared to net income of $10.5 million, or $0.16 per diluted share, for the third quarter of fiscal 2022.

For the first nine months of fiscal 2023, net income was $22.6 million, or $0.35 per diluted share, as compared to net income of $80.8 million, or $1.20 per diluted share, for the first nine months of fiscal 2022. Net income for the first nine months of fiscal 2022 included the release of substantially all of the valuation allowance against our deferred tax assets. Assuming a normalized tax rate and adjusting for the loss from retirement plan terminations and asset impairments (gains), if any, adjusted net income for the first nine months of fiscal 2023, was $25.8 million, or $0.40 per diluted share, as compared to net income of $34.6 million, or $0.52 per diluted share, for the first nine months of fiscal 2022.

As of October 28, 2023, we had cash and investments of $60.4 million as compared to $23.5 million at October 29, 2022. As of October 28, 2023, we had no debt outstanding, unused excess availability of $87.6 million, and no borrowings during the first nine months. With cash on hand, no outstanding debt and full availability under our credit facility, we are continuing to pursue our strategic initiatives this year to grow our business.

Through the nine months ended October 28, 2023, we repurchased 3.1 million shares at a total cost, including fees, of $14.9 million. Subsequent to the end of the third quarter of fiscal 2023, effective November 17, 2023 the Board of Directors amended the stock repurchase program to increase the number of shares authorized to be repurchased from $15.0 million to $25.0 million.

In May 2023, we also made the decision to terminate our frozen, noncontributory pension plan and the frozen supplemental executive retirement plan ("SERP"). Given the current high interest rates, we saw this as an opportunistic use of excess cash to eliminate these variable liabilities. In connection with that decision, during the second quarter, we completed a partial settlement of our pension obligations through the purchase of nonparticipating annuities. Our results for the nine months ended October 28, 2023 include a loss of $4.2 million, representing a pro-rata portion of the unrealized loss in Accumulated Other Comprehensive Loss. We expect to complete the final settlement of the terminated pension plan by the end of fiscal 2023. In the third quarter, we completed the termination of the SERP plan, recognizing a loss for the three and nine months ended October 28, 2023 of $0.1 million.

Our Future Growth Strategy

Last quarter, we shared our long-term strategic plan to meaningfully accelerate the growth trajectory of the Company. We are actively working on these initiatives and continue to believe there is a substantial opportunity to take a greater share of market and grow our top line. Despite this more challenging quarter, we remain relentlessly disciplined and committed to our strategy and initiatives.

Our Company is in a fundamentally different position today than it was pre-pandemic. We have achieved a heightened level of operational excellence, recapitalized our balance sheet to provide a greater level of financial flexibility, made investments in our technical capabilities, and upgraded our leadership team. Since we repositioned DXL in fiscal 2019, we have grown comparable sales by more than 25% and more than doubled our adjusted EBITDA margin rate. This trajectory supports our strong belief in the longer-term opportunity for DXL in the men’s big & tall apparel category. As we look beyond fiscal 2023, we are excited about our long-term growth plan. Our goal is to accelerate the trajectory of the Company meaningfully over the next three to five years, by focusing on four specific growth initiatives: store development, website replatform, brand building and alliances/collaborations.

Store Development: As we have stated before, we believe there are at least 50 net new store opportunities. New store development addresses another factor critical to our growth. While we have stores in every major metro market across the United States, there are voids in certain markets where big + tall consumers are not being serviced by a DXL. In our most recent research across 2,500 big + tall men, both customers and non-customers, 49% self-reported that they do not shop with us because a store is not near them, while 37% self-reported that they do not shop with us because a store location is not convenient. This quarter, we opened our first new DXL store since 2018 in Queens, NY. We expect to open two more new stores before year-end and plan to open another 10 new stores in fiscal 2024 and 15 to 20 new stores in fiscal 2025. We have also converted seven Casual Male stores to DXL this year and expect to convert three more by the end of 2023.

Website Replatform: We are upgrading our website from legacy infrastructure to a modern commerce platform, with features and functionality launching throughout 2024. We believe this modernization will offer immediate performance improvements and customer experience benefits, while positioning us to deliver a greater pace of change in the future.

Marketing and Brand-Building: We believe one of our greatest opportunities is to address our overall brand awareness levels. Over the past few years, we have transformed our brand position and differentiated ourselves in terms of experience, fit, and assortment. However, many of our target consumers simply do not know DXL. We now have the financial flexibility, informed consumer research, and the right messaging to invest in building our brand. For the past several years, our advertising-to-sales ratio has been between 5.0% to 6.0%. Our plan is to increase our advertising-to-sales ratio over the next few years. We expect to invest more in brand building and top-of-funnel marketing to grow our customer file. We have begun a search for a creative agency to develop, build and execute a campaign that will drive an emotional connection to the brand and drive brand awareness. We are targeting a campaign launch for late Spring 2024 and we are prepared to conservatively spend another 1.0% to 2.0% of sales to initially fund that initiative and, with results, fund our marketing and brand building initiatives at greater levels over time.

Alliances/Collaborations: We strongly believe that our "fit authority" is one of our biggest assets and that we can develop successful collaborations with other brands, who are interested in finding a cost-effective way to expand their offering to include big + tall men's apparel. During the third quarter, we launched UNTUCKit, Fit by DXL in partnership with UNTUCKit which is being sold exclusively by DXL. In addition, we also added Hugo Boss and Faherty to our list of national brands this quarter, each with a level of merchandise exclusivity that cannot be found elsewhere. All three programs have exceeded our initial expectations and we will look for door expansions in all three for fiscal 2024. We believe these examples are only the beginning, and we are working in real-time on additional retail brand alliances. Lastly, we also launched our new fit technology and size mapping in twelve of our stores.

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three and nine months ended October 28, 2023 and October 29, 2022:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
Store sales	$82,997	69.6%	$91,770	70.8%	$267,739	69.6%	$280,973	70.0%
Direct sales	36,191	30.4%	37,901	29.2%	116,934	30.4%	120,588	30.0%
Retail segment	$119,188		$129,671		$384,673		$401,561
Wholesale segment	—		—		—		399
Total sales	$119,188		$129,671		$384,673		$401,960

Total sales for the third quarter of fiscal 2023 were $119.2 million, as compared to $129.7 million in the third quarter of fiscal 2022. Comparable sales for the third quarter decreased 6.7% with comparable sales from our stores down 8.1% and our direct business down 3.2%. The remainder of the decrease was due to sales from closed stores and a decrease in non-comparable sales.

Comparable sales in August decreased 6.5%, slightly improved in September to a decrease of 5.4%, but in October comparable sales decreased to 8.3%. Through the third quarter, we saw a further slowdown in store traffic as consumer spending continues to be negatively impacted by the economy and inflationary pressures. Store traffic was down 5.9% while dollars per transaction and conversion combined were down approximately 2.0%, with dollars per transaction down more than conversion. Sales were particularly softer in categories that outperformed last year due to a resurgence of back-to-work and social events. The decrease of 3.2% in the direct business was primarily due to a decrease in marketplace sales. The DXL website, which was down 1.5%, performed better as a result of improvements in email marketing and growth from our mobile app.

Sales for the first nine months of fiscal 2023 were $384.7 million as compared to $402.0 million for the first nine months of fiscal 2022. Comparable sales for the first nine months of fiscal 2023 decreased 2.5%, with comparable sales from our stores down 2.7% and direct down 2.0%.

Gross Margin Rate

For the third quarter of fiscal 2023, our gross margin rate, inclusive of occupancy costs, was 47.5% as compared to a gross margin rate of 50.0% for the third quarter of fiscal 2022.

Our gross margin rate decreased by 250-basis points, with a decrease in merchandise margin of 110-basis points and an increase of 140-basis points in occupancy costs primarily due to the deleveraging of sales and increased rents as a result of lease extensions. The decrease in merchandise margin of 110-basis points was due to continued cost pressures on certain private-label merchandise, much of which we continued to absorb rather than passing on to the customer through price increases. We also experienced increased shipping costs related to direct-to-consumer shipments and costs related to our loyalty program with more sales tendered with loyalty certificates, as compared to the third quarter of fiscal 2022. These cost increases were partially offset by lower inbound freight costs.

For the first nine months of fiscal 2023, our gross margin rate, inclusive of occupancy costs, was 48.8% as compared to a gross margin rate of 50.8% for the first nine months of fiscal 2022. The decrease of 200-basis points was due to a decrease in merchandise margins of 120-basis points and an 80-basis point increase in occupancy costs. Similar to the third quarter merchandise margin, the decrease was due to cost pressures on certain private-label merchandise, increased direct-to-consumer shipping costs and costs related to our loyalty program. The 80-basis point increase in occupancy costs was due to a combination of the deleveraging of sales and increased rents as a result of lease extensions.

For fiscal 2023, we expect gross margin rates to be approximately 180-basis points lower than fiscal 2022, of which approximately half of this decrease being attributable to the expected deleveraging of occupancy costs on the lower sales base.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A (selling, general and administrative) expenses for the third quarter of fiscal 2023 were 40.2% as compared to 37.3% for the third quarter of fiscal 2022. For the first nine months of fiscal 2023, SG&A expenses, as a percentage of sales, were 37.4% as compared to 35.9% for the first nine months of fiscal 2022.

On a dollar basis, SG&A expenses decreased by $0.4 million and $0.8 million for the third quarter and first nine months of fiscal 2023, respectively as compared to the third quarter and first nine months of fiscal 2022. The decreases were primarily due to a decrease in performance-based incentive accruals, partially offset by an increase in payroll-related costs from new positions added in the past year to support our long-range growth initiatives.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 21.0% of sales in the first nine months of fiscal 2023 as compared to 20.4% of sales in the first nine months of fiscal 2022. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 16.4% of sales in the first nine months of fiscal 2023 as compared to 15.5% of sales in the first nine months of fiscal 2022. Marketing costs for the first nine months of fiscal 2023 were 5.6% of sales as compared to 5.5% of sales for the first nine months of fiscal 2022. For fiscal 2023, marketing costs are expected to be approximately 5.7% of sales.

Impairment (Gain) of Assets

There were no impairments or non-cash gains recognized in the first nine months of fiscal 2023. For the nine months ended October 29, 2022, we recognized a non-cash gain of $0.6 million. The non-cash gain related to the decision to close certain retail stores, which resulted in a revaluation of the existing lease liabilities. The portion of the gain that related to previously recorded impairment charges against the operating lease right-of-use asset was included as an offset to previously recorded asset impairment charges. Accordingly, for the nine months ended October 29, 2022, $0.4 million was included in the Impairment (Gain) of Assets line of the Consolidated Statement of Operations for the first nine months of fiscal 2022. The remaining gain was recorded as a reduction to occupancy costs.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2023 decreased to $3.4 million as compared to $3.8 million for the third quarter of fiscal 2022. For the first nine months of fiscal 2023, depreciation and amortization decreased to $10.3 million as compared to $11.7 million for the first nine months of fiscal 2022. The decrease was due to a lower depreciable cost base, especially from our store assets, due to our limited capital spending since fiscal 2020.

Loss from Termination of Retirement Plans

During the second quarter of fiscal 2023, we identified an opportunity to eliminate a variable liability by taking advantage of the current high-interest rate environment and terminating the frozen pension plan and SERP.

In the second quarter of fiscal 2023, we completed a partial settlement of the pension obligation through the purchase of nonparticipating annuities. We made a cash contribution to the plan during the first nine months of fiscal 2023 of $1.7 million. The remaining pension liability as of October 28, 2023, was approximately $0.1 million. For the nine months ended October 28, 2023, we recognized a charge of $4.2 million, representing a pro-rata portion of the unrealized loss that is part of accumulated other comprehensive loss on the balance sheet. We expect to settle the remaining obligation and recognize the remaining unrealized loss from the terminated pension plan by the end of fiscal 2023.

In the third quarter of fiscal 2023, we completed the termination of the SERP through the purchase of a nonparticipating annuity. We made a cash contribution to the SERP during the first nine months of fiscal 2023 of $0.4 million and recognized a loss on the termination of $0.1 million, which is included in the Consolidated Statement of Operations for the three and nine months ended October 28, 2023.

Interest Income/Expense, Net

Net interest income for the third quarter of fiscal 2023 was $0.6 million, as compared to net interest expense of $0.1 million for the third quarter of fiscal 2022. For the first nine months of fiscal 2023, net interest income was $1.4 million as compared to net interest expense of $0.4 million for the first nine months of fiscal 2022. For the third quarter and first nine months of fiscal 2023, interest income was earned from investments in U.S. government-backed investments and money market accounts. Interest costs for all periods were immaterial because we had no outstanding debt and no borrowings under our credit facility during any period.

Income Taxes

As a result of releasing substantially all of the valuation allowance against our deferred tax assets during fiscal 2022, we have returned to a normal tax provision for fiscal 2023. Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.

Accordingly, for the third quarter and first nine months of fiscal 2023, the Company’s effective tax rate was 30.2% and 27.2%, respectively.

For the third quarter of fiscal 2022, the effective tax rate was 16.6% and primarily reflected a $2.0 million discrete tax expense to adjust the release of valuation allowance. For the first nine months of fiscal 2022, the Company recognized an income tax benefit of $32.9 million, which included a discrete tax benefit of $33.5 million for the release of the valuation allowance discussed above.

We are able to utilize our remaining NOL carryforwards to reduce our cash federal and state income taxes. We began the year with $78.9 million in federal NOL carryforwards.

Net Income

For the third quarter of fiscal 2023, we recorded net income of $4.0 million, or $0.06 per diluted share, as compared to net income of $10.5 million, or $0.16 per diluted share, for the third quarter of fiscal 2022. Net income for the first nine months of fiscal 2023 was $22.6 million, or $0.35 per diluted share, as compared to net income of $80.8 million, or $1.20 per diluted share for the first nine months of fiscal 2022.

On a non-GAAP basis, assuming a normalized tax rate of 27% and adjusting for asset impairments (gains), if any, and for the loss on the termination of the retirement plans, adjusted net income for the third quarter of fiscal 2023 was $4.2 million, or $0.07 per diluted share, as compared to adjusted net income of $9.2 million, or $0.14 per diluted share for the third quarter of fiscal 2022. For the first nine months of fiscal 2023, adjusted net income was $25.8 million, or $0.40 per diluted share, as compared to adjusted net income of $34.6 million, or $0.52 per diluted share for the first nine months of fiscal 2022.

Inventory

As of October 28, 2023, our inventory decreased by approximately $7.0 million to $99.9 million, as compared to $106.8 million at October 29, 2022. Managing our inventory remains a primary focus for us given the impact that inflation appears to have had on consumer discretionary spending for clothing. Based on the sales trends we started to see in March 2023, we began taking proactive measures to manage our inventory and adjust our receipt plan. At October 28, 2023, our clearance inventory was 9.7% of our total inventory, as compared to 6.7% at October 29, 2022 and still below our historical benchmark of approximately 10.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At October 28, 2023, we had no outstanding debt, including no borrowings under our credit facility during the first nine months of fiscal 2023. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

We believe that our cash and cash equivalent balances, short-term investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, we remain cautious regarding the effect that the current macroeconomic conditions, including inflation and high interest costs, may have on consumer spending as well as the continuing geopolitical impact of Russia's invasion of Ukraine and the Israel-Hamas war on our business and the global economy. We also believe that cash flows from operating activities and cash on hand will be sufficient to satisfy our capital requirements in the longer-term, however, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility, as discussed below.

For the first nine months of fiscal 2023, cash flow from operations increased to $33.1 million as compared to $30.2 million for the first nine months of fiscal 2022. Free cash flow, a non-GAAP measure, increased to $22.7 million for the first nine months of fiscal 2023 as compared to $22.3 million for the first nine months of fiscal 2022. The increase in free cash flow was primarily due to a decrease in merchandise purchases as we continue to drive more productive inventory utilization, partially offset by a decrease in operating income.

Cash flow used for investing activities increased by $51.3 million for the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022, primarily due to the purchase of short-term investments, net of maturities, of $48.9 million and an increase in capital expenditures of $2.4 million.

Cash flow used for financing activities for the first nine months of fiscal 2023 increased by $1.0 million as compared to the first nine months of fiscal 2022, primarily due to an increase in shares repurchased.

Stock Repurchase Program

In March 2023, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company was initially authorized to repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. Subsequent to the end of the third quarter, the Board of Directors approved an amendment to the stock repurchase program to increase the amount authorized for repurchase from $15.0 million to $25.0 million, effective November 17, 2023. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024, but may be suspended, terminated or modified at any time for any reason. The Company expects to finance any repurchases from cash generated from operations.

During the first nine months of fiscal 2023, we repurchased 3.1 million shares at a total cost, including fees, of $14.9 million. Shares of repurchased common stock are held as treasury stock.

Credit Facility

On October 28, 2021, we entered into a $125.0 million revolving credit agreement with Citizens Bank, N.A., with a maturity date of October 28, 2026. On April 20, 2023, the Company entered into the First Amendment to Credit Agreement which provided for the replacement of the London Interbank Offering Rate (“LIBOR”) interest rate options with the secured overnight financing rate ("SOFR") based options (as amended, the "Credit Facility"). The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Effective April 20, 2023, borrowings under the Credit Facility bear interest at either a Base Rate loan or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. We are subject to an unused line fee of 0.25%.

We had no outstanding borrowings under the Credit Facility at October 28, 2023 and no borrowings during the first nine months of fiscal 2023. At October 28, 2023, outstanding standby letters of credit were $4.3 million and outstanding documentary letters of credit were $0.4 million. The average unused excess availability during the first nine months of fiscal 2023 was approximately $84.3 million and the unused excess availability at October 28, 2023 was $87.6 million.

Capital Expenditures

For fiscal 2023, we expect our capital expenditures to range from $15.5 million to $17.5 million, of which approximately $7.8 million is discretionary spending for new or improved stores with the remaining for non-discretionary, infrastructure improvements.

The following table sets forth the open stores and related square footage at October 28, 2023 and October 29, 2022, respectively:

	October 28, 2023		October 29, 2022
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	226	1,694	218	1,664
DXL Outlets	16	80	16	80
Casual Male XL Retail	21	68	30	100
Casual Male Outlets	19	57	19	57
Total Stores	282	1,899	283	1,901

During the third quarter of fiscal 2023, we opened a new DXL store in Queens, New York and expect to open two additional new stores with one in the Cincinnati market and one in the Los Angeles market by the end of fiscal 2023. During the first nine months, we completed the conversion of seven Casual Male stores to the DXL store format and completed the remodel of one existing DXL store. By the end of fiscal 2023, we expect to have opened a total of 3 new DXL stores and 10 Casual Male-to-DXL conversion stores and to have begun construction on at least 5 DXL remodels. Over the next three to five years, we believe we could potentially open 50 net new DXL stores across the country which could average 6,000 square feet or 300,000 sq. ft. in total, a 15% increase over our current square footage.

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

The following table reconciles free cash flow:

	For the nine months ended
(in millions)	October 28, 2023	October 29, 2022
Cash flow from operating activities (GAAP basis)	$33.1	$30.2
Capital expenditures	(10.4)	(7.9)
Free Cash Flow (non-GAAP basis)	$22.7	$22.3

Adjusted Net Income and Adjusted Net Income Per Diluted Share: Adjusted net income and adjusted net income per diluted share is calculated by excluding any asset impairment charge (gain) and the loss from the termination of retirement plans, subtracting the actual income tax provision (benefit) and applying an effective tax rate of 27%. The Company believes that this comparability is useful in comparing the actual results period to period. Adjusted net income per diluted share is then calculated by dividing the adjusted net income by the weighted average shares outstanding for the respective period, on a diluted basis.

	For the three months ended				For the nine months ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in millions, except per share data)
Net income (GAAP basis)	$4.0	$0.06	$10.5	$0.16	$22.6	$0.35	$80.8	$1.20

Adjust for impairment (gain) of assets	—		—		—		(0.4)
Add back loss on termination of retirement plans	0.1		—		4.2		—
Add back actual income tax provision (benefit)	1.7		2.1		8.4		(32.9)
Add income tax provision, assuming a normal tax rate of 27%	(1.6)		(3.4)		(9.5)		(12.8)
Adjusted net income (non-GAAP basis)	$4.2	$0.07	$9.2	$0.14	$25.8	$0.40	$34.6	$0.52

Weighted average number of common shares outstanding on a diluted basis		63.5		66.2		65.0		67.1

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before any loss from the termination of retirement plans or impairment of assets. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Sales. We believe that providing adjusted EBITDA and adjusted EBITDA margin is useful to investors in evaluating our performance and are key metrics to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income and calculates adjusted EBITDA margin:

	For the three months ended		For the nine months ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
(in millions)
Net income (GAAP basis)	$4.0	$10.5	$22.6	$80.8
Add back:
Impairment (gain) of assets	—	—	—	(0.4)
Loss on termination of retirement plans	0.1	—	4.2	—
Provision (benefit) for income taxes	1.7	2.1	8.4	(32.9)
Interest (income) expense	(0.6)	0.1	(1.4)	0.4
Depreciation and amortization	3.4	3.8	10.3	11.7
Adjusted EBITDA (non-GAAP basis)	$8.6	$16.4	$44.2	$59.6

Sales	$119.2	$129.7	$384.7	$402.0
Adjusted EBITDA margin (non-GAAP), as a percentage of sales	7.3%	12.7%	11.5%	14.8%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 28, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 14, 2023, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was initially authorized to repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. The initial authorization was completed during the third quarter of fiscal 2023. Subsequent to the end of the third quarter, on November 15, 2023, the Board of Directors approved an amendment to the stock repurchase program to increase the amount authorized under the program from $15.0 million to $25.0 million, effective November 17, 2023. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on March 16, 2024, but may be suspended, terminated or modified at any time for any reason.

Stock repurchase activity during the three months ended October 28, 2023 was as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan (1)(2)

July 30, 2023 to August 26, 2023	838,145	$4.82	838,145	$10,150,003
August 27, 2023 to September 30, 2023	—	$—	—	$10,150,003
October 1, 2023 to October 28, 2023	—	$—	—	$10,150,003
Total	838,145	$4.82	838,145	$10,150,003

(1) Average price paid per share and the approximate dollar value of shares that may yet be purchased under the plan excludes the accrual of excise tax of $0.1 million as of October 28, 2023.

(2) Reflects the additional $10.0 million authorized in November 2023, subsequent to the end of the third quarter of fiscal 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 29, 2023, Jack Boyle, a director of the Company, terminated a previously adopted Rule 10b5-1 trading arrangement with respect to the sale of the Company’s common stock (the “Trading Plan”). Mr. Boyle’s Trading Plan was adopted on April 13, 2023, become effective on July 13, 2023 and was to terminate on the earlier of March 15, 2024 or the sale of all shares subject to the Trading Plan (unless earlier terminated according to the terms of the Trading Plan). As of the date of termination of the Trading Plan, no shares of common stock had been sold pursuant to the Trading Plan.

Other than as noted above, during the three months ended October 28, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits.

10.1

First Amendment to the Amended and Restated Employment Agreement between the Company and Harvey S. Kanter, dated August 11, 2023, which includes the Form of Performance Share Award Agreement (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 15, 2023, and incorporated herein by reference).

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

DESTINATION XL GROUP, INC.

Date: November 17, 2023	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)