Form 10-K
period 2024-02-03
DESTINATION XL GROUP, INC.
filed 2024-03-21
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024 (Fiscal 2023)

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

As of July 28, 2023, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $268.3 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 57,989,062 shares of Common Stock, $0.01 par value, outstanding as of March 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 3, 2024

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our ability to grow market share, the size of the addressable big + tall market, the impact of our strategic growth initiatives, including our ability to build brand awareness, develop new stores and create and expand alliances and collaborations, our ability to grow our top line and maintain profitability, the expected change in gross margin rate in 2024, our expected capital expenditures in 2024, our expected marketing spend in 2024, expected store openings in 2024 and beyond, and our ability to meet our liquidity needs. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to: our ability to successfully implement our business strategy and grow our market share, including through improving brand awareness, increasing our digital presence and expanding existing and entering into new alliances and collaborations, and manage our store portfolio; loss or disruption in our operations and supply chain, including due to the ongoing conflict in the Middle East; labor costs and shortages; increases in certain raw material costs and freight costs; the impact of macroeconomic factors, such as inflation, the ongoing conflict in Ukraine, consumer confidence and high interest rates; as well as those risks and uncertainties set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions, or circumstances in which the forward-looking statement is based.

Item 1. Business

Destination XL Group, Inc., together with its subsidiaries (the “Company”), is the leading specialty retailer of big & tall men’s apparel with retail locations throughout the United States. We operate under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL outlets, Casual Male XL® and Casual Male XL outlets. At February 3, 2024, we operated 232 DXL retail stores, 15 DXL outlet stores, 17 Casual Male XL retail stores, 19 Casual Male XL outlet stores, and a digital business, including an e-commerce site at www.dxl.com, a mobile site m.destinationXL.com and mobile app. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022 as “fiscal 2023,” “fiscal 2022” and “fiscal 2021,” respectively.

OUR INDUSTRY

We define the big & tall men’s clothing market as starting at a waist size of 38” and greater, as well as tops sized 1XL and greater. With the assistance of Coresight Research, we believe that the U.S. big & tall men's clothing market is approximately $23 billion and is highly fragmented. Big + Tall is all we do. With our proprietary fit and extensive selection of exclusive brands, we believe that we can grow market share as an integrated commerce retailer able to target a broad market, attracting customers from various income, age and lifestyle segments, offering the underserved consumer the widest selection of sizes and styles.

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

OUR BUSINESS

We operate as an integrated commerce retailer of big & tall men’s clothing and shoes. Through our multiple brands, which include both national brands and our own brands, we provide a premium, personalized shopping experience, whether in-store or digitally, with a broad range of merchandise at varying price points, catering from the value-oriented customer to the luxury customer. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

What is unique about our business is our proprietary fit, our ability to manage an array of sizes and optimize our in-stock position throughout each season. Our best-selling pant has 58 size combinations and a unique specification as compared to an average retailer who may only have 15 different size combinations. We maintain a consolidated inventory across all channels that enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

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

BUSINESS STRATEGY

Over the past five years, we have transformed our business, investing in our customer relationship capabilities, our data infrastructure and our data analytics capabilities. We have achieved a heightened level of operational excellence, recapitalized our balance sheet to provide a greater level of financial flexibility, made investments in our technical capabilities, and upgraded our leadership team. Since fiscal 2019, we have grown net sales by 10% and more than doubled our adjusted EBITDA margin rate. In addition, we believe strongly that there is a great opportunity for us to grow our market share. We believe that our addressable market is approximately $23 billion, yet based on our research our unaided brand awareness is 9% and our aided brand awareness is 28%. If we are to grow our revenue base and market share, our addressable market needs to know who we are, what we offer, how we are different from our competition and why they should shop with us.

We believe that we can change the growth trajectory of the Company through investments in brand marketing, new store development, a new and efficient eCommerce platform, and alliances/collaborations with other brands. We have spent the past year developing a deeper understanding of the big + tall consumer and we are now ready to execute on our long-range plan. We expect to fund these strategic initiatives with cash on hand. Accordingly, in fiscal 2024, our primary focus will be on the following four initiatives:

•
Marketing and Brand-Building: We believe one of our greatest opportunities is to address our overall brand awareness levels. Over the past few years, we have transformed our brand position and differentiated ourselves in terms of experience, fit, and assortment. However, many of our target consumers simply do not know DXL. We now have the financial flexibility, informed consumer research, and the right messaging to invest in building our brand. For the past several years, our advertising-to-sales ratio has been between 5.0% to 6.0%. Our plan is to increase our advertising-to-sales ratio over the next few years, with an advertising-to-sales ratio for fiscal 2024 of approximately 7.0% to 7.5%. We have selected new creative and media agencies to develop, build, and execute a campaign that will create an emotional connection to the brand and drive brand awareness. We are planning a multi-channel campaign targeting an early summer 2024 multi-market test-launch. With favorable results, we plan to fund our marketing and brand building initiatives at greater levels over time.
•
Store Development: As we have stated before, we believe there are approximately 50 net new store opportunities. New store development addresses another factor critical to our growth. While we have stores in every major metro market across the United States, there are voids in certain markets where big + tall consumers are not being served by a DXL. In our most recent research across 2,500 big + tall men, 44% self-reported that they do not shop with us because a store is not near them, and 35% self-reported that they do not shop with us because a store location is not convenient. This year we opened three DXL stores, our first store openings since 2019. We currently have plans to open an additional eight stores in fiscal 2024, with 15 new stores per year in fiscal 2025 through 2027. We also converted 11 Casual Male stores to DXL this year and expect to convert another five by the end of 2024. All new store and conversion investments are subject to rigorous ROIC hurdles that are informed by our prior experience.

•
New Website: We are upgrading our website from our legacy infrastructure to a new, modern commerce platform, with various features and functionality launching in the second half of fiscal 2024. We believe this upgrade will provide immediate performance improvements and customer experience benefits by eliminating friction points, optimizing search capability, and enhancing speed and response times. The new platform is engineered by a leading eCommerce technology provider and will position us to respond faster and more effectively to make changes in the future.
•
Alliances/Collaborations: We strongly believe that our "fit authority" is one of our greatest assets and that we can develop successful collaborations with other brands, who are interested in finding a cost-effective way to expand their offering to include big + tall men's apparel. In 2023, we launched UNTUCKit, Fit by DXL in an alliance with UNTUCKit, which is sold exclusively by DXL. In addition, we also added Hugo Boss and Faherty to our list of national brands, each with a level of merchandise exclusivity that cannot be found elsewhere. All three programs exceeded our initial expectations, with door expansion planned for all three in fiscal 2024. We believe our heritage of providing a world-class consumer shopping experience makes DXL an ideal partner for collaborations and alliances. We are in the final stages of an agreement with another retailer that will allow us to sell our product through a new retail distribution channel that is aligned with DXL's leading retail consumer experience.

As a result of these investments in marketing, stores, and other growth initiatives in fiscal 2024, we believe we can grow our top line and invest greater resources while maintaining a minimum acceptable level of profitability and free cash flow.

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

In October 2023, we launched UNTUCKit, Fit by DXL in collaboration with UNTUCKit, sold exclusively by DXL. The launch was supported by a comprehensive marketing campaign on both DXL and UNTUCKit channels. The shirts are sold exclusively online with ‘try-on’ capsules in select physical stores. Based on the performance, we are expanding this program in fiscal 2024. We will continue to explore other strategic collaborations with other brands that are widely recognized and that could complement our curated assortment.

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Champion, Lee, Wrangler and Reebok. In addition, we carry several value-priced private label lines:

Harbor Bay® was our first proprietary brand and it is a traditional line that continues to represent a significant portion of our business, specifically in terms of our core basic merchandise.

Oak Hill® is a premium line catering to those customers looking for slightly more style and quality than our Harbor Bay line but still in a traditional lifestyle.

Synrgy™ targets the customer looking for a contemporary/modern look.

True Nation® is a denim-inspired line consisting of vintage-screen t-shirts and wovens and is geared towards our younger customers.

Society of One® is an activewear brand that offers versatile styling options and is grounded by performance technology.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customers an extensive selection of quality sportswear and dress clothing at moderate prices carrying well-known brands such as: Levi's®, Columbia, Carhartt®, and Jockey®. Our exclusive brands in this price range include O’Neill® and Nautica®, Adidas Golf® and vineyard vines®. Within our product assortment for Callaway®, Majestic and Tommy Bahama® we also offer exclusive styles specially curated for our customers.

Higher-End Fashion Apparel -“Best” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers, such as The North Face®, Polo Ralph Lauren®, Jack Victor®, Boss®, Faherty®, Original Penguin Golf®, Michael Kors®, and Tallia®. Our exclusive brands in this price range include Brooks Brothers®, JOE’S®Jeans, 7 for all Mankind®, Boss®, Faherty®, Original Penguin Golf® and Robert Barakett®. Within our product assortment for Psycho Bunny®, Lucky and Robert Graham® we also offer exclusive styles specially curated for our customers. Polo Ralph Lauren builds one collection a quarter for our customers that is exclusive to DXL.

Shoes

Our DXL website offers an assortment of footwear, with a broad selection from casual to formal, in varying price points. We currently have a selection of more than 200 styles of shoes, ranging in sizes from 10W to 18W, including designer brands such as Cole Haan®, Timberland®, Sketchers®, New Balance®, Reebok® and Deerstags.

STORE CHANNEL

DXL Men’s Apparel Stores

As of February 3, 2024, we operated 232 DXL retail stores. Our DXL store concept brings all of our brands together in one format. Within this format, we cater to our diverse customer base, with merchandise representing all price points, from our higher-end brands to value-oriented brands, and all lifestyles, from business to denim. The size of our DXL stores averages 7,400 square feet. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our price points, to cater to each demographic market. Our DXL stores are located on real estate that is highly visible, often adjacent to high-performing regional malls or other high-traffic shopping areas.

In many markets, rebranding a Casual Male XL store to a DXL store provides a viable alternative to the more costly endeavor of relocating a Casual Male XL store to new DXL real estate. In addition, the converted stores benefit from DXL advertising. We are actively reviewing opportunities to relocate or convert Casual Male XL stores to DXL stores.

During fiscal 2023, we opened three new DXL stores, with plans to open eight new stores in fiscal 2024. These new DXL stores offer an updated look and feel both inside and outside, with the store layout focusing on improving our customer engagement and their overall shopping experience.

We believe that our store portfolio is a vital asset to our business strategy and we are investing in stores over the next several years. Over the next three to five years, we believe we could potentially open approximately 50 net new DXL stores across the country, which could average 6,000 square feet or 300,000 sq. ft. in total, a 15% increase over our current square footage.

Casual Male XL Retail Stores

As of February 3, 2024, we operated 17 Casual Male XL full-price retail stores, located primarily in strip centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual pants, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our own brand collections. The average Casual Male XL retail store is approximately 3,200 square feet.

DXL Outlet /Casual Male XL Outlet Stores

As of February 3, 2024, we operated 15 DXL outlet stores and 19 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered at discounted prices to cater to the value-oriented customer. In addition to own brands and national brands at our “good” price tier, our outlets also carry clearance product obtained from DXL and Casual Male XL stores, offering the outlet customer the ability to purchase brand and fashion product for a reduced price.

The average DXL outlet is approximately 5,100 square feet and the average Casual Male XL outlet store is approximately 3,000 square feet.

DIRECT CHANNEL

Our direct business is a critical channel for growing sales and market share through new customer acquisition and digital engagement of the active file. Since fiscal 2019, comparable sales from our direct business in fiscal 2023 have grown 50.9%, with our total direct business representing 31.3% of our total retail sales in fiscal 2023, as compared to 23.1% of our retail sales in fiscal 2019.

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

DXL Website and App

Our DXL website and app have been instrumental in our growth over the past three years, with sales from our website and app together increasing 47.4% from fiscal 2019. We continue to see our consumers shift to online shopping helping to drive higher new customer acquisition for the website business.

As mentioned above, we expect to launch an updated website in the second half of fiscal 2024 that we believe will offer a superior user experience to our customers, with modernized design aesthetics and improved performance, while also providing us the tools to improve our agility and efficiency.

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

Digital Marketplaces

We continue to broaden our reach through digital, third-party marketplaces. A large portion of our assortment is available on Amazon.com and Walmart.com. Digital marketplaces provide us an opportunity to drive awareness, grow our customer base and introduce new customers to our brand.

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

Our evergreen merchandise made up approximately 42% of our merchandise assortment in fiscal 2023. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We develop customized assortment strategies by store that accentuate lifestyle preferences for each particular store.

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

The merchandise planning and allocation team utilizes a set of specific universal reporting tools in fulfilling their daily, weekly and monthly roles and responsibilities. These reporting tools provide focused and actionable views of the business to optimize the overall assortment by category and by store. We are confident that our inventory performance is optimized by having all members of the merchandise planning and allocation team follow a standardized set of processes with the use of standardized reporting tools.

STORE OPERATIONS

We believe that our store associates are critical to creating the highest quality experience for our guests. The culture in our stores is to be guest-centric - to engage and build a relationship with each of our customers. Our overall goal is to accomplish three key initiatives in our stores. The first is that we strive to build relationships with all of our guests. The second is that we believe our stores need to be clean, neat and organized in an effort to allow the "just-looking" customer to find what he needs with ease. The last component is our stores serving as mini-distribution centers. The majority of our stores are able to fulfill customer orders that were placed online in one of our digital channels. Our associates are well versed in not only the product selection carried in their specific store, but also the product selection carried online. With a point-of-sale system that can access items online for the guest who is physically in the store, our associates are able to fulfill all of their customers’ needs.

Our multi-unit, field management team receives extensive training on recruiting associates who are the correct fit for our stores. All store associates participate in our DXL FIT Expert Training and Certification program as part of our commitment to deliver a great guest experience. All new DXL store management team hires are trained extensively through senior peer trainers throughout the country. We believe having a mix of internal promotions (store manager to Regional Sales Manager) as well as external hires with extensive multi-unit background gives us an inclusive and diverse Regional Sales management team. Regional Vice Presidents give us touchpoints in the field in addition to our Regional Sales Managers and store management team to ensure consistency in executing our standards and all programs and processes we deem important to our success.

Each new member of the store management team goes through extensive training with their Regional Sales Manager and a peer Store Manager. We believe our training system, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customers' brand loyalty.

Our field organization is overseen by our Chief Stores and Real Estate Officer, VP Store Operations, Regional Vice Presidents, Regional Sales Managers, and a Store Operations Team, who provide management development and guidance to individual store managers. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s market, and for the overall operations and profitability of those stores. Each store is staffed with a store manager, assistant manager and key holders. The store manager is responsible for achieving certain sales and operational targets. Our stores have an incentive-based commission plan for managers and selling staff to encourage associates to focus on our customer’s wardrobing needs and sales productivity.

MARKETING AND ADVERTISING

We believe that our marketing initiatives are critical to driving our sales growth by increasing traffic to our stores, website and app. Last year, we launched our brand initiative “Wear What You Want” ℠ inviting our customer to not only experience the depth of our assortment but also the breadth of exclusivity across our brands, offering brands and styles not available elsewhere. We are providing him with the freedom to choose his own style and wear what he wants. Big + Tall is all we do, and we trade on the belief that we offer superior fit, assortment, and experience to him and through this initiative we are eager to develop relationships with our customers that are built on respect, trust, and belonging.

Over the past few years, our marketing strategy has been a more targeted, personalized, data-driven model, enabling us to engage differently with each of our customers based on their shopping behaviors across all our buying channels. We adopted a stringent, analytical perspective to our marketing program, focusing on understanding incremental outcomes in addition to the “return on ad spend” throughout all our programs. This data-driven philosophy extends across all our marketing initiatives as we look at new ways to engage our customers. Our on-going work on enhancing our customer segmentation will ultimately drive our long-term marketing strategy, enabling us to create targeted and personalized content and messaging to our various customer segments. Our marketing programs have included email, direct mail, our loyalty program, direct marketing, digital marketing, social media, and streaming media, among others. Because we are not highly promotional, our loyalty program, The DXL Rewards Club, provides a strong value to our customers and we are planning on making further enhancements to the program during fiscal 2024.

While we will continue to invest in these targeted marketing initiatives, we also plan to increase our marketing spend in fiscal 2024 to include broad-based advertising, focusing specifically at building brand awareness. We have been working to transform our brand positioning by focusing on key customer insights and leveraging our distinct advantages of superior fit, depth of assortment, great styles and largely exclusive brands and an experience like no other. Our focus is to acquire new customers and achieve a greater lifetime value across our entire customer file. Working with our new creative and media agencies, we are planning a multi-channel campaign, targeting an early summer 2024 multi-market test-launch.

We expect our marketing costs in fiscal 2024 to be approximately 7.0%-7.5% of sales as compared to 5.9% of sales in fiscal 2023.

GLOBAL SOURCING

Our global sourcing strategy is a balanced approach, which considers quality, cost and lead-time, depending on the requirements of the program. We believe our current sourcing structure meets our operating requirements and provides capacity for growth. The growth and effectiveness of our global direct sourcing program is a key component to the strength of merchandise margins.

We have built a strong internal team with extensive experience that is responsible for managing an international network of vendors and suppliers across the globe. We have established strong relationships with many of the leading factories and mills across the globe. Our sourcing network consists of over 30 factories in eight countries which are experts in big & tall sizing and production. In fiscal 2023, approximately 52% of all our product needs were sourced directly. We manufacture a significant percentage of our own brand merchandise in Southeast Asian countries including Vietnam, Bangladesh, Cambodia and India. We continue to reduce dependency on China, with less than 10% of our own brands sourced from China, inclusive of our raw materials and trims, and have moved certain programs into the Western Hemisphere with duty-free opportunities such as Nicaragua and Mexico.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors are made in U.S. dollars with payment on account.

See "Sustainability" below for a discussion of our environmental, ethical and social audits.

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

For store shipments and domestic customer deliveries, we use large national carriers. We are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our direct customers with Authorized Return Service and Web labels, making returns more convenient for them.

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

The United States big & tall men’s clothing market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products intended for big and tall men. Besides retail competitors, we consider any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. We believe that we are the only national operator of men’s apparel stores focused exclusively on the men’s big & tall market.

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

SUSTAINABILITY

At DXL, we recognize the importance of addressing and prioritizing environmental, social and governance ("ESG") issues throughout our business, including recognizing and addressing specific climate-related risks. During fiscal 2021, we formed the Sustainability Committee, consisting of a cross-disciplinary team from corporate management that engaged with a third-party firm to assist us in the development of the Company's initial ESG strategy and initiatives. The committee reports to the senior management team of the Company and to the Nominating and Corporate Governance Committee of our Board of Directors, which is responsible for the oversight of our initiatives. We are working to develop short- and long-term ESG goals, as well as an action plan.

Since 2019, we have been a member of a leading ethical trade service provider to increase our social, environmental and ethical sustainability, and we participate in their Ethical Trade Audit platform. Since fiscal 2020, we have retained LRQA, formerly Elevate, a global leader in supply chain assessment, and instituted 4-Pillar audits of our supply chain factories. Our intent is to increase our social, environmental and ethical sustainability by utilizing LRQA’s audit tool, "ERSA", which stands for ELEVATE Responsible Sourcing Assessment. ERSA 3.0 covers social compliance, human rights, environmental business ethics, and worker’s sentiment surveys. All audits can be found on their EIQ tool which is a web-based analytical system on which we participate in their Ethical Trade Audit platform. In fiscal 2023, we retained LRQA to also perform environment assessment audits. Through collaboration with LRQA and Bureau Veritas, we are pursuing what we call a “5-Pillar Audit”, which includes traceability of both raw materials and the equipment used to produce finished goods.

HUMAN CAPITAL MANAGEMENT

As of February 3, 2024, we had 1,439 employees. We hire additional temporary employees during the peak holiday season. None of our employees is represented by any collective bargaining agreement. Our associates are our greatest asset and we are committed to providing them with a safe and healthy work environment. Each associate is required to sign a set of policies that include, among other policies, the code of ethics, anti-harassment and procedures for raising a complaint. Our policies also contain protection of human rights and prohibit, among other things, the use of child labor or forced, bonded or indentured labor.

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

Workplace, Culture and Career Development

We are committed to providing our associates an environment where they have an opportunity to provide input on issues affecting the Company’s workforce and the employer-associate relationship. Periodically through the year, we encourage feedback and ideas from our associates through our annual engagement surveys and periodic pulse surveys. Perhaps most importantly, we promote professional and career development and mentorship programs. Since 2014, we have offered our associates the opportunity to participate in our DXLG Mentor Program, which pairs up to 20 mentees with mentors for one-year periods. The DXL Women’s Leadership Group was formed in fiscal 2016 with a mission of “Women supporting, educating and empowering each other @ DXLG”. It started as a pilot program and quickly expanded to now include over 40 female leaders, both people and process managers, in the corporate office and field. In addition, for the past five years, we have presented Leadercast, a platform for leadership development content available online.

Our Associate Engagement & Development Committee organizes “Lunch, Learn, Lead” and “Coffee Talk” sessions throughout the year to provide our associates an opportunity to gain insight on a variety of topics, such as, DXL’s social responsibility initiatives, TED talks, Global Sourcing, Normalizing the Brand and Technology. We also joined with Marist College to provide our DXL associates and their immediate adult family members with a 25% discount toward on-line tuition costs.

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

In October 2022, we added a new voluntary benefit, DailyPay, which allows our associates to access their money as they earn it, instead of having to wait until their payday to access their funds.

For more information regarding human capital, our programs, our health and safety as well as diversity information regarding our board, senior management and associates, such information can be found on our corporate website at https://investor.dxl.com. The information included in, referenced to, or otherwise accessible through, our website is not incorporated by reference in, or considered to be part of, this document or any document unless expressly incorporated by reference therein.

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

Item 1A. Risk Factors

The following risk factors are the important factors of which we are aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment and new risk factors emerge from time-to-time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that our projected results or events will be achieved or will occur.

Strategic Risks That May Affect Our Business

We may not be successful in executing our long-term strategy and growing our market share.

For us to be successful in the future and maintain growth, we must be able to continue increasing our share of the big & tall men’s apparel market. Our growth is dependent on our ability to continue to build upon our DXL brand, maintain our existing customers and attract new customers. We have developed and are implementing long-term strategic initiatives to grow our business. Our failure to execute our strategy successfully could prevent us from growing our market share, which could have a material adverse effect on our results of operations, cash flows and financial position, including if we were unable to:

•
grow our store portfolio;
•
develop an effective modern marketing program to build brand awareness as well as increase store and online traffic, attract customers across all channels, and grow sales;
•
build successful collaborations and alliances, similar to our alliance with UNTUCKit;
•
grow our DXL digital business;
•
launch an upgraded, state-of-the-art website;
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

Our ability to increase our share of the big & tall men’s apparel market is largely dependent on effectively marketing our brand and merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallets on our product offerings. In order to grow our market share, we depend on the success of our marketing and advertising in a variety of ways, including streaming media advertising, advertising events, our loyalty program, direct mail, and digital marketing, including social media and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future marketing efforts by us, our vendors or our other licensors, may be more costly than prior years and, if not successful, may negatively affect our ability to meet our sales goals and gain market share.

As part of our long-term strategy, we are planning to increase the amount that we expect to spend annually on our marketing efforts over the next few fiscal years, with marketing costs for fiscal 2024 expected to increase to 7.0%-7.5% of sales. There can be no assurance that our long-term strategy and the increased investment in marketing will grow our business or build brand awareness. If our marketing campaigns are unable to drive traffic to our stores and website, the marketing costs incurred will have a negative impact on the Company's profitability.

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

Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs, with real time store inventory visibility, our mobile app, and BOPIS (buy online pick-up in stores). We consider ourselves a customer-centric integrated commerce retailer, and we continue to make ongoing investments in our information technology systems to support these evolving capabilities.

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

Our business may be adversely affected if we are unable to manage and grow our store portfolio successfully.

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

One of our long-term strategic initiatives is to grow our store portfolio over the next several years and we have identified multiple white space opportunities in new or underpenetrated markets. We are also actively reviewing opportunities to relocate or convert the majority of our remaining Casual Male XL stores to DXL. If we are unable to find locations or obtain favorable lease terms, we may not be able to grow or maintain our current store base and the lack of store growth could negatively affect our ability to growth revenue and market share.

Operational Risks That May Affect Our Business

The loss of, or disruption in, our centralized distribution center could negatively impact our business and operations.

The majority of our merchandise for our stores and e-commerce operations is received into our centralized distribution center in Canton, Massachusetts, where it is then processed, sorted and shipped to our stores or directly to our customers. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, labor shortages, severe weather, the impact of climate change or disruptions in our distribution center, could result in delays in the delivery of merchandise to our stores or directly to our customers.

With all of our management information systems centralized in our corporate headquarters, any disruption or destruction of our system infrastructure could materially affect our business. This type of disaster would be mitigated by our offsite storage and disaster recovery plans, but we would still incur business interruption that may impact our business for a significant period of time.

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

Disruptions in the global supply chain in foreign ports, the impact of climate change and shortages of vessels and shipping containers may impact our ability to import inventory in a timely manner. Recent events in the Middle East have made accessing the Suez Canal a risk, thereby prompting vessels to avoid this route, which adds time and cost. Drought has left water levels lower than ever forcing Panama to reduce the volume of ships passing through the Panama Canal, leading to delays and increased shipping costs. In addition~~,~~ the ongoing war in Ukraine may cause additional tariffs, sanctions, import/export restrictions and future actions that may have a negative impact on the supply chain and may limit the availability of certain raw materials and result in an increase of associated cost. Furthermore, in the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to loss of sales and an adverse impact on our results of operations. Furthermore, we may continue to incur incremental freight costs which could negatively harm our gross margin rates.

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

We work with a third-party audit vendor to ensure a responsible and ethical supply chain. We are and will continue to pursue our corporate responsibilities and create a positive effect on human rights as well as the environment. The Company publishes a Vendor Code of Conduct, which is a part of every agreement requiring compliance by the manufacturing facilities. If, despite third-party audits, the manufacturing facilities engage in workplace or human rights violations and we are unable to identify or correct it, it may negatively affect our business and harm our brand.

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

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. The majority of our retail sales are settled through credit and debit card transactions. While our Board of Directors has a Cybersecurity and Data Privacy Committee to oversee the monitoring and management of cyber risk and data privacy for our Company, and we have not had any security breaches to date, any breach could expose us to risks of loss, litigation, and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. We attempt to limit exposures to security breaches and sensitive customer data through the use of “tokenization” in connection with both in-store and online credit card transactions, which eliminates the storage of credit card numbers. Like many retailers, we have seen an increase in cyberattack attempts, predominantly through phishing and social engineering scams, and in particular, ransomware. While none of these attempts has been successful, there can be no assurance that our continued security measures will be effective or sufficient in the future. If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

Further, if a third party were to use this proprietary customer information in order to compete with us, it could have a material adverse impact on our business and could result in litigation.

Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions, all depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital.

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

Due to the aftermath of the COVID-19 pandemic, as well as the ban of Xinjiang cotton, we are seeing cost increases in labor and across raw materials. We have secured raw materials in key item programs to reduce the impact on our gross margin. Fluctuations in the price, availability and quality of fabrics or other raw materials used in the manufacturing of our merchandise could have a material adverse effect on our gross margin or on our ability to meet our customers’ demands. Several factors may affect our costs for raw materials including, among other things, demand, currency fluctuations, political instability, inflationary pressures, fuel prices and weather, including the impact of global climate change. To the extent that we cannot offset these cost increases with other cost reductions or efficiencies, such higher costs will need to be passed on to our customers. Such increased costs could lead to reduced customer demand, which could have a material adverse effect on our results of operations and cash flow.

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

Risks Related To Environmental, Social And Governance Issues

The effects of climate change may adversely impact our business.

There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases ("GHG") in the atmosphere will cause significant changes in weather patterns. This could result in an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, as well as water scarcity and poor water quality. These events could adversely impact the availability and price of cotton and other raw materials, disrupt the supply chain and our ability to secure merchandise. Further, extreme weather conditions caused by climate change could negatively impact our financial results if our retail locations are unable to open, customers are unable to travel or our distribution center is unable to fulfill orders or delivery inventory. These events could also create adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. We are working to develop policies, standards and goals to help mitigate these risks, including working closely with our vendors and business partners to help identify such risks, develop standards and improve processes.

We may be unable to achieve our environmental, social and governance goals.

We are committed to corporate social responsibility and sustainability and we recognize the importance of environmental, social and governance ("ESG") issues. Our Sustainability Committee, comprising a cross-discipline of corporate management, has engaged with a third-party firm to assist us in the development of the Company's ESG policies and initiatives. Achievement of our initiatives is subject to risks and uncertainties and we may fail to achieve our objectives. We may also incur additional costs and require additional resources to implement such policies and initiatives.

Our business is subject to evolving regulations and expectations with respect to ESG matters that may expose us to increased risks.

An increased focus by local, state, regional, national, and international regulatory bodies on GHG emissions and climate change issues increases the risk to our business if we are unable to comply with the multiple and evolving policy changes. For example, in March 2024, the SEC adopted rules to enhance and standardize climate-related disclosures by public companies so that there is more consistent, comparable, and reliable information about the financial effects of climate-related risks on a public company’s operations and how it manages those risks. In addition, in October 2023, California enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that will require large public and private companies that do business within the state to disclose their Scopes 1, 2, and 3 GHG emissions, with third-party assurance of GHG emissions information for certain entities, and issue public reports on their climate-related financial risk and related mitigation measures.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the ESG or sustainability practices of companies, including those associated with climate change. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted based on an assessment of our ESG practices. Any disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor,

General Risks That May Affect Our Business

Our business is seasonal and is affected by general political and economic conditions.

Our business is seasonal. Historically, a significant portion of our operating income has been generated during our second and fourth quarters. If, for any reason, we miscalculate the demand for our products during these quarters, our sales in that quarter could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer. Due to our seasonality, the possible adverse impact from such risks is potentially greater if any such risks occur during our second and fourth quarters.

In addition, our operations may be negatively affected by local, regional or national political and economic conditions, such as levels of disposable consumer income, inflation, consumer debt, interest rates, consumer confidence and other macro issues. The volatile political environment, including the upcoming U.S. presidential and congressional election in November 2024, increases the chance of other legislative and regulatory changes at both the federal and state level that could affect us in ways we cannot predict. In addition, about 46% of the world's population will be holding elections in 2024, the outcome of those elections may have long-term implications on global economies, conflicts, trade negotiations and policies that may directly or indirectly affect our business.

The global impact of the COVID-19 pandemic and its variants have had, and other global health pandemics may have, an adverse effect on our business, financial results, liquidity, supply chain and workforce.

The COVID-19 pandemic and its variants caused global uncertainty and disruption and had a material impact on our business, predominately in fiscal 2020 and early 2021. Through fiscal 2023, the pandemic continued to have a lingering negative effect on the global economy that directly impacted our business, specifically as it related to the economy, rising interest rates, labor shortages, increased material costs, global supply chain issues, inflationary pressures, and changes in consumer spending behaviors. Our business may be negatively impacted as it relates to the risk and uncertainty of a potential COVID-19 resurgence, new variants or a new global health pandemic which could materially affect our financial results, access to sources of liquidity and inventory.

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

The market price of our common stock has been and will likely continue to fluctuate substantially as a result of many factors, some of which are beyond our control. For example, from September 8, 2021, when we relisted on the Nasdaq Global market, through February 2, 2024, the reported price of our common stock has ranged from a low of $3.27 on July 1, 2022, to a high of $8.99 on November 17, 2021. Factors that could cause fluctuations in the market price of our common stock include the following:

•
overall changes in the economy and general market volatility, including the effects of inflation and/or recession;
•
news announcements regarding our quarterly or annual results of operations;
•
quarterly comparable sales;
•
acquisitions;
•
competitive developments;
•
governmental regulation (such as increased wage and paid benefits laws);
•
litigation affecting us; or
•
market views as to the prospects of the Company or retail clothing industry generally.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of maintaining the trust and confidence of our customers and employees. Consequently, we maintain a comprehensive security incident response plan (“SIRP”) and we assess, identify, and manage material risks associated with cybersecurity threats. Our SIRP includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

We have integrated cybersecurity risk management into our broader risk management framework through various mechanisms, including (i) our updates to the Cybersecurity and Data Privacy Committee (the “Cyber Committee”, created by our Board of Directors (the “Board”) in 2016), which meets at least quarterly; (ii) our annual enterprise risk management update to the Board, and (iii) our information technology and security related internal controls, including vulnerability management programs.

The Company trains employees to understand their role in attempting to protect the Company from cybersecurity attacks. Our information security training program for employees includes acknowledgement of our information security policies, regular internal communications, and testing to measure the effectiveness of our information security program. For example, we conduct regular phishing awareness campaigns designed to emulate current threats and provide immediate feedback and, as necessary, additional training or remedial action.

In addition, the Company engages third parties to assist in assessing, identifying, and remediating material risks from cybersecurity threats. Our key cybersecurity controls are regularly tested by third-party service providers, which we retain to help identify vulnerabilities in our systems and to help maintain compliance to standards and regulatory requirements. Other third-party service providers are enlisted by the Company for security operations center services to augment our teams’ monitoring capabilities and to assist with our investigation and response to alerts on emerging and ongoing threats.

Further, our cybersecurity team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs. We use various security tools and processes to help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner, including, but not limited to, risk assessment network security controls, detection and response tools and a vulnerability management program.

The complexity and evolving nature of cybersecurity threats requires that we engage with a range of external experts, including cybersecurity assessors and consultants, in evaluating and testing our risk management systems. This enables us to leverage specialized knowledge and insights, to be confident that our cybersecurity strategies and processes are consistent with industry best practices. Our collaboration with these third-parties includes regular threat assessments and consultation on security enhancements.

In order to mitigate data or security incidents that may originate from third party vendors or suppliers, we conduct both privacy and security assessments to properly identify, prioritize, assess and remediate any third-party risks, and require security and privacy addenda to our contracts where applicable.

The nature of our business exposes us to cybersecurity threats and attacks that can lead to the unauthorized acquisition or access, compromise, loss, misuse or theft of our data, including personal information, confidential information or intellectual property. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including our business strategy, results of operations, or financial condition. Also see Part 1, Item 1A, Risk Factors, in this Annual Report on Form 10-K for a discussion of cybersecurity risks.

Governance

Our Board is ultimately responsible for the risk oversight of the Company, including cybersecurity and privacy risks. Our Board has delegated day-to-day responsibility for oversight of cybersecurity risks to the Cyber Committee. The Cyber Committee is composed of board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Pursuant to its charter, our Cyber Committee:

•
assists our Board in fulfilling its risk oversight responsibilities with respect to the protection of the Company’s assets, including confidential, proprietary and personal information, reputation and goodwill in all forms;
•
supervises and monitors the soundness of our cybersecurity and data protection strategies and practices;

•
oversees and monitors our material compliance with applicable information security, privacy and data protection laws, industry standards and contractual requirements;
•
promotes and furthers the integrity, adoption and coordination of our data security processes across the Company to help ensure that data and system security is a Company-wide business objective and priority; and
•
oversees our cybersecurity and data protection performance and the overall implementation of our cybersecurity and data protection strategy.

At the management level, our Chief Technology Officer (“CTO”), SVP, Technology and Information as well as our cybersecurity personnel are primarily responsible for identifying, assessing, monitoring and managing our cybersecurity. Our CTO reports directly to our President and Chief Executive Officer and at least quarterly meets with the Cyber Committee. Our current CTO has over 35 years of industry experience, including serving as CIO/CTO for over 6 years and having extensive experience in developing and leading technology risk management programs. Additionally, our technology staff holds multiple industry standard security certifications, including Cisco Certified Network Associate ("CCNA"), PCI Internal Security Assessor ("PCI ISA") and Certified Ethical Hacker ("CEH").

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

As of February 3, 2024, we operated 232 Destination XL retail stores, 15 Destination XL outlet stores, 17 Casual Male XL retail stores and 19 Casual Male XL outlet stores. We lease all of these stores directly from owners of several different types of centers, including life-style centers, shopping centers, freestanding buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at February 3, 2024.

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

Store count by state at February 3, 2024

United States	DXL retail and outlet stores	Casual Male XL retail and outlet stores
Alabama	2	1
Arizona	5	—
Arkansas	—	1
California	25	4
Colorado	3	—
Connecticut	3	—
Delaware	2	—
Florida	11	4
Georgia	4	2
Idaho	1	—
Illinois	11	1
Indiana	6	2
Iowa	3	—
Kansas	2	—
Kentucky	3	—
Louisiana	3	1
Maine	2	—
Maryland	6	2
Massachusetts	7	—
Michigan	13	1
Minnesota	3	—
Mississippi	1	1
Missouri	6	1
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire	3	—
New Jersey	9	2
New Mexico	1	—
New York	18	1
North Carolina	4	1
North Dakota	1	—
Ohio	11	1
Oklahoma	2	—
Oregon	2	1
Pennsylvania	13	4
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	7	—
Texas	24	3
Utah	1	—
Virginia	6	2
Washington	5	—
West Virginia	1	0
Wisconsin	5	—

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

Holders

As of March 15, 2024, based upon data provided by the transfer agent for our common stock, there were approximately 75 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent.

Issuer Purchases of Equity Securities

On March 14, 2023, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was initially authorized to repurchase up to $15.0 million of its common stock through open market and privately-negotiated transactions. The initial authorization was completed during the third quarter of fiscal 2023. On November 15, 2023, the Board of Directors approved an amendment to the stock repurchase program to increase the amount authorized under the program from $15.0 million to $25.0 million, effective November 17, 2023. Subsequent to the end of fiscal 2023, the stock repurchase program was completed.

Stock repurchase activity during the three months ended February 3, 2024 was as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan (1)

October 29, 2023 to November 25,2023	—	$—	—	$10,150,003
November 26, 2023 to December 30, 2023	1,207,271	$4.12	1,207,271	$5,172,641
December 31, 2023 to February 3, 2024	1,121,923	$4.20	1,121,923	$461,187
Total	2,329,194	$4.16	2,329,194	$461,187

(1) Average price paid per share and the approximate dollar value of shares that may yet be purchased under the plan excludes the accrual of excise tax of $0.2 million as of February 3, 2024.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2019. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have included a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 20	Jan 21	Jan 22	Jan 23	Jan 24
DXLG	(56.0%)	(27.9%)	441.3%	70.0%	(43.5%)
S&P 500	19.2%	15.2%	19.3%	(8.2%)	21.8%
Dow Jones U.S. Apparel Retailers	10.8%	6.2%	8.1%	8.6%	13.4%

Indexed Returns

	Base Period
	Jan 19	Jan 20	Jan 21	Jan 22	Jan 23	Jan 24
Company/Index
DXLG	$100	$44.05	$31.75	$171.83	$292.06	$165.08
S&P 500	$100	$119.18	$137.23	$163.75	$150.40	$183.21
Dow Jones U.S. Apparel Retailers	$100	$110.85	$117.75	$127.23	$138.11	$156.55

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2023 as compared to fiscal 2022. Our Annual Report on Form 10-K for the year ended January 28, 2023 (fiscal 2022) includes a discussion and analysis of our financial condition and results of operations comparing fiscal 2022 to fiscal 2021 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Segment Reporting

We have two principal operating segments: our stores and direct business. We consider our stores and direct business segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our integrated commerce approach. The Company’s wholesale business was a third operating segment until the first quarter of fiscal 2022, when the Company ended its relationship with its primary wholesale customer. Due to the immateriality of the wholesale segment’s revenues, profits and assets, its operating results were aggregated with the retail segment in fiscal 2022.

Comparable Sales and E-Commerce (Direct) Sales Definition

Our 2023 fiscal year included 53 weeks compared with 52 weeks in fiscal 2022. Accordingly, year-over-year comparisons of total sales for the fourth quarter and full year are affected by an extra week of sales in fiscal 2023. However, for comparable sales, the Company is reporting on a comparable weeks basis (i.e. the 14 and 53 weeks ended February 3, 2024 compared with the 14 and 53 weeks ended February 4, 2023, respectively).

Our customer’s shopping experience continues to evolve across multiple channels and we are continually adapting to meet the customer's needs. The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse. As a result, we continue to see more transactions that begin online but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick-up in a store or at curbside. We define store sales as sales that originate and are fulfilled directly at the store level. E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level, our Guest Engagement Center, or through a third-party marketplace.

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

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include free cash flow, adjusted net income, adjusted net income per share, adjusted EBITDA and adjusted EBITDA margin. We believe these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2023 to fiscal 2022. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net income, net income per diluted share or cash flow from operating activities in accordance with GAAP. See “Non-GAAP Reconciliations” below for additional information on these non-GAAP financial measures and reconciliations to comparable GAAP measures.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2023 was a 53-week period and fiscal 2022 was a 52-week period.

EXECUTIVE OVERVIEW

	Fiscal 2023	Fiscal 2022
	(in millions, except for percentage of sales and per share data)
Sales	$521.8	$545.8
Net income	27.9	89.1
Adjusted net income (Non-GAAP)	32.3	42.5
Adjusted EBITDA (Non-GAAP)	55.9	73.8

Per diluted share:
Net income	$0.43	$1.33
Adjusted net income (Non-GAAP)	$0.50	$0.63

As a percentage of sales:
Gross margin	48.4%	49.9%
SG&A expenses	37.7%	36.4%
Operating margin	8.0%	10.7%
Adjusted EBITDA margin (Non-GAAP)	10.7%	13.5%

Liquidity:
Cash flow from operating activities	$49.6	$59.9
Free cash flow (Non-GAAP)	$32.2	$50.3

Fiscal 2023 proved to be a challenging year and our results fell short of our expectations. Our comparable sales for fiscal year 2023 decreased 4.6%, with comparable sales from our stores down 4.5% and our direct business down 4.8%. Despite the year-over-year decline in sales, fiscal 2023 proved to be the second highest year of sales in the history of our Company, only behind fiscal 2022. We were pleased with our operational discipline which allowed us to maintain a solid gross margin, manage our operating expenses, and generate net income of $0.43 per diluted share and an adjusted EBITDA margin (a non-GAAP measure) of 10.7%.

Net income for fiscal 2023 of $0.43 per diluted share included a non-recurring pretax charge of $5.7 million recognized in connection with our decision to terminate our frozen retirement plans during fiscal 2023. Given the high interest rates, we saw this as an opportunistic use of excess cash to eliminate these variable liabilities. Net income for fiscal 2022 included a tax benefit of $31.6 million, or $0.47 per diluted shares, attributable to the release of substantially all of the valuation allowance against our deferred tax assets. Assuming a normalized tax rate of 27% for both fiscal years and adjusting for the loss from the retirement plan terminations, asset impairments (gains) and tax benefits or gains, if any, adjusted net income for fiscal 2023, was $0.50 per diluted share as compared to adjusted net income of $0.63 per diluted share for fiscal 2022.

We continued to strengthen our financial position in fiscal 2023, as we generated cash flow from operations of $49.6 million and free cash flow of $32.2 million. We used $24.5 million of that free cash flow to repurchase 5.4 million shares of our common stock. We successfully managed our inventory levels, which were down 12.9% as compared to the end of fiscal 2022. We ended fiscal 2023 with cash and investments totaling $60.0 million as compared to $52.1 million at January 28, 2023. We had no borrowings under our credit facility during fiscal 2023 and at February 3, 2024 our availability under our credit facility was $69.8 million. As we transition into fiscal 2024, we are focused on our long-term growth initiatives that we announced earlier in the year and are discussed above in Part I, Item 1, Business Strategy. Fiscal 2024 will be a year of investment and learning, but we feel strongly that the investments we are making in marketing, store expansion and digital are necessary to change the growth trajectory of our company and gain greater market share. We have selected creative and media agencies to help us curate and execute our vision and are planning a multi-channel campaign, with a multi-market test launch expected in early summer of 2024. We have also identified lease locations for another 8

DXL stores in addition to the three new stores we opened this year. Building stronger brand awareness is our overarching goal and we believe we need to invest in these initiatives to achieve that goal.

SALES

(in thousands)	Fiscal 2023		Fiscal 2022
Store sales	$358,710	68.7%	$375,618	68.9%
Direct sales	163,105	31.3%	169,821	31.1%
Retail segment	521,815	100.0%	545,439	100.0%
Wholesale segment	—		399
Total sales	$521,815		$545,838

For fiscal 2023, total sales decreased 4.4% to $521.8 million from $545.8 million for fiscal 2022. Comparable sales decreased 4.6%, with stores down 4.5% and the direct business down 4.8%. During fiscal 2023, we saw a gradual slowdown in store traffic across all regions of the country as consumer spending continued to be negatively impacted by the economic uncertainty and inflationary pressures. The decrease in comparable sales was partially offset by sales for the 53rd week of $7.1 million.

GROSS MARGIN

For fiscal 2023, gross margin, inclusive of occupancy costs, was 48.4% compared to 49.9% for fiscal 2022. The decrease of 150 basis points was due to a decrease in merchandise margins of 70 basis points and an 80 basis point increase in occupancy costs. The decrease in merchandise margin was due to cost pressures on certain private-label merchandise, increased direct-to-consumer shipping costs and costs related to our loyalty program. The 80 basis point increase in occupancy costs was due to a combination of the deleveraging of sales and increased rents as a result of lease extensions. For 2024, we expect our gross margin rate to experience some occupancy deleverage in the first half due to lower sales expectations and for the year we expect gross margin rates to be approximately 30 to 40-basis points lower than fiscal 2023.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales were 37.7% for fiscal 2023, as compared to 36.4% in fiscal 2022.

On a dollar basis, SG&A expenses decreased by $2.3 million for fiscal 2023 as compared to fiscal 2022. The decrease was primarily due to a decrease in marketing costs and a decrease in performance-based incentive accruals, partially offset by an increase in payroll-related costs from new positions added in the past year to support our long-range growth initiatives and costs for the 53rd week of approximately $2.7 million.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store operating costs, represented 21.3% of sales for fiscal 2023 as compared to 20.8% of sales for fiscal 2022. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 16.4% of sales for fiscal 2023 as compared to 15.6% of sales for fiscal 2022. Marketing costs for fiscal 2023 were 5.9% of sales.

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

For fiscal 2023, the Company recorded a total asset impairment charge of $0.1 million, which included a write-down for certain store property and equipment and operating lease right-of-use assets.

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

The fiscal 2022 impairment gain of $0.4 million was partially offset by a $0.2 million impairment charge for the write-down of store property and equipment. The net gain of $0.2 million is included as Impairment (Gain) of Assets on the Consolidated Statement of Operations for fiscal 2022.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for fiscal 2023 was $13.8 million, as compared to $15.4 million in fiscal 2022. Our depreciation expense decreased over the past few years, as many of our assets have become fully depreciated and we have had modest capital spending over the past several years.

LOSS FROM TERMINATION OF RETIREMENT PLANS

During fiscal 2023, we identified an opportunity to eliminate a variable liability by taking advantage of the high-interest rate environment and terminate the frozen pension plan and SERP. Through the purchase of nonparticipating annuities, we completed a final settlement of the SERP in the third quarter and a final settlement of the pension plan in the fourth quarter.

For fiscal 2023, we recognized a charge of $5.7 million representing the recognition of the unrealized loss that was part of Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet.

INTEREST INCOME/EXPENSE, NET

Net interest income for fiscal 2023 was $2.1 million, as compared to net interest expense of $0.3 million for fiscal 2022. We started investing excess cash in short-term, US government-backed investments in the fourth quarter of fiscal 2022, which generated a net interest income position in fiscal 2023. Interest costs for both fiscal years were immaterial because we had no outstanding debt and no borrowings under our credit facility during any period.

INCOME TAXES

As a result of releasing substantially all of the valuation allowance against our deferred tax assets during fiscal 2022, we have returned to a normal tax provision for fiscal 2023.

Since the end of fiscal 2013, we had maintained a full valuation allowance against our deferred tax assets. During the second quarter of fiscal 2022, we determined that it was more likely than not that we would be able to realize the benefit of substantially all of our deferred tax assets in the United States. In reaching this determination, we considered the cumulative three years of profitability, our expectations regarding the generation of future taxable income as well as the overall improvement in our business and our current market position. As a result, in fiscal 2022, the valuation allowance against the Company's deferred tax assets decreased by $47.6 million, of which $31.6 million was recorded as a non-recurring tax benefit related to the release of the valuation allowance on deferred tax assets expected to be realized in future periods.

At February 3, 2024, we continued to provide a valuation allowance of $2.2 million, primarily against certain state and foreign net operating losses ("NOLs").

Realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards, of which approximately $3.6 million will expire in fiscal 2037, is dependent on generating sufficient taxable income. In addition, there are $39.9 million of federal net operating loss carryforwards that do not expire. For state income tax purposes, we have $51.8 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2024 through fiscal 2045. The utilization of our NOLs reduces our taxable income and, as a result, we have minimal cash taxes.

For fiscal year 2023, the Company’s effective tax rate was 27.4%. For fiscal 2022, we recorded an income tax benefit of $30.8 million, which included a current income tax provision of $0.8 million, primarily related to income tax in states with statutory limitations on the usage of NOLs, and a non-recurring tax benefit of $31.6 million related to the release of the valuation allowance against the deferred tax assets. See Note F to the Consolidated Financial Statements.

NET INCOME

Net income for fiscal 2023 was $27.9 million, or $0.43 per diluted share, as compared to a net income for fiscal 2022 of $89.1 million, or $1.33 per diluted share.

Net income for fiscal year 2023 included net income for the 53rd week, which was approximately $1.2 million, and also included a loss from the termination of retirement plans of $5.7 million.

Net income for fiscal 2022 included the reversal of $31.6 million, or $0.47 per diluted share, of our deferred tax asset valuation allowance.

On a non-GAAP basis, assuming a normalized tax rate of 27% and adjusting for the loss from the termination of the retirement plans, actual income tax provision (benefit) and asset impairment (gain), if any, adjusted net income for fiscal year 2023 was $32.3 million, or $0.50 per diluted share, as compared to adjusted net income of $42.5 million, or $0.63 per diluted share for fiscal 2022.

SEASONALITY

A comparison of sales in each quarter of the past two fiscal years is presented below. The amounts shown are also not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of other stores during these periods. Consistent with the retail apparel industry, our business is seasonal. (Certain columns may not foot due to rounding.)

(in millions, except percentages)	Fiscal 2023		Fiscal 2022
First quarter	$125.4	24.0%	$127.7	23.4%
Second quarter	$140.0	26.8%	144.6	26.5%
Third quarter	$119.2	22.8%	129.7	23.8%
Fourth quarter	$137.1	26.3%	143.9	26.4%
	$521.8	100.0%	$545.8	100.0%

EFFECTS OF INFLATION

During fiscal 2023, we continued to see the effect of inflationary pressures on raw materials, services and labor. While there seems to be improvement, we cannot be certain of the effect inflation (or deflation) may have on our results of operations in the future.

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

We believe that our cash, investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. We also believe that cash flows from operating activities and cash on hand will be sufficient to satisfy our capital requirements in the longer-term, however, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility.

At February 3, 2024 our material contractual obligations primarily consisted of our operating lease obligations, as disclosed in Note E, Leases, to the Consolidated Financial Statements. In addition to our lease obligations, at February 3, 2024, we were also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million annually through fiscal 2028.

The following table sets forth financial data regarding our liquidity position at the end of the past two fiscal years:

(in millions)	Fiscal 2023	Fiscal 2022
Cash flow from operating activities	$49.6	$59.9
Capital expenditures	(17.4)	(9.6)
Free Cash Flow (Non-GAAP)	$32.2	$50.3

Cash, cash equivalents and short-term investments, at year end	$60.0	$52.1
Total debt, net of unamortized debt issuance costs	$-	$-
Unused excess availability under Credit Facility	$69.8	$78.4

For fiscal 2023, cash flow from operations decreased to $49.6 million as compared to $59.9 million for fiscal 2022. Free cash flow, a non-GAAP measure, decreased to $32.2 million for fiscal 2023 as compared to $50.3 million for fiscal 2022. The decrease in free cash flow was due primarily to a decrease in operating income and an increase in capital expenditures.

Cash flow used for investing activities increased by $39.5 million for fiscal 2023 as compared fiscal 2022, primarily due to the purchase of short-term investments, net of maturities, of $31.9 million and an increase in capital expenditures of $7.8 million.

Cash flow used for financing activities for fiscal 2023 and fiscal 2022 of $24.9 million and $13.7 million, respectively, was primarily for the repurchase of our common stock.

Credit Facility

On October 28, 2021, we entered into a $125.0 million revolving credit agreement with Citizens Bank, N.A., with a maturity date of October 28, 2026. On April 20, 2023, the Company entered into the First Amendment to Credit Agreement which provided for the replacement of the London Interbank Offering Rate (“LIBOR”) interest rate options with the secured overnight financing rate ("SOFR") based options (as amended, the "Credit Facility"). The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Effective April 20, 2023, borrowings under the Credit Facility bear interest at either a Base Rate or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin.

We had no outstanding borrowings under the Credit Facility at February 3, 2024. At February 3, 2024, outstanding standby letters of credit were $4.3 million and outstanding documentary letters were credit of $1.0 million. The Credit Facility was not utilized during the year, resulting in average unused excess availability during fiscal 2022 of $84.5 million. Unused excess availability at February 3, 2024 was $69.8 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets. The Company was subject to an unused line fee of 0.25% of the total commitment less average outstanding letters of credit.

Our Credit Facility is described in more detail in Note D to the Consolidated Financial Statements.

Stock Repurchase Program

In March 2023, our Board of Directors approved a stock repurchase program. Under the stock repurchase program, we were initially authorized to repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. In November 2023, the Board of Directors approved an amendment to the stock repurchase program to increase the amount authorized for repurchase from $15.0 million to $25.0 million.

During fiscal 2023, we repurchased 5.4 million shares at a total cost, including fees, of $24.5 million. Shares of repurchased common stock are held as treasury stock. The stock repurchase program was completed subsequent to the end of the fiscal year.

INVENTORY

At February 3, 2024, total inventories decreased to $81.0 million from $93.0 million at January 28, 2023. Inventory at February 3, 2024 was approximately 12.9% lower than the prior year. Managing our inventory remains a primary focus for us as we strive to be efficient with our working capital. Based on the unfavorable sales trends we started to see in March 2023, we began taking proactive measures to manage our inventory and adjust our receipt plan. At February 3, 2024, our clearance inventory was 9.5% of our inventory, as compared to 7.9% at January 28, 2023, and below our historical benchmark of approximately 10.0%. Since 2019, we have reduced our inventory by 21% and improved our inventory turnover rate by over 30%. Given the ongoing macro-economic concerns around inflation and consumer spending, managing our inventory will remain a primary focus for us in fiscal 2024.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at February 3, 2024 and January 28, 2023 respectively:

	At February 3, 2024		At January 28, 2023
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	232	1,725	218	1,663
DXL Outlet	15	76	16	80
Casual Male XL Retail	17	55	28	92
Casual Male XL Outlet	19	57	19	57
Total Stores	283	1,913	281	1,892

During fiscal 2023, we opened three new DXL stores, we completed the conversion of 11 Casual Male stores to the DXL store format, completed the remodel of one existing DXL store and closed one DXL outlet. Below is a summary of the store activity from January 28, 2023 to February 3, 2024:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Total Stores
At January 28, 2023	218	16	28	19	281
New stores	3	—	—	—	3
Conversion in place	11	—	(11)	—	—
Closed retail stores	—	(1)	—	—	(1)
At February 3, 2024	232	15	17	19	283

Our capital expenditures for fiscal 2023 were $17.4 million, as compared to $9.6 million in fiscal 2022. The capital expenditures for fiscal 2023 primarily related to stores, information technology projects, distribution center and facilities.

We believe that our store portfolio is a vital asset to our business strategy and we expect to invest in stores over the next several years as we strengthen the store portfolio. Over the next three to five years, we believe we could potentially open approximately 50 net new DXL stores across the country, which could average 6,000 square feet or 300,000 sq. ft. in total, a 15% increase over our current square footage. For fiscal 2024, our plan is to open 8 new stores, convert 5 of our remaining Casual Male XL stores to DXL stores and remodel 5 of our existing DXL stores. We expect our capital expenditures to range from $22.0 million to $25.0 million in fiscal 2024.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below. We believe these measures provide helpful information with respect to the Company’s operating performance to shareholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2023 to fiscal 2022, on a comparable basis. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net income, net income per diluted share or cash flows from operating activities in accordance with GAAP. (Certain amounts in the following tables may not foot due to rounding.)

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

(in millions)	Fiscal 2023	Fiscal 2022
Cash flow from operating activities (GAAP)	$49.6	$59.9
Capital expenditures	(17.4)	(9.6)
Free cash flow (non-GAAP)	$32.2	$50.3

Adjusted Net Income and Adjusted Net Income Per Diluted Share

Adjusted net income and adjusted net income per diluted share is calculated by excluding any asset impairment charge (gain) and the loss from the termination of retirement plans, subtracting the actual income tax provision (benefit) and applying an effective tax rate of 27%. The Company believes that this comparability is useful in comparing the actual results period to period. Adjusted net income per diluted share is then calculated by dividing the adjusted net income by the weighted average shares outstanding for the respective period, on a diluted basis. The following table is a reconciliation of net income on a GAAP basis to adjusted net income, on a non-GAAP basis, for each fiscal year:

	Fiscal 2023		Fiscal 2022
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (GAAP basis)	$27.9	$0.43	$89.1	$1.33

Adjust:
Loss from termination of retirement plans	5.7		—
Impairment (gain) of assets	0.1		(0.2)
Add back actual income tax provision (benefit)	10.5		(30.8)
Income tax provision, assuming normal tax rate of 27%	(11.9)		(15.7)
Adjusted net income, non-GAAP basis	$32.3	$0.50	$42.5	$0.63

Weighted average number of common shares outstanding on a diluted basis		64.3		66.9

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and adjusted EBITDA margin are presented because we believe that these measures are useful to investors in evaluating our performance. Management uses adjusted EBITDA as a key metric to measure profitability and economic productivity. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and before any impairment (gain) of assets and the loss on termination of retirement plans. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by sales.

The following table is a reconciliation of net income on a GAAP basis to adjusted EBITDA and adjusted EBITDA margin, on a non-GAAP basis, for each fiscal year:

(in thousands, except percentages)	Fiscal 2023	Fiscal 2022

Net income, on a GAAP basis	$27.9	$89.1
Add back:
Impairment (gain) of assets	0.1	(0.2)
Loss on termination of retirement plans	5.7	—
Provision (benefit) for income taxes	10.5	(30.8)
Interest (income) expense, net	(2.1)	0.3
Depreciation and amortization	13.8	15.4
Adjusted EBITDA, on a non-GAAP basis	$55.9	$73.8

Sales	$521.8	$545.8
Adjusted EBITDA margin, on a non-GAAP basis:	10.7%	13.5%

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

Long-Term Incentive Plans

Stock awards are primarily granted pursuant to our Long-Term Incentive Plans (“LTIPs”). During fiscal 2023, we had three active LTIPs: the 2021-2023 LTIP, the 2022-2024 LTIP and the 2023-2025 LTIP. See Note H to the Consolidated Financial Statements for additional discussion of our LTIPs. Awards under each LTIP consist of 50% time-based awards and 50% performance-based awards. All time-based awards are amortized over each LTIP’s respective vesting periods.

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

The performance targets under the 2021-2023 LTIP were achieved at the end of fiscal 2023. Awards granted pursuant to this achievement will be subject to further vesting through August 31, 2024. Accordingly, at February 3, 2024, $2.5 million of the expected $3.0 million award was accrued. With respect to the performance-based component of the 2022-2024 LTIP and the 2023-2025 LTIP, which approximate $2.4 million and $2.5 million, respectively, at target, awards will be granted at the end of the respective performance period if the performance targets are achieved. Through the end of fiscal 2023, we accrued approximately $1.6 million for performance under the 2022-2024 LTIP, and there was no accrual for performance under the 2023-2025 LTIP.

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

In addition, any subsequent gains recognized in connection with a store closure related to a previously recorded operating lease right-of-use asset impairment will be included as an offset to impairment charges, with the remainder of the gain included as a reduction in store occupancy costs. See Note A to the Consolidated Financial Statements.

For fiscal 2023 and fiscal 2022, we recorded an impairment charge (gain) of $0.1 million and $(0.2) million, respectively, within Impairment (Gain) of Assets on the Consolidated Statements of Operations.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our investments, which consists of cash equivalents and short-term investments at February 3, 2024. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in money market accounts and U.S. treasury bills. We do not use derivative financial instruments. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

At February 3, 2024, approximately $6.0 million of our cash equivalents were invested in U.S. treasury bills and $17.2 million in money market accounts. At February 3, 2024, we also had $32.5 million in short-term investments, invested in U.S. treasury bills.

During fiscal 2023, we utilized cash from operations to fund our working capital needs. We have a Credit Facility that can also be used, if needed. The Credit Facility is not used for trading or speculative purposes. In addition, under our Credit Facility we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 28, 2026, bear interest at variable rates based on the prime rate or Daily Simple SOFR rate, as defined in the Credit Agreement. At February 3, 2024, we had no outstanding borrowings under the Credit Facility.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, Boston, MA, Auditor Firm ID: 185)	37

Consolidated Financial Statements:

Consolidated Balance Sheets at February 3, 2024 and January 28, 2023	39

Consolidated Statements of Operations for the Fiscal Years Ended February 3, 2024, January 28, 2023 and January 29, 2022	40

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended February 3, 2024, January 28, 2023 and January 29, 2022	41

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Fiscal Years Ended February 3, 2024, January 28, 2023 and January 29, 2022	42

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2024, January 28, 2023 and January 29, 2022	43

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Impairment of long-lived store assets

As discussed in Note A to the consolidated financial statements, the Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. At February 3, 2024, the Company had property and equipment and operating lease right-of-use assets of $43.2 million and $138.1 million, respectively.

We identified the assessment of impairment triggering events related to long-lived store assets, specifically property and equipment and operating lease right-of-use assets, as a critical audit matter. A high degree of auditor judgment was required to evaluate the Company’s assessment of (1) stores with current period operating or cash flow losses, and (2) underperforming stores based on current period operating or cash flow results relative to their respective historical results.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of identifying and evaluating potential impairment triggering events. This included a control related to the Company’s assessment of (1) stores with current period operating or cash flow losses, and (2) underperforming stores relative to historical operating results. For certain stores, we evaluated the Company’s analysis of potential impairment triggering events by comparing actual operating and cash flow results to historical results and the remaining net book value of store assets. We also reviewed Board of Directors' meeting minutes and available analyst information to assess the Company’s identification and evaluation of potential triggering events.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 21, 2024

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 3, 2024 and January 28, 2023

(In thousands, except share data)

	February 3, 2024	January 28, 2023
	(Fiscal 2023)	(Fiscal 2022)
ASSETS
Current assets:
Cash and cash equivalents	$27,590	$52,074
Short-term investments	32,459	—
Accounts receivable	3,920	1,720
Inventories	80,968	93,004
Prepaid expenses and other current assets	8,308	7,214
Total current assets	153,245	154,012

Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization	43,238	39,062
Operating lease right-of-use assets	138,118	124,356
Deferred income taxes, net of valuation allowance	21,533	31,455
Intangible assets	1,150	1,150
Other assets	457	563
Total assets	$357,741	$350,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,353	$27,548
Accrued expenses and other current liabilities	35,302	36,875
Operating leases, current	37,221	37,329
Total current liabilities	89,876	101,752

Long-term liabilities:
Operating leases, noncurrent	117,316	106,912
Other long-term liabilities	1,596	4,706
Total long-term liabilities	118,912	111,618

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,033,378 and 78,229,861 shares issued at February 3, 2024 and January 28, 2023, respectively	790	782
Additional paid-in capital	325,202	321,516
Treasury stock at cost, 21,041,661 shares and 15,625,172 shares at February 3, 2024 and January 28, 2023, respectively	(130,137)	(105,386)
Accumulated deficit	(46,902)	(74,756)
Accumulated other comprehensive loss	-	(4,928)
Total stockholders' equity	148,953	137,228
Total liabilities and stockholders' equity	$357,741	$350,598

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022

(In thousands, except per share data)

	February 3, 2024	January 28, 2023	January 29, 2022
	(Fiscal 2023)	(Fiscal 2022)	(Fiscal 2021)
Sales	$521,815	$545,838	$505,021
Cost of goods sold, including occupancy costs	269,393	273,240	255,197
Gross profit	252,422	272,598	249,824

Expenses:
Selling, general and administrative	196,529	198,790	172,962
Impairment (gain) of assets	116	(159)	(2,344)
Depreciation and amortization	13,833	15,381	17,226
Total expenses	210,478	214,012	187,844

Operating income	41,944	58,586	61,980

Loss from termination of retirement plans	(5,690)	—	—
Interest income (expense), net	2,137	(251)	(4,350)

Income before provision (benefit) for income taxes	38,391	58,335	57,630

Provision (benefit) for income taxes	10,537	(30,788)	917

Net income	$27,854	$89,123	$56,713

Net income per share - basic	$0.46	$1.42	$0.89
Net income per share - diluted	$0.43	$1.33	$0.83

Weighted-average number of common shares outstanding:
Basic	61,018	62,825	63,401
Diluted	64,305	66,890	68,031

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022

(In thousands)

	February 3, 2024	January 28, 2023	January 29, 2022
	(Fiscal 2023)	(Fiscal 2022)	(Fiscal 2021)
Net income	$27,854	$89,123	$56,713

Other comprehensive income (loss) before taxes:
Recognition of accumulated foreign currency translation adjustment	—	66	—
Foreign currency translation	—	(7)	(62)
Retirement plans	(167)	704	758
Recognized loss from termination of retirement plans	5,690	—	—
Other comprehensive income before taxes	5,523	763	696
Tax provision related to items of other comprehensive income	(595)	(166)	—
Other comprehensive income, net of tax	4,928	597	696
Comprehensive income	$32,782	$89,720	$57,409

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 30, 2021	64,656	$647	$314,747	(12,755)	$(92,658)	$(220,592)	$(6,221)	$(4,077)

Issuance of common stock through private direct offering, net of offering costs	11,111	111	4,264	—	—	—	—	4,375
Stock compensation expense	—	—	1,229	—	—	—	—	1,229
Issuance of common stock, upon RSUs and PSUs release	788	8	(8)	—	—	—	—	—
Exercise of stock options	522	5	771	—	—	—	—	776
Shares withheld for taxes related to net share settlement	(285)	(3)	(1,864)	—	—	—	—	(1,867)
Board of directors' compensation	233	2	372	—	—	—	—	374
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan	—	—	—	—	—	—	758	758
Foreign currency	—	—	—	—	—	—	(62)	(62)
Net income	—	—	—	—	—	56,713	—	56,713
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219

Stock compensation expense	—	—	1,384	—	—	—	—	1,384
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,138	—	—	—	—	1,138
Issuance of common stock, upon RSUs release	584	6	(6)	—	—	—	—	—
Exercise of stock options	907	9	830	—	—	—	—	839
Shares withheld for taxes related to net share settlement	(390)	(4)	(1,841)	—	—	—	—	(1,845)
Repurchase of common stock	—	—	—	(2,870)	(12,728)	—	—	(12,728)
Board of directors' compensation	104	1	500	—	—	—	—	501
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan, net of taxes	—	—	—	—	—	—	538	538
Foreign currency, net of taxes	—	—	—	—	—	—	(7)	(7)
Recognition of accumulated foreign currency translation adjustment (Note A)	—	—	—	—	—	—	66	66
Net income	—	—	—	—	—	89,123	—	89,123
Balance at January 28, 2023	78,230	$782	$321,516	(15,625)	$(105,386)	$(74,756)	$(4,928)	$137,228

Stock compensation expense	—	—	2,496	—	—	—	—	2,496
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,146	—	—	—	—	1,146
Issuance of common stock, upon RSUs release	538	5	(5)	—	—	—	—	—
Exercise of stock options	329	3	365	—	—	—	—	368
Shares withheld for taxes related to net share settlement	(153)	(1)	(758)	—	—	—	—	(759)
Repurchase of common stock	—	—	—	(5,416)	(24,751)	—	—	(24,751)
Board of directors' compensation	89	1	442	—	—	—	—	443
Other comprehensive income	—	—	—	—	—	—	4,928	4,928
Net income	—	—	—	—	—	27,854	—	27,854
Balance at February 3, 2024	79,033	$790	$325,202	(21,041)	$(130,137)	$(46,902)	$—	$148,953

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022

(In thousands)

	February 3, 2024	January 28, 2023	January 29, 2022
	(Fiscal 2023)	(Fiscal 2022)	(Fiscal 2021)
Cash flows from operating activities:
Net income	$27,854	$89,123	$56,713
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from retirement plan terminations	5,690	—	—
Recognition of accumulated foreign currency translation adjustment	—	66	—
Amortization and write-off of deferred debt issuance costs	77	76	1,179
Impairment (gain) of assets	116	(159)	(2,344)
Depreciation and amortization	13,833	15,381	17,226
Gain on sale of equipment	(107)	—	—
Deferred taxes, net of valuation allowance	9,329	(31,624)	—
Stock compensation expense	2,496	1,384	1,229
Board of directors' stock compensation	443	501	374

Changes in operating assets and liabilities:
Accounts receivable	(2,786)	390	4,306
Inventories	12,036	(11,240)	3,264
Prepaid expenses and other current assets	(1,094)	(599)	(2,926)
Other assets	29	(80)	407
Accounts payable	(10,195)	2,383	(1,926)
Operating leases, net	(3,563)	(7,510)	(14,959)
Accrued expenses and other liabilities	(4,564)	1,852	12,998
Net cash provided by operating activities	49,594	59,944	75,541

Cash flows from investing activities:
Additions to property and equipment, net	(17,418)	(9,642)	(5,272)
Proceeds from sale of equipment	145	—	—
Purchase of short-term investments	(79,883)	—	—
Maturity of short-term investments	48,010	—	—
Net cash used for investing activities	(49,146)	(9,642)	(5,272)

Cash flows from financing activities:
Repurchase of common stock	(24,541)	(12,728)	—
Proceeds from issuance of common stock from private direct offering, net of offering costs	—	—	4,375
Proceeds from new FILO loan	—	—	17,500
Repayment of FILO loans	—	—	(32,500)
Borrowings under credit facility	—	—	40,297
Repayments under credit facility	—	—	(100,030)
Debt extinguishment costs	—	—	(1,111)
Debt issuance costs	—	—	(1,200)
Proceeds from the exercise of stock options	368	839	776
Tax withholdings paid related to net share settlements	(759)	(1,845)	(1,867)
Net cash used for financing activities	(24,932)	(13,734)	(73,760)
Net increase (decrease) in cash and cash equivalents	(24,484)	36,568	(3,491)
Cash and cash equivalents:
Beginning of period	52,074	15,506	18,997
End of period	$27,590	$52,074	$15,506

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 3, 2024

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s clothing and shoes. The Company operates under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL Outlets®, Casual Male XL® and Casual Male XL Outlets. At February 3, 2024, the Company operated 232 DXL stores, 17 Casual Male XL stores, 19 Casual Male XL outlets and 15 DXL outlets located throughout the United States, including an e-commerce site, www.dxl.com, and a mobile app.

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

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2023 was a 53-week period which ended on February 3, 2024. Fiscal 2022 and fiscal 2021 were each 52-week periods, which ended on January 28, 2023, January 29, 2022, respectively.

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

Concentration of Credit Risk

Cash and cash equivalents include amounts due from third party financial institutions, which from time to time, may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company is potentially exposed to a concentration of credit risk when cash and cash equivalent deposits in these financial institutions are in excess of FDIC limits. The Company considers the credit risk associated with these financial instruments to be minimal as cash and cash equivalents are held by financial institutions with high credit ratings and it has not historically sustained any credit losses associated with our cash and cash equivalents balances. In addition, its cash and cash equivalents and short-term investments include money market accounts with Citizens Bank, N.A. and investments in U.S. government-backed securities.

Accounts Receivable

Accounts receivable primarily include amounts due for rebates from certain vendors. For fiscal 2023, fiscal 2022 and fiscal 2021, the Company did not incur any losses on its accounts receivable.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. See Note K - Fair Value Measurement for information regarding the fair value of certain financial assets.

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

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. There were no deferred direct response costs at February 3, 2024 and January 28, 2023. Advertising expense, which is included in selling, general and administrative expenses, was $30.9 million, $32.5 million and $24.0 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

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

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for fiscal 2023, fiscal 2022 and fiscal 2021 are as follows:

	Fiscal 2023	Fiscal 2022			Fiscal 2021
(in thousands)
	Retirement Plans	Retirement Plans	Foreign Currency	Total	Retirement Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(4,928)	$(5,466)	$(59)	$(5,525)	$(6,224)	$3	$(6,221)

Other comprehensive income (loss) before reclassifications, net of taxes	(199)	568	(7)	561	799	(62)	737

Recognition of loss on retirement plan terminations, net of taxes (1)	5,052	—	—	—	—	—	—

Recognition of accumulated foreign currency translation adjustment (2)	—	—	66	66	—	—	—

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (3)	75	(30)	—	(30)	(41)	—	(41)

Other comprehensive income (loss) for the period	4,928	538	59	597	758	(62)	696

Balance at end of fiscal year	$—	$(4,928)	$—	$(4,928)	$(5,466)	$(59)	$(5,525)
(1)
In fiscal 2023, the Company terminated its pension plan and SERP and all obligations were settled through the purchase of nonparticipating annuities. Accordingly, the Company recognized the unrealized loss of its pension plans of $5.7 million, which is reflected in the "Loss from Termination of Retirement Plans" on the Consolidated Statement of Operations. The corresponding tax effect of $0.6 million, was recognized and is reflected as part of the income tax provision.
(2)
In connection with the Company’s closing of its remaining store in Toronto, Canada, in fiscal 2022, the Company recognized the accumulated foreign currency translation adjustment as an expense.
(3)
Includes the amortization through the date of settlement of the unrecognized (gain)/loss on retirement plans, which was charged to selling, general and administrative expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss was $102,000, with a corresponding tax benefit of 27,000 for fiscal 2023. For fiscal 2022 and fiscal 2021, the Company recognized income of $39,000 and $41,000, respectively, as a result of a change in amortization from average remaining future service to average remaining lifetime. The corresponding tax provision for fiscal 2022 was $9,000. There was no related tax effect for fiscal 2021.

Income Taxes

Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Such taxes are provided for using enacted tax rates expected to be in place when such temporary differences are realized. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that the full deferred tax asset would not be realized. If it is subsequently determined that a deferred tax asset will more likely than not be realized, a credit to earnings is recorded to reduce the allowance. See Note F, Income Taxes.

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations. The Company has not accrued or paid interest or penalties in amounts that were material to its results of operations for fiscal 2023, fiscal 2022 and fiscal 2021.

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

	FISCAL YEARS ENDED
	February 3, 2024	January 28, 2023	January 29, 2022
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	61,018	62,825	63,401
Common stock equivalents – stock options, deferred stock and RSUs	3,287	4,065	4,630
Diluted weighted average common shares outstanding	64,305	66,890	68,031

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with either stock options, RSUs, or deferred stock had an anti-dilutive effect.

	FISCAL YEARS ENDED
	February 3, 2024	January 28, 2023	January 29, 2022
(in thousands, except exercise prices)
Stock options (time-vested)	85	102	302
RSUs (time-vested)	39	104	—
Range of exercise prices of such options	$4.48 - $6.59	$4.48 - $7.43	$4.19 -$5.50

Excluded from the computation of basic and diluted earnings per share were 573,000 shares for fiscal 2023 and 240,000 shares in fiscal 2022 and fiscal 2021 of unvested performance stock units. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, deferred stock of 435,568 shares for all three fiscal periods were excluded from basic earnings per share. Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period and are excluded from basic earnings per share until such shares are issued.

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

During fiscal 2023, the Company granted performance stock units. The fair value and derived service periods of the award were calculated using the Monte Carlo model. See Note I "Stock Compensation Plans" for more discussion regarding the performance metrics and the valuation assumptions used to calculate the fair value and derived service periods.

The Company recognized total stock-based compensation expense of $2.5 million, $1.4 million and $1.2 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The increase in stock-based compensation in fiscal 2023 was primarily due to the grant of performance stock units in August 2023 that are being expensed over the derived service period, which was determined to be an average of 12.5 months.

The total stock-based compensation cost related to time-vested awards not yet recognized as of February 3, 2024 was approximately $3.4 million and will be expensed over a weighted average remaining life of approximately 22 months.

The total grant-date fair value of awards vested was $1.2 million, $2.5 million and $1.7 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Any excess tax benefits resulting from the exercise of stock options or the release of restricted shares were recognized as a component of income tax expense in the period in which they occurred.

Valuation Assumptions - Stock Compensation

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

Fiscal years ended:	February 3, 2024	January 28, 2023	January 29, 2022
Expected volatility	86.3% - 92.1%	87.9% - 123.7%	97.4% - 104.9%
Risk-free interest rate	3.71%-4.42%	2.52% - 4.41%	0.31% - 0.60%
Expected life (in years)	2.5	2.0 - 3.5	3.0 - 4.0
Dividend rate	-	-	-
Weighted average fair value of options granted	$3.24	$3.58	$0.47
Weighted average fair value of non-vested shares granted	$4.47	$5.28	$0.66

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

Impairment of Long-Lived Assets

The Company recorded an impairment charge of $0.1 million in fiscal 2023 and recorded a net gain of $0.2 million and $2.3 million in fiscal 2022 and fiscal 2021, respectively.

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

For fiscal 2023, the Company recorded a total asset impairment charge of $0.1 million, which included a write-down for certain store and operating lease right-of-use assets. For fiscal 2022 and fiscal 2021, the Company recognized non-cash gains of $0.6 million and $2.7 million, respectively, related to the Company's decision to close certain retail stores, with $0.4 million and $2.3 million, respectively, of the gains included as an offset to asset impairment charges and the remaining $0.2 million and $0.4 million, respectively, of the gains included as a reduction of store occupancy costs. Partially offsetting the gain of $0.4 million for fiscal 2022, was an impairment charge of $0.2 million related to the write-down of store assets.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At February 3, 2024, the Company had no short-term leases.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU-2023-06 incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. The ASU is not expected to have a material impact on our consolidated financial statements or related disclosures because the Company is currently subjected to the reporting requirements of Regulations S-X and S-K.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2025 and interim periods starting in fiscal 2026, with early adoption permitted. We are currently evaluating the impact of this accounting standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This ASU will be effective for fiscal year 2025, and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. We are currently evaluating the effect of adopting this new accounting standard.

No other new accounting pronouncements, issued or effective during fiscal 2023, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

B. REVENUE RECOGNITION

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company operates as a retailer of big and tall men’s clothing, which includes sales through its stores and direct channels. Revenue is recognized by the operating segment that initiates a customer’s order. Store sales are defined as sales that originate and are fulfilled directly at the store level. Direct sales are defined as sales that originate online, including those initiated online at the store level, on its website or on third-party marketplaces. Sales from the wholesale business, which the Company operated until the first quarter of fiscal 2022, were defined as sales made to wholesale customers pursuant to the terms of each customer’s contract with the Company. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are redeemed. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.7 million and $1.6 million at February 3, 2024 and January 28, 2023, respectively.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage". Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $3.2 million and $3.4 million at February 3, 2024 and January 28, 2023, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note A, the Company’s business at February 3, 2024 consists of one reportable segment, its retail segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses. In the first quarter of fiscal 2022, the Company ended its relationship with its primary wholesale customer. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors for each of the following fiscal years:

(in thousands)	Fiscal 2023		Fiscal 2022		Fiscal 2021
Store sales	$358,710	68.7%	$375,618	68.9%	$344,761	69.0%
Direct sales	163,105	31.3%	169,821	31.1%	154,891	31.0%
Retail segment	521,815	100.0%	545,439	100.0%	499,652	100.0%
Wholesale segment	—		399		5,369
Total sales	$521,815		$545,838		$505,021

C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	February 3, 2024	January 28, 2023
Furniture and fixtures	$75,987	$74,784
Equipment	25,184	24,035
Leasehold improvements	122,555	115,258
Hardware and software	111,884	106,643
Construction in progress	7,560	5,659
	343,170	326,379
Less: accumulated depreciation	299,932	287,317
Total property and equipment, net	$43,238	$39,062

Depreciation expense was $13.8 million, $15.4 million and $17.2 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Additions to property and equipment that were included in accounts payable and accrued expenses at February 3, 2024, January 28, 2023 and January 29, 2022 were $2.3 million, $1.7 million, and $1.1 million, respectively.

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

Effective April 20, 2023, borrowings under the Credit Facility bear interest at either a Base Rate or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. The Company is subject to an unused line fee of 0.25%.

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

At February 3, 2024, the Company had no borrowings outstanding and availability of $69.8 million under the Credit Facility. There were no borrowings under the Credit Facility during fiscal 2023, resulting in an average unused excess availability of approximately $84.5 million. Outstanding standby letters of credit were $4.3 million and outstanding documentary letters were $1.0 million at February 3, 2024. At February 3, 2024, the Company's prime interest rate was 8.75%.

Interest and Fees

The Company paid interest and fees totaling $0.3 million, $0.4 million and $3.2 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Included in the $3.2 million for fiscal 2021 was a prepayment penalty of $1.1 million associated with the prepayment of its long-term FILO loan.

E. LEASES

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 10 years, with options that usually permit renewal for additional five-year periods. The initial term of the lease for the corporate headquarters is for 20 years, with the opportunity to extend for six additional consecutive periods of five years, beginning in fiscal 2026. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The Company is generally obligated for the cost of property taxes, insurance and common area maintenance fees relating to its leases, which are considered variable lease costs and are expensed as incurred.

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of February 3, 2024, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications, as applicable.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of lease costs for fiscal 2023, fiscal 2022 and fiscal 2021:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
(in thousands)
Operating lease cost	$45,018	$44,297	$43,921
Variable lease costs(1)	12,849	12,885	13,290
Total lease costs	$57,867	$57,182	$57,211

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for fiscal 2023, fiscal 2022 and fiscal 2021 is as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$51,411	$55,068	$57,816
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$46,960	$26,239	$30,777

Weighted average remaining lease term	4.9 yrs.	4.3 yrs.	4.3 yrs.
Weighted average discount rate	6.52%	6.39%	6.91%

The table below reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recorded on the Consolidated Balance Sheet as of February 3, 2024:

(in thousands)
2024	$45,945
2025	42,651
2026	30,181
2027	22,765
2028	14,696
Thereafter	25,049
Total minimum lease payments	$181,287
Less: amount of lease payments representing interest	26,750
Present value of future minimum lease payments	$154,537
Less: current obligations under leases	37,221
Noncurrent lease obligations	$117,316

As of February 3, 2024, the Company had entered into a ten-year store lease that has not yet commenced with aggregated estimated future lease payments of approximately $1.2 million, which are not included in the above table. The lease is expected to commence in the first quarter of fiscal 2024.

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

Until the second quarter of fiscal 2022, the Company had maintained a full valuation allowance against its deferred tax assets since fiscal 2013. During the second quarter of fiscal 2022, the Company determined that it was more likely than not that it would be able to realize the benefit of substantially all of its deferred tax assets in the United States. In reaching this determination, the Company considered the cumulative three years of profitability, its six consecutive quarters of sales growth and profitability at the time of the assessment, its expectations regarding the generation of future taxable income and the ability to utilize the Company’s net operating loss (“NOLs”) carryforwards as well as the overall improvement in the Company's business, brand repositioning and current market position. As a result, for fiscal 2022, the valuation allowance against the Company's deferred tax assets decreased by $47.6 million, of which $31.6 million was recorded as a non-recurring tax benefit in fiscal 2022 related to the release of the valuation allowance on deferred tax assets expected to be realized in future periods. As a result of releasing substantially all of the valuation allowance against its deferred tax assets during fiscal 2022, the Company returned to a normal tax provision for fiscal 2023. At February 3, 2024 and January 28, 2023, the Company continued to provide a valuation allowance of $2.2 million and $2.4 million, respectively, primarily against certain state and foreign NOLs.

As of February 3, 2024, for federal income tax purposes, the Company had net operating loss carryforwards of $3.6 million, which will expire in fiscal 2037 and net operating loss carryforwards of $39.9 million that are not subject to expiration. For state income tax purposes, the Company had $51.8 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2024 through fiscal 2045. Additionally, the Company has $5.3 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2041.

The utilization of net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards, which may be used in future years. As of February 3, 2024, there has been no such ownership change.

The components of the net deferred tax assets as of February 3, 2024 and January 28, 2023 were as follows (in thousands):

	February 3, 2024	January 28, 2023
Deferred tax assets, net:
Net operating loss carryforward	$13,522	$21,736
Accrued expenses and other	4,776	5,597
Operating lease liabilities	40,182	37,793
Goodwill and intangibles	(103)	(62)
Unrecognized loss on pension and pension expense	—	1,714
Inventory reserves	866	900
Foreign tax credit carryforward	486	486
Federal wage tax credit carryforward	824	824
State tax credits	147	147
Operating lease right-of-use assets	(35,937)	(32,583)
Property and equipment	(985)	(2,672)
Subtotal	$23,778	$33,880
Valuation allowance	(2,245)	(2,425)
Net deferred tax assets	$21,533	$31,455

For fiscal 2023, the Company had total deferred tax assets of $60.8 million, total deferred tax liabilities of $37.0 million and a valuation allowance of $2.2 million.

The provision (benefit) for income taxes consisted of the following:

	FISCAL YEARS ENDED
	February 3, 2024	January 28, 2023	January 29, 2022
(in thousands)
Current:
Federal	$—	$—	$—
State	1,200	830	912
Foreign	8	6	5
	1,208	836	917
Deferred:
Federal	7,911	(24,794)	—
State	1,418	(6,830)	—
Foreign	—	—	—
	9,329	(31,624)	—
Total provision (benefit)	$10,537	$(30,788)	$917

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision (benefit) for income tax:

	FISCAL YEARS ENDED
	February 3, 2024	January 28, 2023	January 29, 2022

(in thousands)
Federal income tax at the statutory rate	$8,086	$12,250	$12,102
State taxes, net of federal tax benefit	1,000	656	721
State deferred taxes, net of federal benefit	1,418	1,558	—
Section 162(m) limitation	746	1,451	1,375
Permanent items	(199)	(1,002)	(893)
Taxes stranded in OCI released with termination of retirement plans	890	—	—
Change in valuation allowance (1)	(179)	(47,594)	(12,421)
Adjustment to §382 NOLs	(1,159)	1,159	—
Other, net	(66)	734	33
Total provision (benefit)	$10,537	$(30,788)	$917

(1)
The change in the valuation allowance at January 28, 2023 included a non-recurring income tax benefit of $31.6 million in connection with the Company’s substantial release of the valuation allowance in fiscal 2022 related to the deferred tax assets expected to be realized in future periods.

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.

The following table shows the liability for unrecognized tax benefits that were associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013. The amount of unrecognized tax benefits was presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest were accrued on this liability. In fiscal 2023, the Company changed this position in its tax return and determined that the liability was no longer necessary.

	FISCAL YEARS ENDED
	February 3, 2024	January 28, 2023	January 29, 2022
(in thousands)
Balance at the beginning of the fiscal year	$2,000	$2,000	$2,000
Changes due to tax positions from current year	—	—	—
Changes due to tax positions from prior years	(2,000)	—	—
Changes due to lapsing of statute of limitations	—	—	—
Balance at the end of the fiscal year	$—	$2,000	$2,000

The Company made tax payments of $1.6 million, $0.5 million, and $0.6 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

The Inflation Reduction Act of 2022, which was signed into law in 2022, contains a provision that includes a 1% excise tax on certain stock buybacks after December 31, 2022. At February 3, 2024, the Company has accrued $0.2 million for excise taxes payable.

G. COMMITMENTS AND CONTINGENCIES

At February 3, 2024 the Company was obligated under operating leases covering store and office space, and certain equipment for future minimum rentals. See Note E, “Leases” for the schedule of future remaining lease obligations. In addition to its lease obligations, the Company is also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million annually through fiscal 2028.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. When a loss is considered probable, the Company records an accrual based on the reasonably estimable loss or range of loss. Costs related to such legal proceedings are expensed and reported in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company believes its accruals at February 3, 2024 are adequate in light of the probable and estimable liabilities. The Company does not believe that any identified claims or litigation will be material to its results of operations, cash flows, or financial condition.

H. LONG-TERM INCENTIVE PLANS

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under these long-term incentive plans were issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan. See Note I, “Stock Compensation Plans.”

At February 3, 2024, the Company has three active LTIPs: 2021-2023 LTIP, 2022-2024 LTIP and 2023-2025 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting. The time-based awards under the 2021-2023 LTIP were granted in a combination of 25% stock options and 75% cash, and the time-based awards under the 2022-2024 LTIP and the 2023-2025 LTIP were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2021-2023 LTIP, 2022-2024 LTIP and the 2023-2025 LITP were established and approved by the Compensation Committee on March 8, 2021, April 9, 2022 and May 1, 2023, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2024, August 31, 2025 and August, 31, 2026, respectively. The time-based awards under the 2021-2023 LTIP, 2022-2024 LTIP and 2023-2025 LTIP vest in four equal installments through April 1, 2025, April 1, 2026, and April 1, 2027, respectively.

Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2021-2023 LTIP, 2022-2024 LTIP and 2023-2025 LTIP is estimated to be approximately $4.1 million, $4.8 million and $5.1 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 49 months, 48 months and 47 months, respectively.

The performance targets under the 2021-2023 LTIP were achieved at the end of fiscal 2023. Awards granted pursuant to this achievement will be subject to further vesting through August 31, 2024. Accordingly, at February 3, 2024, $2.5 million of the expected $3.0 million for the performance award has been accrued.

At February 3, 2024, the Company accrued $1.6 million for the performance awards under the 2022-2024 LTIP and no accrual for the performance-based awards under the 2023-2025 LTIP.

I. STOCK COMPENSATION PLANS

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (as amended, the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At February 3, 2024, 15,120,538 shares were authorized under the 2016 Plan, of which 2,177,876 shares remain available for grant.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At February 3, 2024, there were 75,487 stock options that remain outstanding under the 2006 Plan.

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

Stock Option Activity

The following tables summarize the stock option activity under the Company’s 2006 Plan and 2016 Plan, on an aggregate basis, for fiscal 2023:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (000's)
Stock Options
Outstanding options at beginning of year	3,556,434	$0.83		$23,239
Options granted	1,317	5.91		—
Options canceled or expired	(47,749)	4.32		55
Options exercised	(329,263)	1.12		1,147
Outstanding options at end of year	3,180,739	$0.75	6.4 yrs.	$10,962
Options exercisable at end of year	1,941,707	$0.80	6.2 yrs.	$6,609
Vested and expected to vest at end of year	3,180,739	$0.75	6.4 yrs.	$10,962

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the Company’s 2006 Plan, 2016 Plan and Inducement Awards, on an aggregate basis, for fiscal 2023:

	RSUs (1)	Deferred shares (2)	Performance share units (3)	Fully-vest shares (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	520,008	435,568	240,000	—	1,195,576	$2.51
Shares granted	607,142	—	573,000	29,650	1,209,792	4.47
Shares forfeited	(53,180)	—	—	—	(53,180)	7.22
Shares expired	—	—	(240,000)	—	(240,000)	1.07
Shares vested/issued	(537,685)	—	—	(29,650)	(567,335)	4.07
Outstanding non-vested shares at end of year	536,285	435,568	573,000	—	1,544,853	$3.53
Vested and expected to vest at end of year	536,285	435,568	—	—	971,853	$3.14

(1)
During fiscal 2023, the Company granted RSUs for the achievement of performance metrics under the 2020-2022 LTIP that were subject to additional vesting through August 31, 2023 and time-based RSUs under its LTIPs. See Note H, Long-Term Incentive Plans. As a result of net share settlements, of the 537,685 RSUs that vested, only 385,073 shares of common stock were issued.
(2)
Represents compensation to certain directors, in lieu of cash, in accordance with their irrevocable elections. The outstanding deferred shares will be issued upon the director’s separation from service.
(3)
On August 11, 2023, the Company granted 573,000 performance share units ("PSUs") in connection with the extension of Mr. Kanter's employment agreement. The award consists of nine tranches, with the first tranche vesting if and when the 30-day volume-weighted closing price of the Company's common stock is equal to or greater than $6.50 per share. Each subsequent tranche will vest upon achievement of the 30-day volume-weighted closing price of the Company's common stock in $0.25 installments with the ninth tranche vesting when such price is equal to or greater than $8.50 per share. The PSUs are subject to a one-year minimum vesting period, and any unvested PSUs will expire on August 11, 2026. The respective fair value and derived service period assigned to each tranche of the PSUs were determined using a Monte Carlo model based on: a weighted historical volatility of 57.8%, a term of 3 years, stock price on the date of grant of $4.98 per share, a risk-free rate of 4.6% and a cost of equity of 11.0%. The $2.4 million fair value is being expensed over the respective derived service periods of each tranche which range from 12 to 13 months.
(4)
Represents compensation, with a fair value of $141,742, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

Non-Employee Director Compensation Plan

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Company’s Seventh Amended and Restated Non-Employee Director Compensation Plan, as amended, the "Non-Employee Director Compensation Plan."

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

The following shares of common stock, with the respective fair value, were issued from the Non-Employee Director Compensation Plan to its non-employee directors as compensation for fiscal 2023, fiscal 2022 and fiscal 2021:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2023	59,532	$301,578
Fiscal 2022	73,024	$359,208
Fiscal 2021	232,910	$374,227

At February 3, 2024, 634,534 shares remained available for grant under the Non-Employee Director Compensation Plan.

J. EMPLOYEE BENEFIT PLANS

The Company accounted for its employee benefit plans in accordance with ASC Topic 715, Compensation – Retirement Benefits. ASC Topic 715 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

Noncontributory Pension Plan

In connection with the Casual Male acquisition in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

On May 3, 2023, the Audit Committee approved the termination of the Pension Plan, which was then approved and ratified by the Board of Directors on May 4, 2023 with a final termination approval on June 8, 2023. By the end of fiscal 2023, the Company completed the settlement of all plan assets. Results for fiscal 2023, included a charge of $5.6 million, representing recognition of the of the unrealized loss in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet.

The following table sets forth the Pension Plan’s funded status at February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	in thousands
Change in benefit obligation:
Balance at beginning of period	$11,454	$14,361
Benefits and expenses paid	(347)	(818)
Interest costs	294	414
Settlements	(10,877)	(358)
Actuarial (gain) loss	(524)	(2,145)
Balance at end of year	$—	$11,454

Change in fair value of plan assets:
Balance at beginning of period	$9,591	$11,293
Actual return on plan assets	(34)	(1,050)
Employer contributions	2,106	524
Settlements	(11,316)	(358)
Benefits and expenses paid	(347)	(818)
Balance at end of period	$—	$9,591

Reconciliation of funded status:
Projected benefit obligation	$—	$11,454
Fair value of plan assets	—	9,591
Unfunded status	$—	$(1,863)

Balance sheet classification:
Other long-term liabilities	$—	$1,863

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended February 3, 2024, January 28, 2023 and January 29, 2022 include the following components:

	February 3, 2024	January 28, 2023	January 29, 2022
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$294	$414	$373
Expected return on plan assets	(325)	(723)	(728)
Amortization of unrecognized loss	133	270	314
Net pension cost	$102	$(39)	$(41)

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$5,490	$6,132	$6,914
Net periodic pension cost	(102)	39	41
Employer contribution	2,106	524	622
Recognition of the unrealized loss	(5,631)	—	—
Change in plan assets and benefit obligations	(1,863)	(1,205)	(1,445)
Unrecognized losses at the end of year	$—	$5,490	$6,132

In connection with the partial settlement in the second quarter of fiscal 2023, a remeasurement of the pension obligation was completed as of June 30, 2023. Assumptions used to determine the benefit obligations as of February 3, 2024, June 30, 2023 and January 28, 2023 include a discount rate of 5.14%, 5.21% and 4.79%, respectively. Assumptions used to determine the net periodic benefit cost for the six months ended February 3, 2024, for the six months ended June 30, 2023 and for the fiscal years ended January 28, 2023 and January 29, 2022 included a discount rate of 5.21%, 4.79%, 3.00% and 2.39%, respectively.

The expected long-term rate of return for plan assets was assumed to be 5.10% and 6.50% at the beginning of fiscal 2023 and fiscal 2022, respectively. The expected long-term rate of return for plan assets was assumed to be 6.00% at June 30, 2023. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Plan Assets

There were no plan assets at the end of fiscal 2023. The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2022, by asset category, was as follows:

	Fair Value Measurement
	January 28, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Mutual Funds:
U.S. Equity	$3,743	—	—	$3,743
International Equity	2,592	—	—	2,592
Fixed Income	1,333	—	—	1,333
Cash	1,923	—	—	1,923
Total	$9,591	$—	$—	$9,591

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

On May 3, 2023, the Audit Committee approved the termination of the SERP, which was then approved and ratified by the Board of Directors on May 4, 2023. During fiscal 2023, the Company completed the termination of the SERP though the purchase of a nonparticipating annuity. In connection with that termination, the Company made a cash contribution of $0.4 million and recognized a loss on the termination of the plan of $57,000, which included the recognition of the unrealized loss of $31,000 in Accumulated Other Comprehensive Loss.

The following table sets forth the SERP’s funded status at February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023

	in thousands
Change in benefit obligation:
Balance at beginning of period	$427	$514
Benefits and expenses paid	(27)	(40)
Settlements	(385)	—
Interest costs	13	14
Actuarial (gain) loss	(28)	(61)
Balance at end of year	$—	$427

Change in fair value of plan assets:
Balance at beginning of period	$—	$—
Employer contributions	466	40
Settlements	(439)	—
Benefits and expenses paid	(27)	(40)
Balance at end of period	$—	$—

Projected benefit obligation	$—	$427

Reconciliation of funded status:
Projected benefit obligation	$—	$427
Fair value of plan assets	—	—
Unfunded Status	$—	$(427)

Balance sheet classification:
Other long-term liabilities	$—	$427

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	February 3, 2024	January 28, 2023	January 29, 2022
	in thousands
Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$31	$95	$120
Net periodic pension cost	(13)	(17)	(16)
Recognized loss from settlement	(57)	—	—
Employer contribution	466	40	40
Change in benefit obligations	(427)	(87)	(49)
Unrecognized losses at the end of year	$-	$31	$95

Assumptions used to determine the benefit obligations as of February 3, 2024 and January 28, 2023 included a discount rate of 5.76% for fiscal 2023 and 4.75% for fiscal 2022. Assumptions used to determine the net periodic benefit cost for the years ended February 3, 2024, January 28, 2023 and January 29, 2022 included a discount rate of 4.75% for fiscal 2023, 2.90% for fiscal 2022 and 2.24% for fiscal 2021.

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

The Company recognized $2.4 million, $2.1 million and $2.0 million of expense under the 401(k) Plan in fiscal 2023, 2022 and 2021, respectively.

K. FAIR VALUE MEASUREMENT

At February 3, 2024 and January 28, 2023, the Company held U.S. treasury bills which were classified as held-to maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At February 3, 2024:
Cash equivalents	6,047	6,052	—	—
Short-term investments	32,459	32,479	—	—

At January 28, 2023			—	—
Cash equivalents	29,077	29,071	—	—

L. STOCK REPURCHASE PROGRAM

On March 14, 2023, the Company's Board of Directors (“Board”) approved a stock repurchase program, effective March 16, 2023. Under the program, the Company was initially authorized to repurchase up to $15.0 million of its common stock, including excise tax, through open market and privately negotiated transactions. The Company completed the initial authorization during the third quarter of fiscal 2023. On November 15, 2023, the Board approved an amendment to the stock repurchase program to increase the amount authorized under the program from $15.0 million to $25.0 million. Subsequent to the end of fiscal 2023, the stock repurchase program was completed.

During fiscal 2023, the Company repurchased 5.4 million shares at an aggregate cost, plus fees, of $24.5 million, excluding excise taxes. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. Beginning in fiscal year 2023, the applicable excise tax is being charged to additional paid-in capital in the Company's Consolidated Balance Sheet as part of the cost basis of the shares repurchased, with the corresponding liability for the excise tax payable recorded in accrued expenses and other current liabilities until paid. This liability is partially offset by a 1% credit permitted under the rules for the fair value of shares issued by the Company. At February 3, 2024, the Company has accrued $0.2 million for the payment of excise taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 3, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 3, 2024, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of February 3, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of February 3, 2024.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of February 3, 2024, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Destination XL Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 21, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
March 21, 2024

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) Non-Employee Director Compensation Plan

On November 2, 2023, the Board of Directors approved the Seventh Amended and Restated Non-Employee Director Compensation Plan, which will be effective for board compensation in fiscal 2024. The plan was amended to, among other things, add the ability for non-employee directors to make an annual election to receive a portion or all of their quarterly board compensation in shares of deferred stock. Shares of deferred stock vest based on the irrevocable election of each director, either (1) three years from the date of grant or separation of service, if earlier or (2) separation of service. Any grant of deferred stock will be granted under the Company's 2016 Incentive Stock Compensation Plan. The Director Plan was also amended to clarify certain administrative language.

(b) Rule 10b5-1 Trading Plans

During the three months ended February 3, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 3, 2024 in connection with our 2024 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2024.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2024.

Item 14. Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2024.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 36 of this Annual Report.

15(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 66 of this Annual Report.

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

†

10.2	Company’s 2016 Incentive Compensation Plan, as amended November 2, 2023.	†*

10.3	Form of Non-Qualified Option Agreement for Associates (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

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

†

10.9	Form of Deferred Stock Award Agreement for Non-Employee Directors (included as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.10	Sixth Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 17, 2022, and incorporated herein by reference).	†

10.11	Seventh Amended and Restated Non-Employee Director Compensation Plan.	†*

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

10.14

Amended and Restated Employment Agreement between the Company and Harvey S. Kanter effective April 1, 2022 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2022, and incorporated herein by reference).

†

10.15

First Amendment to the Amended and Restated Employment Agreement between the Company and Harvey S. Kanter, dated August 11, 2023, which includes the Form of Performance Share Award Agreement (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 15, 2023, and incorporated herein by reference).

†

10.16

Second Amended and Restated Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of November 27, 2017 (included at Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 23, 2018, and incorporated herein by reference).

†

10.17

Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010 (File No. 001-34219), and incorporated herein by reference).

†

10.18	Employment Agreement between the Company and Robert Bogan dated as of November 27, 2023.	†*

10.19

Second Amended and Restated Employment Agreement between the Company and Antony Gaeta dated as of April 16, 2023 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 14, 2023 and incorporated herein by reference).

†

10.19

Employment Agreement between the Company and Francis C. Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010 (File No. 001-34219), and incorporated herein by reference).

†

10.20

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

†

10.22

Amended and Restated Employment Agreement between the Company and James Reath dated as of May 10, 2023 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 24, 2023, and incorporated herein by reference).

†

10.23

Amended and Restated Employment Agreement between the Company and Allison Surette effective March 6, 2022 (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 26, 2022, and incorporated herein by reference).

†

10.24

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

†

10.26	Sixth Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023, and incorporated herein by reference).	†

10.27	Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018, and incorporated herein by reference).	†

10.28	First Amendment to the Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Form 10-Q filed on November 30, 2018, and incorporated herein by reference).	†

10.29	Third Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2020, and incorporated herein by reference).	†

10.30	Fourth Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.2 to the Company Current Report on Form 8-K filed on April 5, 2022, and incorporated herein by reference).	†

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

21.1	Subsidiaries of the Registrant.	*

23.1	Consent of Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97.1	Executive Officer Clawback Policy adopted November 2, 2023.	†*

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 3, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
March 21, 2024
	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ HARVEY S. KANTER Harvey S. Kanter	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2024
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 21, 2024
/s/ JOHN F. COONEY John F. Cooney	Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 21, 2024
/s/ LIONEL F. CONACHER Lionel F. Conacher	Chairman of the Board of Directors	March 21, 2024

/s/ CARMEN BAUZA	Director	March 21, 2024
Carmen Bauza
/s/ JACK BOYLE Jack Boyle	Director	March 21, 2024
/s/ WILLEM MESDAG Willem Mesdag	Director	March 21, 2024
/s/ IVY ROSS Ivy Ross	Director	March 21, 2024
/s/ ELAINE RUBIN Elaine Rubin	Director	March 21, 2024