Form 10-Q
period 2024-05-04
DESTINATION XL GROUP, INC.
filed 2024-05-30
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

As of May 15, 2024, the registrant had 58,228,053 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 4, 2024	February 3, 2024
	(Fiscal 2024)	(Fiscal 2023)

ASSETS
Current assets:
Cash and cash equivalents	$16,328	$27,590
Short-term investments	36,891	32,459
Accounts receivable	881	3,920
Inventories	91,238	80,968
Prepaid expenses and other current assets	9,557	8,308
Total current assets	154,895	153,245

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	44,325	43,238
Operating lease right-of-use assets	155,591	138,118
Deferred income taxes, net of valuation allowance	20,181	21,533
Intangible assets	1,150	1,150
Other assets	485	457
Total assets	$376,627	$357,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,483	$17,353
Accrued expenses and other current liabilities	23,827	35,302
Operating leases, current	34,644	37,221
Total current liabilities	86,954	89,876

Long-term liabilities:
Operating leases, non-current	134,583	117,316
Other long-term liabilities	1,540	1,596
Total long-term liabilities	136,123	118,912

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,299,215 and 79,033,378 shares issued at May 4, 2024 and February 3, 2024, respectively	793	790
Additional paid-in capital	326,214	325,202
Treasury stock at cost, 21,094,463 shares at May 4, 2024 and 21,041,661 shares at February 3, 2024	(130,348)	(130,137)
Accumulated deficit	(43,109)	(46,902)
Total stockholders' equity	153,550	148,953
Total liabilities and stockholders' equity	$376,627	$357,741

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 4, 2024	April 29, 2023
	(Fiscal 2024)	(Fiscal 2023)

Sales	$115,489	$125,442
Cost of goods sold including occupancy costs	59,807	64,526
Gross profit	55,682	60,916

Expenses:
Selling, general and administrative	47,523	48,281
Depreciation and amortization	3,278	3,477
Total expenses	50,801	51,758

Operating income	4,881	9,158

Interest income, net	570	339

Income before provision for income taxes	5,451	9,497
Provision for income taxes	1,658	2,530

Net income	$3,793	$6,967

Net income per share - basic	$0.07	$0.11
Net income per share - diluted	$0.06	$0.11

Weighted-average number of common shares outstanding:
Basic	58,036	62,690
Diluted	60,963	66,316

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 4, 2024	April 29, 2023
	(Fiscal 2024)	(Fiscal 2023)
Net income	$3,793	$6,967

Other comprehensive income before taxes:
Retirement plans	—	66
Other comprehensive income before taxes	—	66
Tax effect related to items of other comprehensive income	—	(17)
Other comprehensive income, net of tax	—	49
Comprehensive income	$3,793	$7,016

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Total
Balance at February 3, 2024	79,033	$790	$325,202	(21,041)	$(130,137)	$(46,902)	$148,953
Board of directors' compensation	18	1	111	—	—	—	112
Stock compensation expense	—	—	875	—	—	—	875
Issuance of common stock, upon RSUs release	129	1	(1)	—	—	—	—
Shares withheld for taxes related to net share settlement	(14)	—	(48)	—	—	—	(48)
Exercise of stock options	132	1	75	—	—	—	76
Repurchase of common stock	—	—	—	(53)	(211)	—	(211)
Net income	—	—	—	—	—	3,793	3,793
Balance at May 4, 2024	79,298	$793	$326,214	(21,094)	$(130,348)	$(43,109)	$153,550

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	May 4, 2024	April 29, 2023
	(Fiscal 2024)	(Fiscal 2023)
Cash flows from operating activities:
Net income	$3,793	$6,967
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of deferred debt issuance costs	19	19
Gain from the sale of equipment	(4)	(96)
Depreciation and amortization	3,278	3,477
Deferred taxes, net of valuation allowance	1,352	2,383
Stock compensation expense	875	404
Board of directors' stock compensation	112	108

Changes in operating assets and liabilities:
Accounts receivable	2,702	534
Inventories	(10,270)	(7,254)
Prepaid expenses and other current assets	(1,249)	(495)
Other assets	(47)	(5)
Accounts payable	11,130	(1,669)
Operating leases, net	(2,783)	(1,950)
Accrued expenses and other liabilities	(10,033)	(6,657)
Net cash used for operating activities	(1,125)	(4,234)

Cash flows from investing activities:
Additions to property and equipment, net	(5,863)	(1,709)
Proceeds from sale of equipment	4	96
Purchase of short-term investments	(10,003)	(16,064)
Maturity of short-term investments	5,908	—
Net cash used for investing activities	(9,954)	(17,677)

Cash flows from financing activities:
Repurchase of common stock	(211)	—
Tax withholdings paid related to net share settlements	(48)	(446)
Proceeds from the exercise of stock options	76	216
Net cash used for financing activities	(183)	(230)
Net decrease in cash and cash equivalents	(11,262)	(22,141)
Cash and cash equivalents:
Beginning of period	27,590	52,074
End of period	$16,328	$29,933

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$104	—
Cash paid during the period for interest	$90	$62
Non-cash activity during the period:
Capital expenditures incurred but not yet paid	$841	$126

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited Consolidated Financial Statements for the fiscal year ended February 3, 2024 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 21, 2024.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2024 is a 52-week period ending on February 1, 2025 and fiscal 2023 was a 53-week period ending on February 3, 2024.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. See Note 9 - Fair Value Measurement for information regarding the fair value of certain financial assets.

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

In the fourth quarter of fiscal 2023, the Company terminated its frozen retirement plans, which was the only AOCI activity. As a result, there is no remaining AOCI as of February 3, 2024.

For the first three months of fiscal 2023, other comprehensive income and reclassifications from AOCI was as follows:

April 29, 2023
For the three months ended:	(in thousands)
Retirement Plans
Balance at beginning of the quarter	$(4,928)

Other comprehensive income before reclassifications, net of taxes	6

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	43

Other comprehensive income for the period	49

Balance at end of quarter	$(4,879)

(1)
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

There were no grants of stock options in the first three months of fiscal 2024. For the first three months of fiscal 2023, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted.

April 29, 2023
Expected volatility	86.3% - 92.1%
Risk-free interest rate	3.71%-4.42%
Expected term	2.5 yrs.
Dividend rate	—
Weighted average fair value of options granted	$3.24

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

There were no impairments or non-cash gains recognized in the first three months of fiscal 2024 and fiscal 2023.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired, and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. Advertising expense, which is included in selling, general and administrative expenses, was $7.3 million and $7.0 million for the first three months of fiscal 2024 and fiscal 2023, respectively.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At May 4, 2024, the Company had no short-term leases.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2024 and interim periods starting in fiscal 2025, with early adoption permitted. We are currently evaluating the impact of this accounting standard.

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

In March 2024, the FASB issued ASU 2024-01 Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarified how an entity determines whether a profits interest or similar award is within the scope of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, by adding illustrative guidance. The guidance in ASU 2024-01 is effective for annual reporting periods beginning after December 15, 2024, and can be applied either retrospectively to all prior periods presented in the consolidated financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. Early adoption is permitted. The adoption of ASU 2024-01 is not expected to have any impact on the Company’s consolidated financial statements.

There were no other new accounting pronouncements, issued or effective during the first three months of fiscal 2024, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.4 million and $3.2 million at May 4, 2024 and February 3, 2024, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.4 million and $1.7 million at May 4, 2024 and February 3, 2024, respectively.

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

	For the Three Months Ended
(in thousands)	May 4, 2024		April 29, 2023
Store sales	$80,848	70.0%	$87,297	69.6%
Direct sales	34,641	30.0%	38,145	30.4%
Total sales	$115,489		$125,442

3. Debt

Credit Agreement with Citizens Bank, N.A.

The Company has a credit facility with Citizens Bank, N.A, which provides for a $125.0 million secured, asset-based credit facility with a maturity date of October 28, 2026 (the "Credit Facility"). The maximum committed borrowing of $125.0 million includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swing line loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets.

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

At May 4, 2024, the Company had no borrowings outstanding under the Credit Facility and unused availability was $79.2 million. The Company had no borrowings during the first quarter of fiscal 2024, resulting in an average unused excess availability of approximately $71.8 million. Outstanding standby letters of credit were $4.3 million and outstanding documentary letters were $1.5 million at May 4, 2024. At May 4, 2024, the Company’s prime-based interest rate was 8.75%.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of May 4, 2024, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three months ended May 4, 2024 and April 29, 2023:

	For the three months ended
	May 4, 2024	April 29, 2023
(in thousands)
Operating lease cost	$11,477	$10,666
Variable lease costs(1)	3,393	3,166
Total lease costs	$14,870	$13,832

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to leases.

Supplemental cash flow and balance sheet information related to leases for the first three months ended May 4, 2024 and April 29, 2023 was as follows:

(dollars in thousands)	For the three months ended
Cash paid for amounts included in the measurement of lease liabilities:	May 4, 2024	April 29, 2023
Operating cash flows for operating leases (1)	$12,966	$12,753
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$26,370	$9,250

Weighted average remaining lease term	5.2 yrs.	4.3 yrs.
Weighted average discount rate	6.45%	6.39%

(1)
The cash paid for the first three months of fiscal 2024 and fiscal 2023 included prepaid rent of $4.3 million and $4.2 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of May 4, 2024:

(in thousands)
2024 (remaining)	$31,965
2025	47,074
2026	35,037
2027	28,001
2028	19,978
Thereafter	39,695
Total minimum lease payments	$201,750
Less: amount of lease payments representing interest	32,523
Present value of future minimum lease payments	$169,227
Less: current obligations under leases	34,644
Long-term lease obligations	$134,583

As of May 4, 2024, the Company had entered into four ten-year store leases that have not yet commenced with aggregated estimated future lease payments of approximately $6.3 million, which are not included in the above table. The leases are expected to commence during the second and third quarters of fiscal 2024.

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

2021-2023 LTIP

The performance targets for the Company’s 2021-2023 LTIP were approved by the Compensation Committee of the Board of Directors (the "Compensation Committee”) on March 8, 2021, and covered a three-year period performance period, which ended on February 3, 2024. The time-vested portion of the 2021-2023 LTIP vests in four annual installments, with the remaining installment vesting on April 1, 2025.

On March 29, 2024, the Compensation Committee approved a grant of awards, effective April 1, 2024, equal to $3.0 million for the achievement of the performance target for the 2021-2023 LTIP. In an effort to preserve share availability under the 2016 Plan, all awards, which are subject to further vesting through August 31, 2024, were granted in cash.

Active LTIPs

At May 4, 2024, the Company had three active LTIPs: the 2022-2024 LTIP, the 2023-2025 LTIP and the 2024-2026 LTIP. The time-based awards under each LTIP were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2022-2024 LTIP, the 2023-2025 LTIP and the 2024-2026 LITP were established and approved by the Compensation Committee on April 9, 2022, May 1, 2023 and April 1, 2024, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to an additional service requirement through August 31, 2025, August 31, 2026 and August 31, 2027, respectively. The time-based awards under the 2022-2024 LTIP, the 2023-2025 LTIP, and the 2024-2026 LTIP vest in four equal installments through April 1, 2026, April 1, 2027 and April 1, 2028, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2022-2024 LTIP, 2023-2025 LTIP and 2024-2026 LTIP is estimated to be approximately $4.8 million, $5.1 million and $5.3 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 48 months, 47 months and 49 months, respectively.

At May 4, 2024, the Company had accrued $1.4 million under the 2022-2024 LTIP and $0.1 million under the 2024-2026 LTIP for the performance awards. At May 4, 2024, the Company had no accrual for the performance-based awards under the 2023-2025 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (as amended, the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At May 4, 2024, 15,120,538 shares were authorized under the 2016 Plan, of which 1,445,584 shares remained available for grant.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are cancelled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At May 4, 2024, 59,254 stock options remained outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the first three months of fiscal 2024:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	536,285	435,568	573,000	—	1,544,853	$3.53
Shares granted	376,416	8,713	—	9,734	394,863	$3.58
Shares vested and/or issued	(129,112)	—	—	(9,734)	(138,846)	$4.67
Shares expired	—	—	—	—	—	$—
Shares forfeited	—	—	—	—	—	$—
Outstanding non-vested shares at end of quarter	783,589	444,281	573,000	—	1,800,870	$3.46

(1)
During the first three months of fiscal 2024, the Company granted time-based RSUs under its 2024-2026 LTIP. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 129,112 RSUs that vested, 115,292 shares of common stock were issued.
(2)
The 8,713 shares of deferred stock, with a fair value of $36,246 represent director compensation in lieu of cash, in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the director's separation from service.
(3)
On August 11, 2023, the Company granted 573,000 performance share units ("PSUs") in connection with the extension of Mr. Kanter's employment agreement. The award consists of nine tranches, with the first tranche vesting if and when the 30-day volume-weighted closing price of the Company's common stock is equal to or greater than $6.50 per share. Each subsequent tranche will vest upon achievement of the 30-day volume-weighted closing price of the Company's common stock in $0.25 increments with the ninth tranche vesting when such price is equal to or greater than $8.50 per share. The PSUs are subject to a one-year minimum vesting period, and any unvested PSUs will expire on August 11, 2026. The $2.4 million fair value is being expensed over the respective derived service periods of each tranche which range from 12 to 13 months. The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on: a weighted historical volatility of 57.8%, a term of 3 years, stock price on the date of grant of $4.98 per share, a risk-free rate of 4.6% and a cost of equity of 11.0%.
(4)
Represented compensation, with a fair value of $40,493, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value (000's)
Stock Options
Outstanding options at beginning of year	3,180,739	$0.75	—	$10,962
Options granted	—	—	—	—
Options exercised	(132,397)	$0.58	—	388
Options expired	(16,233)	$5.29	—	—
Options forfeited	(1,715)	$0.75	—	5
Outstanding options at end of quarter	3,030,394	$0.73	6.3 years	$7,761
Options exercisable at end of quarter	2,790,202	$0.73	6.2 years	$7,158

For the first three months of fiscal 2024, the Company granted 376,416 restricted stock units, 8,713 shares of deferred stock and 9,734 fully-vested shares. For the first three months of fiscal 2023, the Company granted stock options to purchase an aggregate of 1,316 shares of common stock, 270,867 restricted stock units and 2,844 fully-vested shares.

Non-Employee Director Compensation Plan

The Company granted 8,412 shares of common stock, with a fair value of approximately $34,994, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2024. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.9 million and $0.4 million for the first three months of fiscal 2024 and fiscal 2023, respectively. The total compensation cost related to time-vested stock options, RSU awards, and PSU awards not yet recognized as of May 4, 2024 was approximately $3.9 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 30 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 4, 2024	April 29, 2023
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	58,036	62,690
Common stock equivalents – stock options, restricted stock units and deferred stock	2,927	3,626
Diluted weighted average common shares outstanding	60,963	66,316

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options or restricted stock units had an anti-dilutive effect.

	For the three months ended
	May 4, 2024	April 29, 2023
(in thousands, except exercise prices)
Stock options	73	17
Restricted stock units and deferred stock	545	9
Range of exercise prices of such options	$4.48-$6.59	$4.48 - $7.43

The above options, which were outstanding at May 4, 2024, expire from June 1, 2024 to March 20, 2033.

Excluded from the computation of basic and diluted earnings per share were 573,000 shares for the first quarter of fiscal 2024. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 444,281 shares and 435,568 shares of deferred stock at May 4, 2024 and April 29, 2023, respectively, were excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

The Company's tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

For the first quarter of fiscal 2024 and 2023, the Company’s effective tax rate was 30.4% and 26.6%, respectively. The increase in the effective tax rate was primarily due to permanent book to tax differences combined with a lower pretax income as compared to the first quarter of fiscal 2023.

9. Fair Value Measurement

At May 4, 2024 and February 3, 2024, the Company held U.S. treasury bills which were classified as held-to maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At May 4, 2024:
Short-term investments	36,891	36,869	—	—

At February 3, 2024:
Cash equivalents	6,047	6,052	—	—
Short-term investments	32,459	32,479	—	—

10. Stock Repurchase Program

On March 14, 2023, the Company's Board of Directors (“Board”) approved a stock repurchase program, effective March 16, 2023, which was subsequently amended in November 2023. Under the amended program, the Company was authorized to repurchase up to $25.0 million of its common stock, including excise tax, through open market and privately negotiated transactions.

During the first quarter of fiscal 2024, the Company repurchased 52,802 shares at a total cost, including fees, of $211,182, completing its stock repurchase program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. Beginning in fiscal year 2023, the applicable excise tax is being charged to additional paid-in capital in the Company's Consolidated Balance Sheet as part of the cost basis of the shares repurchased, with the corresponding liability for the excise tax payable recorded in accrued expenses and other current liabilities until paid. This liability is partially offset by a 1% credit permitted under the rules for the fair value of shares issued by the Company. At May 4, 2024, the Company had accrued $0.2 million for the payment of excise taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our long-range strategic plan and the expected impact of our strategic initiatives on future growth, including with respect to raising brand awareness, store development, website replatform and future alliances and collaborations; expected marketing costs, gross margin rates and expected capital expenditures in 2024; and expected changes in our store portfolio and long-term plans for new or relocated stores. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended February 3, 2024, included in our Annual Report on Form 10-K for the year ended February 3, 2024, as filed with the Securities and Exchange Commission on March 21, 2024 (our “Fiscal 2023 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. This discussion sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitation, risks related to changes in consumer spending in response to economic factors; the impact of inflation with rising costs and high interest rates; the Israel-Hamas conflict and the ongoing Russian invasion of Ukraine on the global economy; potential labor shortages; and the Company’s ability to execute on its marketing, digital, store and collaboration strategies, ability to grow its market share, predict customer tastes and fashion trends, forecast sales growth trends and compete successfully in the United States men’s big and tall apparel market, and the other risks and uncertainties set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2023 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At May 4, 2024, we operated 233 Destination XL stores, 15 DXL outlet stores, 17 Casual Male XL retail stores, 19 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on February 1, 2025, February 3, 2024 and January 28, 2023 as "fiscal 2024", “fiscal 2023,” and “fiscal 2022” respectively. Fiscal 2024 is a 52-week period, fiscal 2023 was a 53-week period and fiscal 2022 a was a 52-week period.

SEGMENT REPORTING

We currently have two principal operating segments: our stores and direct business. We consider our stores and direct business segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our omni-channel business approach.

COMPARABLE SALES

Our customer’s shopping experience continues to evolve across multiple channels, and we are continually adapting to meet the guest’s needs. The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse. As a result, certain transactions that begin online but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick-up in a store and at curbside. We define store sales as sales that originate and are fulfilled directly at the store level. Digital commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

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

EXECUTIVE SUMMARY

	For the three months ended
	May 4, 2024	April 29, 2023
(in millions, except percentage of sales and per share data)
Sales	$115.5	$125.4
Net income	$3.8	$7.0
Adjusted EBITDA (Non-GAAP basis)	$8.2	$12.6

Gross margin. as a percentage of sales	48.2%	48.6%
SG&A expenses, as a percentage of sales	41.1%	38.5%
Adjusted EBITDA margin (Non-GAAP basis)	7.1%	10.1%

Per diluted share:
Net income	$0.06	$0.11

Our sales for the first quarter of fiscal 2024 were below our expectations. We believe that many of our customers are still feeling the economic impacts of high inflation and have chosen to moderate their discretionary spending on apparel. This behavior resulted in lower than expected traffic levels to our stores and lower conversion rates in our direct business, both of which were the primary contributors to our comparable sales decrease of 11.3% in the first quarter. Comparable sales for our stores were down 11.4% and our direct business was down 11.0%. Despite these economic impacts on our top line, we are still maintaining our low promotional stance and proactively managing our inventory levels and receipts. This enabled us to end the quarter in a strong margin position, with our merchandise margin improvement nearly mitigating the deleveraging of occupancy costs. This gross margin performance, coupled with our lower SG&A expenses, enabled us to end the first quarter of fiscal 2024 with net income of $0.06 per diluted share and an adjusted EBITDA margin (a non-GAAP measure) of 7.1%.

We continued to maintain our strong financial position, successfully managing our liquidity and our inventory levels, which are down 9.0% to last year's first quarter. Our inventory turn has improved by almost 30% from fiscal 2019 and our clearance inventory remains below our 10% benchmark.

As of May 4, 2024, we had cash and investments of $53.2 million as compared to $46.0 million at April 29, 2023 with no debt outstanding and unused excess availability of $79.2 million. With cash on hand, no outstanding debt and full availability under our credit facility, we are continuing to pursue our strategic initiatives this year to grow our business.

Progress on Our Long-Range Plan and Future Growth Strategy

We continue to make progress on our long-term strategic growth initiatives and believe that these initiatives will lead to greater brand awareness, enabling us to take a greater share of the addressable market, and grow our top line:

Marketing & Brand Building: Working with our newly retained creative and media agencies, we have developed a campaign that we believe will drive an emotional connection to the DXL brand and drive brand awareness. Subsequent to the end of the first quarter of fiscal 2024, on May 13th, we launched our new multichannel marketing campaign in three test markets. This is our first advertising campaign since 2017. Media includes broadcast television, connected TV, streaming video, audio, paid digital channels, and out-of-home, as well as all-owned marketing. We are prepared to invest cautiously in this initiative, with total marketing costs increasing to approximately 7.0%-7.5% of sales in fiscal 2024. If we experience favorable results, we plan to fund our marketing and brand building initiative at greater levels over time.

Store Development: While we have stores in every major metropolitan market across the United States, there are geographic voids in certain markets where big + tall consumers are not being served by a DXL store. Our consumer research has indicated that 44% of big + tall men self-reported they do not shop with us because a store is not near them, while 35% self-reported that they do not shop with us because a store location is not convenient. During the first quarter of fiscal 2024, we opened our first of eight stores that we plan to open in fiscal 2024, with 15 new stores per year planned in fiscal 2025 through 2027.

New Website Platform: We are transitioning our website from our legacy infrastructure to a new, modern commerce platform, with various features and functionality launching in a phased approach with the first phase launching the last week of May 2024. A second phase is scheduled to launch in late summer with the final phase occurring after the holiday season. We believe this upgrade will provide immediate performance improvements and customer experience benefits by eliminating friction points, optimizing search capability, and enhancing speed and response times. We expect this new platform, engineered by a leading eCommerce technology provider, will position us to respond faster and more effectively to make changes in the future.

Alliances & Collaborations: Collaborating with other retailers allows us to overcome the challenge of reaching consumers who may never be exposed to the DXL brand through our organic channels. On April 29th, we announced our latest collaboration with Nordstrom which will allow us to bring the DXL experience beyond our four walls and directly to the Nordstrom customer. We are very excited to be launching DXL on Nordstrom's digital marketplace platform. We are currently in discovery mode for collaborative offers with several other brands and we are optimistic that some of these brands could play a role in our assortment, similar to the collaboration with UNTUCKIT.

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three months ended May 4, 2024 and April 29, 2023:

	For the Three Months Ended
(in thousands)	May 4, 2024		April 29, 2023
Store sales	$80,848	70.0%	$87,297	69.6%
Direct sales	34,641	30.0%	38,145	30.4%
Total sales	$115,489		$125,442

Total sales for the first quarter of fiscal 2024 were $115.5 million, as compared to $125.4 million in the first quarter of fiscal 2023. Comparable sales for the first quarter decreased 11.3% with comparable sales from our stores down 11.4% and our direct business down 11.0%. The decrease in comparable store sales was slightly offset by an increase in non-comparable sales of $1.8 million and a $3.0 million shift in calendar weeks due to the 53rd week in fiscal 2023.

The decrease in comparable sales during the first quarter was primarily driven by a decrease in traffic in our stores. While traffic was down, our three new stores that opened in fiscal 2023 in Queens, New York, Cincinnati, Ohio, and Pasadena, California all drove strong dollars per transaction and new-to-file rates that were approximately three times the chain average during the first quarter of 2024. The eleven Casual Male stores that were converted to DXL in fiscal 2023 also performed stronger than the chain average, with comparable sales approximately flat. The decrease in our direct business was primarily driven by a decrease in conversion rates.

Gross Margin Rate

For the first quarter of fiscal 2024, our gross margin rate, inclusive of occupancy costs, was 48.2% as compared to a gross margin rate of 48.6% for the first quarter of fiscal 2023.

Our gross margin rate decreased by 40-basis points, with an increase of 175-basis points in occupancy costs primarily due to the deleveraging of sales and increased rents as a result of lease extensions, which was partially offset by an increase in merchandise margin of 135-basis points. The improvement in merchandise margin of 135-basis points was due to a shift in merchandise mix, favorable shipping costs and a reduction in loyalty expense and marketplace commissions.

For 2024, we expect gross margin rates to be approximately 30- to 50-basis points lower than fiscal 2023 and reflect some occupancy deleveraging due to lower sales expectations.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A (selling, general and administrative) expenses for the first quarter of fiscal 2024 were 41.1% as compared to 38.5% for the first quarter of fiscal 2023. On a dollar basis, SG&A expenses decreased by $0.8 million for the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. The decrease was primarily due to a decrease in store payroll and performance-based incentive accruals, partially offset by an increase in advertising costs and operating costs to support our long-range growth initiatives.

Marketing costs were 6.3% of sales for the first quarter of fiscal 2024 as compared to 5.5% of sales for the first quarter of fiscal 2023. For fiscal 2024, marketing costs are expected to be approximately 7.0%-7.5% of sales.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 23.0% of sales in the first quarter of fiscal 2024 as compared to 21.1% of sales in the first quarter of fiscal 2023. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 18.1% of sales in the first quarter of fiscal 2024 as compared to 17.4% of sales in the first quarter of fiscal 2023.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2024 decreased to $3.3 million as compared to $3.5 million for the first quarter of fiscal 2023. The decrease was due to a lower depreciable cost base, especially from our store assets, due to our limited capital spending since fiscal 2020. Our capital expenditures have increased as we have started to open new store locations and are investing in certain other infrastructure and technology projects.

Interest Income, Net

Net interest income for the first quarter of fiscal 2024 was $0.6 million, as compared to $0.3 million for the first quarter of fiscal 2023. Interest income was earned from investments in U.S. government-backed investments and money market accounts. Interest costs for both periods were immaterial because we had no outstanding debt and no borrowings under our credit facility during either period.

Income Taxes

Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.

For the first quarter of fiscal 2024 and fiscal 2023, our effective tax rate was 30.4% and 26.6%, respectively. The increase in the effective tax rate was primarily due to permanent book to tax differences combined with a lower pretax income as compared to the first quarter of fiscal 2023.

Net Income

For the first quarter of fiscal 2024, we recorded net income of $3.8 million, or $0.06 per diluted share, as compared to net income of $7.0 million, or $0.11 per diluted share, for the first quarter of fiscal 2023. The decrease in earnings was driven by the decrease in sales, which was partially offset by improvement in merchandise margin and lower selling, general and administrative expenses.

Inventory

As of May 4, 2024, our inventory decreased by approximately $9.0 million to $91.2 million, as compared to $100.3 million at April 29, 2023. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending. At May 4, 2024, our clearance inventory was 9.7% of our total inventory, as compared to 7.8% at April 29, 2023 and still below our historical benchmark of approximately 10.0%. Our inventory turnover rate has improved by almost 30% from fiscal 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At May 4, 2024, we had no outstanding debt, including no borrowings under our credit facility during the first three months of fiscal 2024. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

We believe that our cash and cash equivalent balances, short-term investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, we remain cautious regarding the effect that the current macroeconomic conditions may have on consumer spending, including inflation, high interest costs, and other geopolitical conflicts around the world. We also believe that cash flows from operating activities and cash on hand will be sufficient to satisfy our current capital requirements. In the longer term, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility.

For the first three months of fiscal 2024, cash flow from operations was $(1.1) million as compared to $(4.2) million for the first three months of fiscal 2023. Free cash flow, a non-GAAP measure, was $(7.0) million for the first three months of fiscal 2024 as compared to $(5.9) million for the first three months of fiscal 2023. The decrease in free cash flow was primarily due to an increase in capital expenditures primarily related to the store openings as well as due to a decrease in operating income.

Cash flow used for investing activities decreased by $7.7 million for the first three months of fiscal 2024 as compared to the first three months of fiscal 2023, primarily due to a net decrease in short-term investment activity, partially offset by an increase in capital expenditures.

Stock Repurchase Program

In March 2023, the Company’s Board of Directors approved a stock repurchase program, which was subsequently amended in November 2023. Under the stock repurchase program, as amended, the Company was authorized to repurchase up to $25.0 million of its common stock through open market and privately negotiated transactions.

During the first quarter of fiscal 2024, we repurchased 52,802 shares at a total cost, including fees, of $211,182, completing the stock repurchase program.

Credit Facility

The Company has a $125.0 million revolving credit agreement with Citizens Bank, N.A., with a maturity date of October 28, 2026 (the "Credit Facility"). The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings under the Credit Facility bear interest at either a Base Rate loan or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. We are subject to an unused line fee of 0.25%.

We had no outstanding borrowings under the Credit Facility at May 4, 2024 and no borrowings during the first three months of fiscal 2024. At May 4, 2024, outstanding standby letters of credit were $4.3 million and outstanding documentary letters of credit were $1.5 million. The average unused excess availability during the first three months of fiscal 2024 was approximately $71.8 million and the unused excess availability at May 4, 2024 was $79.2 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at May 4, 2024 and April 29, 2023, respectively:

	May 4, 2024		April 29, 2023
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	233	1,732	218	1,663
DXL Outlets	15	76	16	80
Casual Male XL Retail	17	55	28	92
Casual Male Outlets	19	57	19	57
Total Stores	284	1,920	281	1,892

During the first quarter of fiscal 2024, we opened a new DXL store in Coon Rapids, Minnesota. Subsequent to the end of the first quarter, we opened our second store in Thousand Oaks, California and expect to open six additional DXL stores by end of fiscal 2024. During fiscal 2024, we also plan to convert five Casual Male stores to the DXL store format and remodel five of our existing DXL stores. We expect our capital expenditures to range from $22.0 million to $25.0 million in fiscal 2024. Over the next three to five years, we believe we could potentially open approximately 50 net new DXL stores across the country, which could average 6,000 square feet or 300,000 sq. ft. in total, a 15% increase over our current square footage.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2023 Annual Report. See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Free cash flow, adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures. These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements.

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

The following table reconciles free cash flow:

	For the three months ended
(in millions)	May 4, 2024	April 29, 2023
Cash flow from operating activities (GAAP basis)	$(1.1)	$(4.2)
Capital expenditures	(5.9)	(1.7)
Free Cash Flow (non-GAAP basis)	$(7.0)	$(5.9)

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and is before impairment (gain) of assets, if any. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Sales. We believe that providing adjusted EBITDA and adjusted EBITDA margin is useful to investors in evaluating our performance and are key metrics to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income and calculates adjusted EBITDA margin:

	For the three months ended
	May 4, 2024	April 29, 2023
(in millions)
Net income (GAAP basis)	$3.8	$7.0
Add back:
Provision for income taxes	1.7	2.5
Interest income, net	(0.6)	(0.3)
Depreciation and amortization	3.3	3.5
Adjusted EBITDA (non-GAAP basis)	$8.2	$12.6

Sales	$115.5	$125.4
Adjusted EBITDA margin (non-GAAP), as a percentage of sales	7.1%	10.1%

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

There have not been any material changes to our interest rate previously disclosed in Part II, Item 7A of our Fiscal 2023 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 4, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 4, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 4, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 14, 2023, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was initially authorized to repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. The stock repurchase program was amended on November 15, 2023 to increase the amount authorized under the program from $15.0 million to $25.0 million. The Company completed the stock repurchase program in the first quarter of fiscal 2024.

Stock repurchase activity during the three months ended May 4, 2024 was as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan (1)

February 4, 2024 to March 2, 2024	52,802	$3.97	52,802	$250,006
March 3, 2024 to April 6, 2024	—	$—	—	$250,006
April 7, 2024 to May 4, 2024	—	$—	—	$250,006
Total	52,802	$3.97	52,802	$250,006

(1) Average price paid per share and the approximate dollar value of shares that may yet be purchased under the plan excludes the accrual of excise tax.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended May 4, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: May 30, 2024	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)