Form 10-Q
period 2024-08-03
DESTINATION XL GROUP, INC.
filed 2024-08-29
CIK 813298

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

As of August 20, 2024, the registrant had 58,257,724 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 3, 2024	February 3, 2024
	(Fiscal 2024)	(Fiscal 2023)

ASSETS
Current assets:
Cash and cash equivalents	$21,475	$27,590
Short-term investments	41,732	32,459
Accounts receivable	898	3,920
Inventories	78,612	80,968
Prepaid expenses and other current assets	8,977	8,308
Total current assets	151,694	153,245

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	47,791	43,238
Operating lease right-of-use assets	163,246	138,118
Deferred income taxes, net of valuation allowance	19,403	21,533
Intangible assets	1,150	1,150
Other assets	484	457
Total assets	$383,768	$357,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,576	$17,353
Accrued expenses and other current liabilities	25,505	35,302
Operating leases, current	35,155	37,221
Total current liabilities	83,236	89,876

Long-term liabilities:
Operating leases, non-current	141,479	117,316
Other long-term liabilities	2,099	1,596
Total long-term liabilities	143,578	118,912

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,329,785 and 79,033,378 shares issued at August 3, 2024 and February 3, 2024, respectively	793	790
Additional paid-in capital	327,235	325,202
Treasury stock at cost, 21,094,463 shares at August 3, 2024 and 21,041,661 shares at February 3, 2024	(130,348)	(130,137)
Accumulated deficit	(40,726)	(46,902)
Total stockholders' equity	156,954	148,953
Total liabilities and stockholders' equity	$383,768	$357,741

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(Fiscal 2024)	(Fiscal 2023)	(Fiscal 2024)	(Fiscal 2023)

Sales	$124,820	$140,043	$240,309	$265,485
Cost of goods sold including occupancy costs	64,649	69,664	124,456	134,190
Gross profit	60,171	70,379	115,853	131,295

Expenses:
Selling, general and administrative	53,662	47,446	101,185	95,727
Depreciation and amortization	3,385	3,468	6,663	6,945
Total expenses	57,047	50,914	107,848	102,672

Operating income	3,124	19,465	8,005	28,623

Loss on termination of retirement plans	—	(4,174)	—	(4,174)
Interest income, net	551	505	1,121	844

Income before provision for income taxes	3,675	15,796	9,126	25,293
Provision for income taxes	1,292	4,163	2,950	6,693

Net income	$2,383	$11,633	$6,176	$18,600

Net income per share - basic	$0.04	$0.19	$0.11	$0.30
Net income per share - diluted	$0.04	$0.18	$0.10	$0.28

Weighted-average number of common shares outstanding:
Basic	58,233	61,977	58,135	62,334
Diluted	61,117	65,449	61,035	65,829

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	(Fiscal 2024)	(Fiscal 2023)	(Fiscal 2024)	(Fiscal 2023)
Net income	$2,383	$11,633	$6,176	$18,600

Other comprehensive income before taxes:
Retirement plans	—	65	—	131
Recognized loss on termination of retirement plans	—	4,174	—	4,174
Other comprehensive income before taxes	—	4,239	—	4,305
Tax effect related to items of other comprehensive income	—	(1,111)	—	(1,128)
Other comprehensive income, net of tax	—	3,128	—	3,177
Comprehensive income	$2,383	$14,761	$6,176	$21,777

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Total
Balance at February 3, 2024	79,033	$790	$325,202	(21,041)	$(130,137)	$(46,902)	$148,953
Board of directors' compensation	18	1	111	—	—	—	112
Stock compensation expense	—	—	875	—	—	—	875
Issuance of common stock, upon RSUs release	129	1	(1)	—	—	—	—
Shares withheld for taxes related to net share settlement	(14)	—	(48)	—	—	—	(48)
Exercise of stock options	132	1	75	—	—	—	76
Repurchase of common stock	—	—	—	(53)	(211)	—	(211)
Net income	—	—	—	—	—	3,793	3,793
Balance at May 4, 2024	79,298	$793	$326,214	(21,094)	$(130,348)	$(43,109)	$153,550

Board of directors' compensation	23	—	112	—	—	—	112
Stock compensation expense	—	—	905	—	—	—	905
Exercise of stock options	8	—	4	—	—	—	4
Net income	—	—	—	—	—	2,383	2,383
Balance at August 3, 2024	79,329	$793	$327,235	(21,094)	$(130,348)	$(40,726)	$156,954

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	August 3, 2024	July 29, 2023
	(Fiscal 2024)	(Fiscal 2023)
Cash flows from operating activities:
Net income	$6,176	$18,600
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issuance costs	38	38
Loss on retirement plan terminations	—	4,174
Gain from the sale of equipment	(9)	(129)
Depreciation and amortization	6,663	6,945
Deferred taxes, net of valuation allowance	2,130	7,489
Stock compensation expense	1,780	815
Board of directors' stock compensation	224	220

Changes in operating assets and liabilities:
Accounts receivable	2,887	836
Inventories	2,356	5,472
Prepaid expenses and other current assets	(669)	460
Other assets	(65)	(40)
Accounts payable	5,223	(6,649)
Operating leases, net	(3,031)	(3,181)
Accrued expenses and other liabilities	(7,731)	(8,811)
Net cash provided by operating activities	15,972	26,239

Cash flows from investing activities:
Additions to property and equipment, net	(12,779)	(4,665)
Proceeds from sale of equipment	9	129
Purchase of short-term investments	(34,011)	(43,536)
Maturity of short-term investments	24,873	—
Net cash used for investing activities	(21,908)	(48,072)

Cash flows from financing activities:
Repurchase of common stock	(211)	(10,814)
Tax withholdings paid related to net share settlements	(48)	(446)
Proceeds from the exercise of stock options	80	265
Net cash used for financing activities	(179)	(10,995)
Net decrease in cash and cash equivalents	(6,115)	(32,828)
Cash and cash equivalents:
Beginning of period	27,590	52,074
End of period	$21,475	$19,246

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$811	$237
Cash paid during the period for interest	$182	$159
Non-cash activity during the period:
Capital expenditures incurred but not yet paid	$776	$505

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

In the fourth quarter of fiscal 2023, the Company terminated its frozen retirement plans, which was the only AOCI activity. As a result, there was no remaining AOCI as of February 3, 2024.

For the first three and six months of fiscal 2023, other comprehensive income and reclassifications from AOCI was as follows:

in thousands	For the three months ended July 29, 2023	For the six months ended July 29, 2023
Balance at beginning of fiscal year	$(4,879)	$(4,928)

Other comprehensive income before reclassifications, net of taxes	23	29

Recognition of loss on retirement plan termination, net of taxes (1)	3,080	3,080

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	25	68

Other comprehensive income for the period	3,128	3,177

Balance at end of quarter	$(1,751)	$(1,751)

(1)
In connection with the Company's decision to terminate its pension plan, during the second quarter of fiscal 2023 the Company completed a partial settlement and accordingly recognized a pro-rated portion of AOCI in the amount of $4.2 million, or $3.1 million net of taxes.
(2)
Includes the amortization of the unrecognized loss on retirement plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for the three and six months ended July 29, 2023. The Company recognized expense of $34,000, or $25,000 net of taxes, for the three months ended July 29, 2023 and expense of $92,000, or $68,000 net of taxes, for the six months ended July 29, 2023.

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

There were no grants of stock options in the first six months of fiscal 2024. For the first six months of fiscal 2023, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted.

July 29, 2023
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

There were no impairments or non-cash gains recognized in the first six months of fiscal 2024 and fiscal 2023.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired, and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. Advertising expense, which is included in selling, general and administrative expenses, was $11.0 million and $7.1 million for second quarter of fiscal 2024 and fiscal 2023, respectively, and was $18.3 million and $14.0 million for the first six months of fiscal 2024 and fiscal 2023, respectively.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs. Lease incentives are included in the value of the ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At August 3, 2024, the Company had no short-term leases.

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

For store leases, the Company accounts for lease components and non-lease components as a single lease component. Certain store leases may require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, and are expensed as incurred as variable lease costs. Other store leases contain one periodic fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the ROU assets and lease liabilities. Tenant allowances are included as an offset to the ROU asset and amortized as reductions to rent expense over the associated lease term.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU-2023-06 incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures because the Company is currently subjected to the reporting requirements of Regulations S-X and S-K.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2024 and interim periods starting in fiscal 2025, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our financial statements or related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This ASU will be effective in fiscal 2025, and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. We are currently evaluating the impact of adopting this accounting standard on our financial statements or related disclosures.

There were no other new accounting pronouncements, issued or effective during the first six months of fiscal 2024, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.1 million and $3.2 million at August 3, 2024 and February 3, 2024, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to be redeemed or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.1 million and $1.7 million at August 3, 2024 and February 3, 2024, respectively.

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

	For the Three Months Ended				For the Six Months Ended
(in thousands)	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
Store sales	$87,845	70.4%	$97,445	69.6%	$168,693	70.2%	$184,742	69.6%
Direct sales	36,975	29.6%	42,598	30.4%	71,616	29.8%	80,743	30.4%
Total sales	$124,820		$140,043		$240,309		$265,485

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

At August 3, 2024, the Company had no borrowings outstanding under the Credit Facility and unused availability was $69.9 million. The Company had no borrowings during the first six months of fiscal 2024, resulting in an average unused excess availability of approximately $73.4 million. Outstanding standby letters of credit were $4.2 million and outstanding documentary letters were $0.9 million at August 3, 2024. At August 3, 2024, the Company’s prime-based interest rate was 8.75%.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of August 3, 2024, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three and six months ended August 3, 2024 and July 29, 2023:

	For the three months ended		For the six months ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
(in thousands)
Operating lease cost	$12,222	$11,374	$23,699	$22,041
Variable lease costs(1)	3,151	3,293	6,544	6,458
Total lease costs	$15,373	$14,667	$30,243	$28,499

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to leases.

Supplemental cash flow and balance sheet information related to leases as of and for the first six months ended August 3, 2024 and July 29, 2023 was as follows:

(dollars in thousands)	For the Six Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	August 3, 2024	July 29, 2023
Operating cash flows for operating leases (1)	$25,750	$24,513
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$43,087	$23,533

	As of
	August 3, 2024	July 29, 2023
Weighted average remaining lease term	5.4 yrs.	4.4 yrs.
Weighted average discount rate	6.38%	6.41%

(1)
The cash paid for the first six months of fiscal 2024 and fiscal 2023 included prepaid rent of $4.3 million and $3.7 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of August 3, 2024:

(in thousands)
2024 (remaining)	$19,434
2025	50,191
2026	38,544
2027	31,806
2028	24,067
Thereafter	46,230
Total minimum lease payments	$210,272
Less: amount of lease payments representing interest	33,638
Present value of future minimum lease payments	$176,634
Less: current obligations under leases	35,155
Long-term lease obligations	$141,479

As of August 3, 2024, the Company had entered into three ten-year store leases that have not yet commenced with aggregated estimated future lease payments of approximately $6.2 million, which are not included in the above table. The leases are expected to commence during the second half of fiscal 2024.

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Plan. See Note 6, Stock-Based Compensation.

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

Active LTIPs

At August 3, 2024, the Company had three active LTIPs: the 2022-2024 LTIP, the 2023-2025 LTIP and the 2024-2026 LTIP. The time-based awards under each LTIP were granted in a combination of 50% RSUs and 50% cash.

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

At August 3, 2024, the Company had accrued $1.6 million under the 2022-2024 LTIP, $0.2 million under the 2023-2025 LTIP and $0.2 million under the 2024-2026 LTIP for the performance awards.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (as amended, the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At August 3, 2024, 15,120,538 shares were authorized under the 2016 Plan, of which 1,425,262 shares remained available for grant. Subsequent to the end of the second quarter of fiscal 2024, at the Company's Annual Meeting of Stockholders, which was held on August 8, 2024, the shareholders approved an increase of 6,150,000 shares authorized for future grant under the 2016 Plan.

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

The following tables summarize the share activity and stock option activity for the first six months of fiscal 2024:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	536,285	435,568	573,000	—	1,544,853	$3.53
Shares granted	383,007	19,901	—	22,234	425,142	$3.56
Shares vested and/or issued	(129,112)	—	—	(22,234)	(151,346)	$4.55
Shares expired	—	—	—	—	—	$—
Shares forfeited	—	—	—	—	—	$—
Outstanding non-vested shares at end of quarter	790,180	455,469	573,000	—	1,818,649	$3.45

(1)
During the first six months of fiscal 2024, the Company granted time-based RSUs under its 2024-2026 LTIP. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 129,112 RSUs that vested, 115,292 shares of common stock were issued.

(2)
The 19,901 shares of deferred stock, with a fair value of $72,495 represent director compensation in lieu of cash, in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the director's separation from service.
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
(4)
Represented compensation, with a fair value of $80,993, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value (000's)
Stock Options
Outstanding options at beginning of year	3,180,739	$0.75	—	$10,962
Options granted	—	—	—	—
Options exercised	(139,667)	$0.57	—	409
Options expired	(53,441)	$5.29	—	—
Options forfeited	(1,715)	$0.75	—	5
Outstanding options at end of quarter	2,985,916	$0.67	6.1 years	$8,124
Options exercisable at end of quarter	2,745,724	$0.66	6.0 years	$7,491

For the first six months of fiscal 2024, the Company granted 383,007 restricted stock units, 19,901 shares of deferred stock and 22,234 fully-vested shares. For the first six months of fiscal 2023, the Company granted stock options to purchase an aggregate of 1,317 shares of common stock, 547,294 restricted stock units and 11,924 fully-vested shares.

Non-Employee Director Compensation Plan

The Company granted 19,214 shares of common stock, with a fair value of approximately $69,992, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2024. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $1.8 million and $0.8 million for the first six months of fiscal 2024 and fiscal 2023, respectively. The total compensation cost related to time-vested stock options, RSU awards, and PSU awards not yet recognized as of August 3, 2024 was approximately $3.0 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 32 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	58,233	61,977	58,135	62,334
Common stock equivalents – stock options, restricted stock units and deferred stock	2,884	3,472	2,900	3,495
Diluted weighted average common shares outstanding	61,117	65,449	61,035	65,829

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options or restricted stock units had an anti-dilutive effect.

	For the three months ended		For the six months ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
(in thousands, except exercise prices)
Stock options	36	100	36	100
Restricted stock units and deferred stock	350	179	363	24
Range of exercise prices of such options	$4.48-$6.59	$4.48 - $6.59	$4.48 - $6.59	$4.48 - $6.59

The above options, which were outstanding at August 3, 2024, expire from November 10, 2024 to March 20, 2033.

Excluded from the computation of basic and diluted earnings per share were 573,000 shares for the first three and six months of fiscal 2024. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 455,469 shares and 435,568 shares of deferred stock at August 3, 2024 and July 29, 2023, respectively, were excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

The Company's tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

For the first six months of fiscal 2024 and 2023, the Company’s effective tax rate was 32.3% and 26.5%, respectively. The increase in the effective tax rate was primarily due to permanent book to tax differences combined with a lower pretax income as compared to the first six months of fiscal 2023.

9. Fair Value Measurement

At August 3, 2024 and February 3, 2024, the Company held U.S. treasury bills which were classified as held-to maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At August 3, 2024:
Cash equivalents:	4,031	4,032	—	—
Short-term investments	41,732	41,757	—	—

At February 3, 2024:
Cash equivalents	6,047	6,052	—	—
Short-term investments	32,459	32,479	—	—

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

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. Beginning in fiscal year 2023, the applicable excise tax is being charged to additional paid-in capital in the Company's Consolidated Balance Sheet as part of the cost basis of the shares repurchased, with the corresponding liability for the excise tax payable recorded in accrued expenses and other current liabilities until paid. This liability is partially offset by a 1% credit permitted under the rules for the fair value of shares issued by the Company. At August 3, 2024, the Company had accrued $0.2 million for the payment of excise taxes.

11. Termination of Noncontributory Pension Plan

In connection with the acquisition of Casual Male Corp. in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan,” which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

In the second quarter of fiscal 2023, the Board of Directors approved the termination of the Pension Plan, and on July 1, 2023, the Company completed a partial settlement through the purchase of nonparticipating annuities. In connection with the partial settlement, in the second quarter of fiscal 2023, the Company recognized a charge of $4.2 million, representing a pro-rata portion of the unrealized loss in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet. The Company settled the remaining obligation and terminated the Pension Plan in the fourth quarter of fiscal 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our long-range strategic plan and the expected impact of our strategic initiatives on future growth, including with respect to our marketing efforts and raising brand awareness, store development, website replatform and future alliances and collaborations; expected marketing costs, gross margin rates and expected capital expenditures in 2024; expected store openings and store conversions for the remainder of fiscal 2024 and fiscal 2025; expected long-term plans for new stores; the expected completion and impact of our rollout of our improved eCommerce platform; and our expectations regarding liquidity needs for the next 12 months.These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended February 3, 2024, included in our Annual Report on Form 10-K for the year ended February 3, 2024, as filed with the Securities and Exchange Commission on March 21, 2024 (our “Fiscal 2023 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. The Company encourages readers to refer to its filings with the SEC that set forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including risks related to changes in consumer spending in response to economic factors; the impact of inflation with rising costs and high interest rates; the impact of ongoing worldwide conflicts, including the Israel-Hamas conflict and the ongoing Russian invasion of Ukraine, on the global economy; potential labor shortages; and the Company’s ability to execute on its marketing, digital, store and collaboration strategies, ability to grow its market share, predict customer tastes and fashion trends, forecast sales growth trends and compete successfully in the United States men’s big and tall apparel market, and the other risks and uncertainties as set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2023 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At August 3, 2024, we operated 233 Destination XL stores, 15 DXL outlet stores, 17 Casual Male XL retail stores, 19 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on February 1, 2025, February 3, 2024 and January 28, 2023 as "fiscal 2024", “fiscal 2023,” and “fiscal 2022” respectively. Fiscal 2024 is a 52-week period, fiscal 2023 was a 53-week period and fiscal 2022 was a 52-week period.

SEGMENT REPORTING

We currently have two principal operating segments: our stores and direct business. We consider our stores and direct business segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment, retail segment, consistent with our omni-channel business approach.

COMPARABLE SALES

Our customer’s shopping experience continues to evolve across multiple channels, and we are continually adapting to meet the guest’s needs. The majority of our stores have the capability of fulfilling online orders if merchandise is not available in the warehouse. As a result, certain transactions that begin online are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick-up in a store and at curbside. We define store sales as sales that originate and are fulfilled directly at the store level. Digital commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level or through a third-party marketplace.

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

EXECUTIVE SUMMARY

	For the three months ended		For the six months ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
(in millions, except percentage of sales and per share data)
Sales	$124.8	$140.0	$240.3	$265.5
Net income	$2.4	$11.6	$6.2	$18.6
Adjusted EBITDA (Non-GAAP basis)	$6.5	$22.9	$14.7	$35.6

Gross margin, as a percentage of sales	48.2%	50.3%	48.2%	49.5%
SG&A expenses, as a percentage of sales	43.0%	33.9%	42.1%	36.1%
Adjusted EBITDA margin (Non-GAAP basis)	5.2%	16.4%	6.1%	13.4%

Per diluted share:
Net income	$0.04	$0.18	$0.10	$0.28

Our second quarter results reflect a challenging men's apparel market that was punctuated by a lack of foot traffic to our stores and lower conversion rates in our direct business. Customers gravitated towards promotions and lower price point goods, which signals a consumer who is carefully choosing where and how he spends his money. This was evident with the double-digit decrease we saw in store traffic and the lower conversion rates in our direct business, both of which were the primary contributors to our comparable sales decrease for the second quarter of 10.9%. Comparable sales for our stores were down 10.0% and our direct business was down 12.8%. Despite a disappointing sales performance, we maintained a flat merchandise margin, with meaningfully less inventory, and a strong balance sheet. Our occupancy costs and selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2024 were in line with our expectations and included an increase in marketing costs, specifically related to our brand awareness campaign that launched mid-May. While we continued to diligently manage our operating expenses, given the pressure on sales, some of our cost structure was negatively deleveraged by the sales shortfall.

As of August 3, 2024, we had cash and investments of $63.2 million as compared to $62.8 million at July 29, 2023 with no debt outstanding and unused excess availability of $69.9 million. We continued to maintain our strong financial position, successfully managing our liquidity and our inventory levels, which were down 10.2% to last year's second quarter.

Progress on Our Long-Range Plan and Future Growth Strategy

We have made substantial progress on our long-term strategic growth initiatives and continue to believe that these initiatives will lead to greater brand awareness, enabling us to take a greater share of the addressable market, and grow our top line. However, given the current environment and the concern that this continued pressure on sales will continue, our near-term priority is to focus on our balance sheet, achieving profitable sales, and generating free cash flow. For this reason, we have made the difficult decision to pivot from the next wave of our planned brand campaign in the Fall, in favor of other advertising spend that we believe will stimulate traffic in the short term. We have also decided to slow our store roll out to lower our capital expenditure burden. It is important to emphasize, we remain very enthusiastic about the brand campaign and store development, and we are not abandoning our growth ambitions. We will stay focused on executing our fundamentals and controlling what we can control as we cycle through the current environment.

Marketing & Brand Building: We launched our new brand advertising campaign on May 13th to build awareness of our brand. The campaign ran in a three-matched-market test in Boston, Detroit, and St. Louis and the results were positive in all three markets, with increased traffic, sessions, and customer acquisition. Our initial plan was to run a second similar campaign in the second half of the year, however, given current market conditions, we believe pivoting the brand marketing dollars back into our traditional marketing channels will be more productive.

Store Development: While we have stores in every major metropolitan market across the United States, there are geographic voids in certain markets where big + tall consumers are not being served by a DXL store. Our consumer research has indicated that 44% of big

+ tall men self-reported they do not shop with us because a store is not near them, while 35% self-reported that they do not shop with us because a store location is not convenient. During the first six months of fiscal 2024, we opened two new stores and subsequent to the end of the quarter, on August 17th, we opened our third store, with five more expected later this year. We are evaluating our current rollout schedule and will likely reduce the number of expected stores, opening in fiscal 2025, from 15 to 10.

New Website Platform: We are transitioning to a new and improved eCommerce platform. The platform addresses friction online and will drive a richer and simpler consumer experience, as well as drive measurably greater speed and agility. We completed our first phase of this project in the first quarter, our second phase is expected to be released by the end of September, and the last phase is on schedule to be completed in January 2025. We believe this upgrade will provide immediate performance improvements and customer experience benefits by eliminating friction points, optimizing search capability, and enhancing speed and response times. We expect this new platform, engineered by a leading eCommerce technology provider, will position us to respond faster and more effectively to make changes in the future.

Alliances & Collaborations: Last quarter we announced our alliance with Nordstrom to launch DXL's Big & Tall assortment on their digital marketplace platform. Our merchandise offering launched on the marketplace on May 28th. To date, we have been pleased with the results and we are currently looking to expand our current product offering. We believe this collaboration will allow us to bring the DXL experience beyond our four walls and directly to the Nordstrom customer, thereby further extending DXL’s relationship with the female consumer. We are currently in discovery mode for collaborative offers with several other brands and we are optimistic that some of these brands could play a role in our assortment, similar to the collaboration with UNTUCKIT.

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three and six months ended August 3, 2024 and July 29, 2023:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
Store sales	$87,845	70.4%	$97,445	69.6%	$168,693	70.2%	$184,742	69.6%
Direct sales	36,975	29.6%	42,598	30.4%	71,616	29.8%	80,743	30.4%
Total sales	$124,820		$140,043		$240,309		$265,485

Total sales for the second quarter of fiscal 2024 were $124.8 million, as compared to $140.0 million in the second quarter of fiscal 2023. The decrease in total sales was primarily attributable to a decrease in comparable sales for the second quarter of 10.9%. The remainder of the decrease was due to a $1.9 million decrease due to the shift in calendar weeks due to the 53rd week in fiscal 2023 which was partially offset by an increase in non-comparable sales of $1.7 million.

The comparable sales decrease of 10.9% consisted of comparable sales from our stores down 10.0% and our direct business down 12.8%. Similar to our first quarter results, the decrease in comparable sales during the second quarter of fiscal 2024 was principally driven by a decrease in traffic in our stores and decreased conversion in our direct business.

For the first six months of fiscal 2024, total sales of $240.3 million decreased 9.5% as compared to $265.5 million for the first six months of fiscal 2023. The decrease was primarily driven by a decrease in comparable sales of 11.1%, with stores down 10.7% and our direct business down 12.0%. This decrease in comparable sales was slightly offset by an increase in non-comparable sales of $3.4 million and a $1.0 million shift in calendar weeks due to the 53rd week in fiscal 2023.

Gross Margin Rate

For the second quarter of fiscal 2024, our gross margin rate, inclusive of occupancy costs, was 48.2% as compared to a gross margin rate of 50.3% for the second quarter of fiscal 2023.

Our gross margin rate decreased by 210-basis points, which was driven by an increase in occupancy costs, as a percentage of sales, primarily due to the deleveraging of sales and increased rents as a result of lease extensions. Our merchandise margin, which was flat to the second quarter of fiscal 2023, was achieved despite an increase in markdowns associated with selected price matching for some of our national brands, as well as markdowns on seasonal merchandise to ensure inventory levels remain healthy as we head into the fall season. These increases were offset by favorable shipping costs and a reduction in loyalty expense.

For the first six months of fiscal 2024, our gross margin rate, inclusive of occupancy costs, was 48.2% as compared to a gross margin rate of 49.5% for the first six months of fiscal 2023. The decrease of 130-basis points was due to an increase of 190-basis points in occupancy costs due to the deleveraging of sales and increased rents. This increased cost was partially offset by an increase in merchandise margin of 60-basis points, driven by favorable shipping costs and a reduction in loyalty expense and marketplace commissions.

For 2024, we expect gross margin rates to be approximately 60 to 110-basis points lower than fiscal 2023 and reflect some occupancy deleveraging due to lower sales expectations.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A (selling, general and administrative) expenses for the second quarter of fiscal 2024 were 43.0% as compared to 33.9% for the second quarter of fiscal 2023. For the first six months of fiscal 2024, SG&A expenses, as a percentage of sales, were 42.1% as compared to 36.1% for the first six months of fiscal 2023.

On a dollar basis, SG&A expenses increased by $6.2 million and $5.5 million for the second quarter and first six months of fiscal 2024 as compared to the second quarter and first six months of fiscal 2023. The increase was principally due to an increase in marketing costs, which included our brand campaign that launched in the second quarter, of $3.9 million and $4.3 million for the second quarter and first six months of fiscal 2024, as compared to the respective prior year periods. The remainder of the increase was due to an increase in operating costs to support our long-range growth initiatives and increased healthcare costs.

Marketing costs were 8.8% of sales for the second quarter of fiscal 2024 as compared to 5.0% of sales for the second quarter of fiscal 2023. For the first six months of fiscal 2024, marketing costs were 7.6% as compared to 5.3% for the first six months of fiscal 2023. For fiscal 2024, marketing costs are expected to be approximately 7.0% of sales.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 24.2% of sales in the first six months of fiscal 2024 as compared to 20.3% of sales in the first six months of fiscal 2023. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 17.9% of sales in the first six months of fiscal 2024 as compared to 15.8% of sales in the first six months of fiscal 2023.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2024 decreased to $3.4 million as compared to $3.5 million for the second quarter of fiscal 2023. For the first six months of fiscal 2024 depreciation and amortization was $6.7 million as compared to $6.9 million for the first six months of fiscal 2023. The decrease was due to a lower depreciable cost base, especially from our store assets, due to our limited capital spending since fiscal 2020. Our capital expenditures have increased in fiscal 2024 as we have started to open new store locations and are investing in certain other infrastructure and technology projects.

Loss from Termination of Retirement Plan

Results for the second quarter and first six months of fiscal 2023 included a charge of $4.2 million related to a partial settlement of our pension obligation. The termination and final settlement of the remaining pension obligation was completed in the fourth quarter of fiscal 2023.

Interest Income, Net

Net interest income for the second quarter of fiscal 2024 was $0.6 million, as compared to $0.5 million for the second quarter of fiscal 2023. Net interest income for the first six months of fiscal 2024 was $1.1 million, as compared to $0.8 million for the first six months of fiscal 2023. Interest income was earned from investments in U.S. government-backed investments and money market accounts. Interest costs for all periods were immaterial because we had no outstanding debt and no borrowings under our credit facility.

Income Taxes

Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.

For the second quarter of fiscal 2024 and fiscal 2023, our effective tax rate was 35.2% and 26.4%, respectively, and for the first six months of fiscal 2024 and fiscal 2023, our effective tax rate was 32.3% and 26.5%, respectively. The increase in the effective tax rate was primarily due to permanent book to tax differences combined with a lower pretax income as compared to the second quarter and first six months of fiscal 2023.

Net Income

For the second quarter of fiscal 2024, we recorded net income of $2.4 million, or $0.04 per diluted share, as compared to net income of $11.6 million, or $0.18 per diluted share, for the second quarter of fiscal 2023. For the first six months of fiscal 2024, net income was $6.2 million, or $0.10 per diluted share, as compared to $18.6 million, or $0.28 per diluted share, for the first six months of fiscal 2023. The decrease in earnings was driven primarily by a decrease in sales and to a lesser extent an increase in marketing costs associated with our brand campaign.

Results for the second quarter and first six months of fiscal 2023 included a charge of $4.2 million related to the partial settlement of the pension plan.

Inventory

As of August 3, 2024, our inventory decreased by approximately $8.9 million to $78.6 million, as compared to $87.5 million at July 29, 2023. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending. At August 3, 2024, our clearance inventory was 10.4% of our total inventory, as compared to 9.3% at July 29, 2023. Our inventory position is very strong and our clearance levels, while slightly above our benchmark of 10%, are in line with expectations given our 10% decrease in total inventory. Our inventory turnover rate has improved by almost 30% from fiscal 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At August 3, 2024, we had no outstanding debt, including no borrowings under our credit facility during the first six months of fiscal 2024. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

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

For the first six months of fiscal 2024, cash flow from operations was $16.0 million as compared to $26.2 million for the first six months of fiscal 2023. Free cash flow, a non-GAAP measure, was $3.2 million for the first six months of fiscal 2024 as compared to $21.6 million for the first six months of fiscal 2023. The decrease in free cash flow was primarily due to a decrease in operating income, driven by our sales decrease, and increases in capital expenditures of $4.4 million for store development and $3.7 million for other capital projects.

Cash flow used for investing activities was $21.9 million for the first six months of fiscal 2024 as compared to $48.1 million for the first six months of fiscal 2023. This decrease of $26.2 million was primarily due to a decrease in net purchases of short-term investments, partially offset by an increase in capital expenditures.

Stock Repurchase Program

In March 2023, the Company’s Board of Directors approved a stock repurchase program, which was subsequently amended in November 2023. Under the stock repurchase program, as amended, the Company was authorized to repurchase up to $25.0 million of its common stock through open market and privately negotiated transactions.

The stock repurchase program was completed in the first quarter of fiscal 2024, with the repurchase of 52,802 shares at a total cost, including fees, of $211,182.

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

We had no outstanding borrowings under the Credit Facility at August 3, 2024 and no borrowings during the first six months of fiscal 2024. At August 3, 2024, outstanding standby letters of credit were $4.2 million and outstanding documentary letters of credit were $0.9 million. The average unused excess availability during the first six months of fiscal 2024 was approximately $73.4 million and the unused excess availability at August 3, 2024 was $69.9 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at August 3, 2024 and July 29, 2023, respectively:

	August 3, 2024		July 29, 2023
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	233	1,729	219	1,666
DXL Outlets	15	76	16	80
Casual Male XL Retail	17	55	27	88
Casual Male Outlets	19	57	19	57
Total Stores	284	1,917	281	1,891

During the first six months of fiscal 2024, we opened two new DXL stores, located in Coon Rapids, Minnesota and Thousand Oaks, California, completed a DXL remodel and closed one of our DXL stores. During the second half of fiscal 2024, we expect to open six additional DXL stores, convert five Casual Male stores to the DXL store format and remodel four more of our existing DXL stores. We expect our capital expenditures to range from $22.0 million to $25.0 million, net of tenant incentives, in fiscal 2024. Over the next five years, we believe we could potentially open approximately 50 net new DXL stores across the country, which could average 6,000 square feet or 300,000 sq. ft. in total, a 15% increase over our current square footage. In an effort to better manage our capital expenditures, we expect to open 10 stores in 2025 which is down from our previous estimate of 15 new stores in 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2023 Annual Report. See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Free cash flow, free cash flow before capital expenditures for store development, adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures. These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income, net income per diluted share or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements.

Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures. We define free cash flow before capital expenditures for store development as cash flow from operations activities less all capital expenditures except capital expenditures for store development. Capital expenditures for store development includes capital expenditures for new stores, conversions of Casual Male XL stores to DXL and remodels. Capital expenditures related to store relocations and maintenance are not included in store development. Free cash flow excludes the mandatory and discretionary repayment of debt. Free cash flow is a metric that management uses to monitor liquidity. Management believes this metric is important to investors because it demonstrates the Company's ability to strengthen liquidity while supporting its capital projects and new store development. We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the six months ended
(in millions)	August 3, 2024	July 29, 2023
Cash flow from operating activities (GAAP basis)	$16.0	$26.2
Capital expenditures, excluding store development	(7.6)	(3.9)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$8.4	$22.4
Capital expenditures for store development	(5.2)	(0.8)
Free Cash Flow (non-GAAP basis)	$3.2	$21.6

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and adding back impairment (gain) of assets, if any, and loss on termination of retirement plans. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Sales. We believe that providing adjusted EBITDA and adjusted EBITDA margin is useful to investors in evaluating our performance and are key metrics to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income and calculates adjusted EBITDA margin:

	For the three months ended		For the six months ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
(in millions)
Net income (GAAP basis)	$2.4	$11.6	$6.2	$18.6
Add back:
Loss on termination of retirement plans	—	4.2	—	4.2
Provision for income taxes	1.3	4.2	3.0	6.7
Interest income, net	(0.6)	(0.5)	(1.1)	(0.8)
Depreciation and amortization	3.4	3.5	6.7	6.9
Adjusted EBITDA (non-GAAP basis)	$6.5	$22.9	$14.7	$35.6

Sales	$124.8	$140.0	$240.3	$265.5
Adjusted EBITDA margin (non-GAAP), as a percentage of sales	5.2%	16.4%	6.1%	13.4%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 3, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 3, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended August 3, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

DESTINATION XL GROUP, INC.

Date: August 29, 2024	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)