Form 10-Q
period 2024-11-02
DESTINATION XL GROUP, INC.
filed 2024-11-22
CIK 813298

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

As of November 13, 2024, the registrant had 54,307,237 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 2, 2024	February 3, 2024
	(Fiscal 2024)	(Fiscal 2023)

ASSETS
Current assets:
Cash and cash equivalents	$7,108	$27,590
Short-term investments	35,851	32,459
Accounts receivable	840	3,920
Inventories	89,139	80,968
Prepaid expenses and other current assets	7,319	8,308
Total current assets	140,257	153,245

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	51,988	43,238
Operating lease right-of-use assets	167,814	138,118
Deferred income taxes, net of valuation allowance	19,609	21,533
Intangible assets	1,150	1,150
Other assets	503	457
Total assets	$381,321	$357,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,013	$17,353
Accrued expenses and other current liabilities	26,201	35,302
Operating leases, current	35,353	37,221
Total current liabilities	89,567	89,876

Long-term liabilities:
Operating leases, non-current	145,771	117,316
Other long-term liabilities	527	1,596
Total long-term liabilities	146,298	118,912

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,362,021 and 79,033,378 shares issued at November 2, 2024 and February 3, 2024, respectively	794	790
Additional paid-in capital	327,836	325,202
Treasury stock at cost, 24,681,934 shares at November 2, 2024 and 21,041,661 shares at February 3, 2024	(140,643)	(130,137)
Accumulated deficit	(42,531)	(46,902)
Total stockholders' equity	145,456	148,953
Total liabilities and stockholders' equity	$381,321	$357,741

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(Fiscal 2024)	(Fiscal 2023)	(Fiscal 2024)	(Fiscal 2023)

Sales	$107,503	$119,188	$347,812	$384,673
Cost of goods sold including occupancy costs	59,064	62,577	183,520	196,767
Gross profit	48,439	56,611	164,292	187,906

Expenses:
Selling, general and administrative	47,409	47,962	148,594	143,689
Depreciation and amortization	3,569	3,393	10,232	10,338
Total expenses	50,978	51,355	158,826	154,027

Operating income (loss)	(2,539)	5,256	5,466	33,879

Loss on termination of retirement plans	—	(57)	—	(4,231)
Interest income, net	552	564	1,673	1,408

Income (loss) before provision (benefit) for income taxes	(1,987)	5,763	7,139	31,056
Provision (benefit) for income taxes	(182)	1,743	2,768	8,436

Net income (loss)	$(1,805)	$4,020	$4,371	$22,620

Net income per share - basic	$(0.03)	$0.07	$0.08	$0.37
Net income per share - diluted	$(0.03)	$0.06	$0.07	$0.35

Weighted-average number of common shares outstanding:
Basic	57,135	60,169	57,801	61,612
Diluted	57,135	63,464	60,642	64,995

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(Fiscal 2024)	(Fiscal 2023)	(Fiscal 2024)	(Fiscal 2023)
Net income (loss)	$(1,805)	$4,020	$4,371	$22,620

Other comprehensive income before taxes:
Retirement plans	—	66	—	197
Recognized loss on termination of retirement plans	—	31	—	4,205
Other comprehensive income before taxes	—	97	—	4,402
Tax effect related to items of other comprehensive income	—	(17)	—	(1,145)
Other comprehensive income, net of tax	—	80	—	3,257
Comprehensive income (loss)	$(1,805)	$4,100	$4,371	$25,877

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Total
Balance at February 3, 2024	79,033	$790	$325,202	(21,041)	$(130,137)	$(46,902)	$148,953
Board of directors' compensation	18	1	111	—	—	—	112
Stock compensation expense	—	—	875	—	—	—	875
Issuance of common stock, upon RSUs release	129	1	(1)	—	—	—	—
Shares withheld for taxes related to net share settlement	(14)	—	(48)	—	—	—	(48)
Exercise of stock options	132	1	75	—	—	—	76
Repurchase of common stock	—	—	—	(53)	(211)	—	(211)
Net income	—	—	—	—	—	3,793	3,793
Balance at May 4, 2024	79,298	$793	$326,214	(21,094)	$(130,348)	$(43,109)	$153,550

Board of directors' compensation	23	—	112	—	—	—	112
Stock compensation expense	—	—	905	—	—	—	905
Exercise of stock options	8	—	4	—	—	—	4
Net income	—	—	—	—	—	2,383	2,383
Balance at August 3, 2024	79,329	$793	$327,235	(21,094)	$(130,348)	$(40,726)	$156,954

Board of directors' compensation	23	—	111	—	—	—	111
Stock compensation expense	—	—	508	—	—	—	508
Issuance of common stock, upon RSUs release	16	1	(1)	—	—	—	—
Shares withheld for taxes related to net share settlement	(6)	—	(17)	—	—	—	(17)
Repurchase of common stock	—	—	—	(3,588)	(10,295)	—	(10,295)
Net loss						(1,805)	(1,805)
Balance at November 2, 2024	79,362	$794	$327,836	(24,682)	$(140,643)	$(42,531)	$145,456

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	November 2, 2024	October 28, 2023
	(Fiscal 2024)	(Fiscal 2023)
Cash flows from operating activities:
Net income	$4,371	$22,620
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issuance costs	57	57
Loss on retirement plan terminations	—	4,231
Gain from the sale of equipment	(11)	(136)
Depreciation and amortization	10,232	10,338
Deferred taxes, net of valuation allowance	1,924	9,232
Stock compensation expense	2,288	1,615
Board of directors' stock compensation	335	332

Changes in operating assets and liabilities:
Accounts receivable	2,825	(1,994)
Inventories	(8,171)	(6,854)
Prepaid expenses and other current assets	989	(118)
Other assets	(103)	55
Accounts payable	10,660	708
Operating leases, net	(3,109)	548
Accrued expenses and other liabilities	(9,832)	(7,533)
Net cash provided by operating activities	12,455	33,101

Cash flows from investing activities:
Additions to property and equipment, net	(19,405)	(10,404)
Proceeds from sale of equipment	11	136
Purchase of short-term investments	(39,012)	(69,880)
Maturity of short-term investments	35,875	21,007
Net cash used for investing activities	(22,531)	(59,141)

Cash flows from financing activities:
Repurchase of common stock, excluding excise taxes	(10,421)	(14,850)
Tax withholdings paid related to net share settlements	(65)	(758)
Proceeds from the exercise of stock options	80	297
Net cash used for financing activities	(10,406)	(15,311)
Net decrease in cash and cash equivalents	(20,482)	(41,351)
Cash and cash equivalents:
Beginning of period	27,590	52,074
End of period	$7,108	$10,723

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$1,015	$453
Cash paid during the period for interest	$288	$250
Non-cash activity during the period:
Capital expenditures incurred but not yet paid	$1,916	$1,588

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

Segment Information

The Company has two operating segments: its stores and its direct business. The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment, retail segment, consistent with its omni-channel business approach.

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

For the first three and nine months of fiscal 2023, other comprehensive income and reclassifications from AOCI was as follows:

in thousands	For the three months ended October 28, 2023	For the nine months ended October 28, 2023
Balance at beginning of fiscal year	$(1,751)	$(4,928)

Other comprehensive income before reclassifications, net of taxes	14	43

Recognition of loss on retirement plan termination, net of taxes (1)	31	3,111

Amounts reclassified from accumulated other comprehensive income, net of taxes (2)	35	103

Other comprehensive income for the period	80	3,257

Balance at end of quarter	$(1,671)	$(1,671)

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

There were no grants of stock options in the first nine months of fiscal 2024. For the first nine months of fiscal 2023, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below as it relates to stock options granted.

October 28, 2023
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

There were no impairments or non-cash gains recognized in the first nine months of fiscal 2024 and fiscal 2023.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired, and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. Advertising expense, which is included in selling, general and administrative expenses, was $6.1 million and $7.5 million for third quarter of fiscal 2024 and fiscal 2023, respectively, and was $24.4 million and $21.5 million for the first nine months of fiscal 2024 and fiscal 2023, respectively.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs. Lease incentives are included in the value of the ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At November 2, 2024, the Company had no short-term leases.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2024 and interim periods starting in fiscal 2025, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our financial statements and anticipate expanding our segment reporting disclosures in accordance with this new standard.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization, included in each relevant expense caption. This ASU will be effective for our annual financial statements starting in fiscal 2027 and interim periods starting in fiscal 2028. We are currently evaluating the impact of this accounting standard on our financial statements or related disclosures.

There were no other new accounting pronouncements, issued or effective during the first nine months of fiscal 2024, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.8 million and $3.2 million at November 2, 2024 and February 3, 2024, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to be redeemed or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration. The loyalty accrual, net of breakage, was $1.0 million and $1.7 million at November 2, 2024 and February 3, 2024, respectively.

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

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
Store sales	$76,175	70.9%	$82,997	69.6%	$244,868	70.4%	$267,739	69.6%
Direct sales	31,328	29.1%	36,191	30.4%	102,944	29.6%	116,934	30.4%
Total sales	$107,503		$119,188		$347,812		$384,673

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

At November 2, 2024, the Company had no borrowings outstanding under the Credit Facility and unused availability was $78.1 million. The Company had no borrowings during the first nine months of fiscal 2024, resulting in an average unused excess availability of approximately $72.9 million. Outstanding standby letters of credit were $4.2 million and outstanding documentary letters were $0.3 million at November 2, 2024. At November 2, 2024, the Company’s prime-based interest rate was 8.25%.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of November 2, 2024, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended November 2, 2024 and October 28, 2023:

	For the three months ended		For the nine months ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in thousands)
Operating lease cost	$12,360	$11,420	$36,059	$33,461
Variable lease costs(1)	3,297	3,190	9,841	9,648
Total lease costs	$15,657	$14,610	$45,900	$43,109

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to leases.

Supplemental cash flow and balance sheet information related to leases as of and for the first nine months ended November 2, 2024 and October 28, 2023 was as follows:

(dollars in thousands)	For the Nine Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	November 2, 2024	October 28, 2023
Operating cash flows for operating leases (1)	$39,080	$34,121
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$56,927	$39,119

	As of
	November 2, 2024	October 28, 2023
Weighted average remaining lease term	5.3 yrs.	4.8 yrs.
Weighted average discount rate	6.34%	6.48%

(1)
The cash paid for the first nine months of fiscal 2024 and fiscal 2023 included prepaid rent of $4.4 million and $0.6 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of November 2, 2024:

(in thousands)
2024 (remaining)	$5,920
2025	52,644
2026	42,107
2027	35,351
2028	26,838
Thereafter	52,572
Total minimum lease payments	$215,432
Less: amount of lease payments representing interest	34,308
Present value of future minimum lease payments	$181,124
Less: current obligations under leases	35,353
Long-term lease obligations	$145,771

As of November 2, 2024, the Company had entered into 10 ten-year store leases that have not yet commenced with aggregated estimated future lease payments of approximately $12.3 million, which are not included in the above table. The leases are expected to commence through the end of the second quarter of fiscal 2025.

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

On March 29, 2024, the Compensation Committee approved a grant of awards, effective April 1, 2024, equal to $3.0 million for the achievement of the performance target for the 2021-2023 LTIP. In an effort to preserve share availability under the 2016 Plan, all awards, which were subject to further vesting through August 31, 2024, were granted in cash.

Active LTIPs

At November 2, 2024, the Company had three active LTIPs: the 2022-2024 LTIP, the 2023-2025 LTIP and the 2024-2026 LTIP. The time-based awards under each LTIP were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2022-2024 LTIP, the 2023-2025 LTIP and the 2024-2026 LTIP were established and approved by the Compensation Committee on April 9, 2022, May 1, 2023 and April 1, 2024, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to an additional service requirement through August 31, 2025, August 31, 2026 and August 31, 2027, respectively. The time-based awards under the 2022-2024 LTIP, the 2023-2025 LTIP, and the 2024-2026 LTIP vest in four equal installments through April 1, 2026, April 1, 2027 and April 1, 2028, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2022-2024 LTIP, 2023-2025 LTIP and 2024-2026 LTIP is estimated to be approximately $4.8 million, $5.1 million and $5.3 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 48 months, 47 months and 49 months, respectively.

At November 2, 2024, the Company had accrued $1.8 million under the 2022-2024 LTIP, $0.3 million under the 2023-2025 LTIP and $0.2 million under the 2024-2026 LTIP for the performance awards.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the Second Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At the Company's Annual Meeting of Stockholders held on August 8, 2024, the Company's stockholders approved an increase of 6,150,000 shares authorized for future grant under the 2016 Plan. At November 2, 2024, 21,270,538 shares were authorized under the 2016 Plan, of which 7,521,274 shares remained available for grant.

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

The following tables summarize the share activity and stock option activity for the first nine months of fiscal 2024:

	RSUs (1)	Deferred shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total number of shares	Weighted- average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	536,285	435,568	573,000	—	1,544,853	$3.53
Shares granted	388,650	30,657	—	34,250	453,557	$3.53
Shares vested and/or issued	(145,116)	—	—	(34,250)	(179,366)	$4.63
Shares expired	—	—	—	—	—	$—
Shares forfeited	—	—	—	—	—	$—
Outstanding non-vested shares at end of quarter	779,819	466,225	573,000	—	1,819,044	$3.43

(1)
During the first nine months of fiscal 2024, grants primarily related to the grant of time-based RSUs under its 2024-2026 LTIP. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 145,116 RSUs that vested, 125,125 shares of common stock were issued.
(2)
The 30,657 shares of deferred stock, with a fair value of $108,743 represent director compensation in lieu of cash, in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the director's separation from service.
(3)
On August 11, 2023, the Company granted 573,000 performance share units ("PSUs") in connection with the extension of Mr. Kanter's employment agreement. The award consists of nine tranches, with the first tranche vesting if and when the 30-day volume-weighted closing price of the Company's common stock is equal to or greater than $6.50 per share. Each subsequent tranche will vest upon achievement of the 30-day volume-weighted closing price of the Company's common stock in $0.25 increments with the ninth tranche vesting when such price is equal to or greater than $8.50 per share. The PSUs are subject to a one-year minimum vesting period, and any unvested PSUs will expire on August 11, 2026. The $2.4 million fair value was expensed over the respective derived service periods of each tranche which ranged from 12 to 13 months. The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on: a weighted historical volatility of 57.8%, a term of 3 years, stock price on the date of grant of $4.98 per share, a risk-free rate of 4.6% and a cost of equity of 11.0%.
(4)
Represented compensation, with a fair value of $121,487, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of shares	Weighted- average exercise price per option	Weighted- average remaining contractual term	Aggregate intrinsic value (000's)
Stock Options
Outstanding options at beginning of year	3,180,739	$0.75	—	$10,962
Options granted	—	—	—	—
Options exercised	(139,667)	$0.57	—	409
Options expired	(53,441)	$5.29	—	—
Options forfeited	(1,715)	$0.75	—	5
Outstanding options at end of quarter	2,985,916	$0.67	5.8 years	$6,118
Options exercisable at end of quarter	2,745,724	$0.66	5.8 years	$5,646

For the first nine months of fiscal 2024, the Company granted 388,650 restricted stock units, 30,657 shares of deferred stock and 34,250 fully-vested shares. For the first nine months of fiscal 2023, the Company granted stock options to purchase an aggregate of 1,317 shares of common stock, 547,294 restricted stock units and 19,772 fully-vested shares.

Non-Employee Director Compensation Plan

The Company granted 29,599 shares of common stock, with a fair value of approximately $104,990, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2024. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $2.3 million and $1.6 million for the first nine months of fiscal 2024 and fiscal 2023, respectively. The total compensation cost related to time-vested stock options and RSU awards not yet recognized as of November 2, 2024 was approximately $2.5 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 32 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	57,135	60,169	57,801	61,612
Common stock equivalents – stock options, restricted stock units and deferred stock (1)	—	3,295	2,841	3,383
Diluted weighted average common shares outstanding	57,135	63,464	60,642	64,995

(1) Common stock equivalents of 2.7 million for the third quarter of fiscal 2024 were excluded from the determination of diluted weighted average common shares outstanding due to the net loss reported for the third quarter of fiscal 2024.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options or restricted stock units had an anti-dilutive effect.

	For the three months ended		For the nine months ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in thousands, except exercise prices)
Stock options	36	104	36	99
Restricted stock units and deferred stock	770	41	347	17
Range of exercise prices of such options	$4.48-$6.59	$4.48 - $6.59	$4.48 - $6.59	$4.48 - $6.59

The above options, which were outstanding at November 2, 2024, expire from November 10, 2024 to March 20, 2033.

Excluded from the computation of basic and diluted earnings per share were 573,000 shares for the first three and nine months of fiscal 2024. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 466,225 shares and 435,568 shares of deferred stock at November 2, 2024 and October 28, 2023, respectively, were excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

The Company's tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

For the first nine months of fiscal 2024 and 2023, the Company’s effective tax rate was 38.8% and 27.2%, respectively. The increase in the effective tax rate was primarily due to permanent book-to-tax differences combined with a lower pretax income as compared to the first nine months of fiscal 2023.

9. Fair Value Measurement

At November 2, 2024 and February 3, 2024, the Company held U.S. treasury bills which were classified as held-to maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At November 2, 2024:
Short-term investments	35,851	35,910	—	—

At February 3, 2024:
Cash equivalents	6,047	6,052	—	—
Short-term investments	32,459	32,479	—	—

10. Stock Repurchase Program

During the first quarter of fiscal 2024, the Company repurchased 52,802 shares at a total cost, including fees, of $211,182, completing its stock repurchase program that was approved by the Company's Board of Directors ("Board") in March 2023.

On September 3, 2024, the Board approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $15.0 million of its common stock, including excise tax, through open market and privately negotiated transactions. The stock repurchase program will expire on February 1, 2025. During the third quarter of fiscal 2024, the Company repurchased 3.6 million shares at a total cost, including fees, of $10.2 million under this stock repurchase program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. The applicable excise tax is charged to additional paid-in capital in the Company's Consolidated Balance Sheet as part of the cost basis of the shares repurchased, with the corresponding liability for the excise tax payable recorded in accrued expenses and other current liabilities until paid. This liability is partially offset by a 1% credit permitted under the rules for the fair value of shares issued by the Company. At November 2, 2024, the Company had accrued $0.1 million for the payment of excise taxes.

11. Termination of Retirement Plans

In connection with the acquisition of Casual Male Corp. in May 2002, the Company assumed the assets and liabilities of the frozen Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan,” which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”) and the frozen Casual Male Supplemental Executive Retirement Plan ("SERP"). In the second quarter of fiscal 2023, the Company's Board of Directors approved the termination of these frozen plans.

In the second quarter of fiscal 2023, the Company completed a partial settlement of the Pension Plan through the purchase of nonparticipating annuities. In connection with the partial settlement, the Company recognized a charge of $4.2 million, representing a pro-rata portion of the unrealized loss in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet. The Company settled the remaining obligation and terminated the Pension Plan in the fourth quarter of fiscal 2023.

In the third quarter of fiscal 2023, the Company completed the termination of the SERP though the purchase of a nonparticipating annuity. In connection with the SERP termination, the Company made a cash contribution of $0.4 million and recognized a loss on the termination of the plan of $57,000 in the third quarter of fiscal 2023, which included the recognition of the unrealized loss of $31,000 in Accumulated Other Comprehensive Loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our long-range strategic plan and the expected impact of our strategic initiatives on future growth, including with respect to our marketing efforts and raising brand awareness, store development, website replatform and future alliances and collaborations; expected marketing costs, gross margin rates and expected capital expenditures in 2024; expected store openings and store conversions for the remainder of fiscal 2024 and fiscal 2025; expected long-term plans for new stores; the expected completion and impact of our rollout of our improved eCommerce platform; and our expectations regarding liquidity needs for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended February 3, 2024, included in our Annual Report on Form 10-K for the year ended February 3, 2024, as filed with the Securities and Exchange Commission on March 21, 2024 (our “Fiscal 2023 Annual Report”).

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big and tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At November 2, 2024, we operated 239 Destination XL stores, 15 DXL outlet stores, 12 Casual Male XL retail stores, 19 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on February 1, 2025 and February 3, 2024 as "fiscal 2024" and “fiscal 2023,” respectively. Fiscal 2024 is a 52-week period and fiscal 2023 was a 53-week period.

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

EXECUTIVE SUMMARY

	For the three months ended		For the nine months ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in millions, except percentage of sales and per share data)
Sales	$107.5	$119.2	$347.8	$384.7
Net income (loss)	$(1.8)	$4.0	$4.4	$22.6
Adjusted EBITDA (Non-GAAP basis)	$1.0	$8.6	$15.7	$44.2

Gross margin, as a percentage of sales	45.1%	47.5%	47.2%	48.8%
SG&A expenses, as a percentage of sales	44.1%	40.2%	42.7%	37.4%
Adjusted EBITDA margin (Non-GAAP basis)	1.0%	7.3%	4.5%	11.5%

Per diluted share:
Net income (loss)	$(0.03)	$0.06	$0.07	$0.35

Our third quarter performance continued to be challenged by consumer spending headwinds, which resulted in lower traffic to our stores and lower conversion online. These were the primary contributors to our comparable sales decrease for the third quarter of 11.3%. Comparable sales for our stores were down 9.9% and our direct business was down 14.7%. Our customers have been very price conscious and, when they shop, they are gravitating toward our more moderate and entry-level price points. Despite the disappointing sales performance, we have maintained our disciplined operating regimen, and we have avoided a material erosion in merchandise margin, while keeping our inventory healthy and maintaining a strong balance sheet. While we continued to diligently manage our operating expenses, given the pressure on sales, some of our cost structure was negatively deleveraged by the sales shortfall.

As of November 2, 2024, we had cash and investments of $43.0 million as compared to $60.4 million at October 28, 2023 with no debt outstanding and unused excess availability of $78.1 million. We continued to maintain our strong financial position, successfully managing our liquidity and our inventory levels, which were down 10.7% to October 28, 2023. In September 2024, our Board of Directors approved a $15.0 million stock repurchase program and during the third quarter of fiscal 2024, we utilized $10.2 million of our excess cash on hand to repurchase 3.6 million shares of our common stock.

Progress on Our Long-Range Plan and Future Growth Strategy

Through the first nine months of fiscal 2024, we continued to move forward with our long-term strategic growth initiatives, and we continue to believe that these initiatives will give us the opportunity to build greater brand awareness and a greater opportunity for long-term growth. However, given the continued pressure on sales, we have paused our brand campaign for the fourth quarter of fiscal 2024 and are reducing the planned number of new store openings in fiscal 2025. While we still remain committed to our long-range plan, we believe pulling back on parts of our initiatives is prudent to ensure that we remain fiscally responsible with our investment spending and focused on near-term profitability and positive free cash flow.

Marketing & Brand Building: We launched our new brand advertising campaign in the second quarter of fiscal 2024 to build awareness of our brand. The campaign ran in a three-matched-market test in Boston, Detroit, and St. Louis and the results were positive in all three markets, with increased traffic, sessions, and customer acquisition. However as we disclosed in the second quarter of fiscal 2024, given current market conditions, we have paused our brand campaign at this time and are instead investing our marketing dollars back into our traditional marketing channels that will be more productive, including a video campaign on various social media platforms.

Store Development: While we have stores in every major metropolitan market across the United States, there are geographic voids in certain markets where big + tall consumers are not being served by a DXL store. Our consumer research has indicated that 44% of big + tall men self-reported they do not shop with us because a store is not near them, while 35% self-reported that they do not shop with us because a store location is not convenient. During the first nine months of fiscal 2024, we opened four new stores, with four more expected by the end of the fiscal year. We are developing our fiscal 2025 store development schedule and are targeting 8 new store openings, down from our previous expectation of 10 new store openings.

New Website Platform: We are making significant progress in our transition to a new and improved eCommerce platform, with 100% of the site traffic now on our new platform. The platform addresses friction online and will drive a richer and simpler consumer experience, as well as drive measurably greater speed and agility. During the third quarter, we completed the second phase of this project, which included catalog pages, product detail pages, and a new site search experience. The last phase, which will improve the checkout process and other user experiences, is scheduled to be completed in early 2025. We expect this new platform, engineered by a leading eCommerce technology provider, will position us to respond faster and more effectively to make changes in the future.

Alliances & Collaborations: In the second quarter of fiscal 2024, we launched our DXL Big & Tall merchandise assortment on Nordstrom's digital marketplace platform and we currently have 37 brands and over 1,400 styles available on the platform, with plans for an additional 500 styles during the next month. We believe this collaboration will allow us to bring the DXL experience beyond our four walls and directly to the Nordstrom customer, thereby further extending our relationship with the female consumer.

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three and nine months ended November 2, 2024 and October 28, 2023:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
Store sales	$76,175	70.9%	$82,997	69.6%	$244,868	70.4%	$267,739	69.6%
Direct sales	31,328	29.1%	36,191	30.4%	102,944	29.6%	116,934	30.4%
Total sales	$107,503		$119,188		$347,812		$384,673

Total sales for the third quarter of fiscal 2024 were $107.5 million, as compared to $119.2 million in the third quarter of fiscal 2023. The decrease in total sales was primarily attributable to a decrease in comparable sales for the third quarter of 11.3%, partially offset by an increase in non-comparable sales.

The comparable sales decrease of 11.3% consisted of comparable sales from our stores down 9.9% and our direct business down 14.7%. This third quarter decline was consistent with the trend from the first half of fiscal 2024, with the decrease in comparable sales principally driven by a decrease in traffic in our stores and decreased conversion in our direct business. We continued to see a shift toward our private-label merchandise, as opposed to our national brands, as customers continued to be cost-conscious with their discretionary spending.

For the first nine months of fiscal 2024, total sales of $347.8 million decreased 9.6% as compared to $384.7 million for the first nine months of fiscal 2023. The decrease was primarily driven by a decrease in comparable sales of 11.2%, with stores down 10.5% and our direct business down 12.8%. This decrease in comparable sales was slightly offset by an increase in non-comparable sales of $4.8 million, primarily from new stores, and a $1.4 million shift in calendar weeks due to the 53rd week in fiscal 2023.

Gross Margin Rate

For the third quarter of fiscal 2024, our gross margin rate, inclusive of occupancy costs, was 45.1% as compared to a gross margin rate of 47.5% for the third quarter of fiscal 2023.

Our gross margin rate decreased by 240-basis points, which was driven by an increase of 220 basis points in occupancy costs, as a percentage of sales, primarily due to the deleveraging of sales and increased rents as a result of lease extensions. Merchandise margin for the third quarter decreased by 20 basis points, as compared to the third quarter of fiscal 2023, primarily due to an increase in markdown activity on seasonal merchandise as well as an increase in inbound freight. These increases were partially offset by favorable outbound shipping costs, a decrease in loyalty expense and a shift in product mix.

For the first nine months of fiscal 2024, our gross margin rate, inclusive of occupancy costs, was 47.2% as compared to a gross margin rate of 48.8% for the first nine months of fiscal 2023. The decrease of 160-basis points was due to an increase of 200-basis points in occupancy costs due to the deleveraging of sales and increased rents. This increased cost was partially offset by an increase in merchandise margin of 40-basis points, driven by favorable shipping costs and a reduction in loyalty expense.

For 2024, we expect gross margin rates to be approximately 130 to 180 basis points lower than fiscal 2023 primarily related to the deleveraging of occupancy on a lower sales base.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A (selling, general and administrative) expenses for the third quarter of fiscal 2024 were 44.1% as compared to 40.2% for the third quarter of fiscal 2023. For the first nine months of fiscal 2024, SG&A expenses, as a percentage of sales, were 42.7% as compared to 37.4% for the first nine months of fiscal 2023.

On a dollar basis, SG&A expenses decreased by $0.6 million for the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. The decrease was primarily due to a decrease in marketing of $1.4 million as compared to the prior year's third quarter, partially offset by increases in healthcare costs, technology costs and professional services. On a percentage of sales basis, SG&A expenses increased due to the decrease in sales for the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023.

For the first nine months of fiscal 2024, SG&A expenses increased $4.9 million as compared to the first nine months of fiscal 2023. The increase was principally due to an increase in marketing costs of $2.9 million, which included our brand campaign that launched in the second quarter. The remainder of the increase was primarily due to increased healthcare costs and technology costs as compared to the first nine months of fiscal 2023. These increased costs were partially offset by a decrease in incentive accruals.

Marketing costs were 5.7% of sales for the third quarter of fiscal 2024 as compared to 6.3% of sales for the third quarter of fiscal 2023. For the first nine months of fiscal 2024, marketing costs were 7.0% as compared to 5.6% for the first nine months of fiscal 2023. For fiscal 2024, marketing costs are expected to be approximately 6.8% of sales.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 24.2% of sales in the first nine months of fiscal 2024 as compared to 21.0% of sales in the first nine months of fiscal 2023. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 18.5% of sales in the first nine months of fiscal 2024 as compared to 16.4% of sales in the first nine months of fiscal 2023.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2024 increased slightly to $3.6 million as compared to $3.4 million for the third quarter of fiscal 2023. Our capital expenditures have increased in fiscal 2024 as we have started to open new store locations and are investing in certain other infrastructure and technology projects.

For the first nine months of fiscal 2024 depreciation and amortization was $10.2 million as compared to $10.3 million for the first nine months of fiscal 2023.

Loss from Termination of Retirement Plans

Results for the third quarter and first nine months of fiscal 2023 included a charge of $57,000 and $4.2 million, respectively, related to the termination of the frozen Supplemental Executive Retirement Plan ("SERP") in the third quarter of fiscal 2023 and a partial settlement of our pension obligation in the second quarter of fiscal 2023. The termination and final settlement of the remaining pension obligation was completed in the fourth quarter of fiscal 2023.

Interest Income, Net

Net interest income for the third quarter of fiscal 2024 was $0.6 million, which was flat as compared to the third quarter of fiscal 2023. Net interest income for the first nine months of fiscal 2024 was $1.7 million, as compared to $1.4 million for the first nine months of fiscal 2023. Interest income was earned from investments in U.S. government-backed investments and money market accounts. Interest costs for all periods were immaterial because we had no outstanding debt and no borrowings under our credit facility.

Income Taxes

Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.

For the third quarter of fiscal 2024 and fiscal 2023, our effective tax rate was 9.2% and 30.2%, respectively.

For the first nine months of fiscal 2024 and fiscal 2023, our effective tax rate was 38.8% and 27.2%, respectively. The increase in the effective tax rate was primarily due to permanent book-to-tax differences combined with a lower pretax income as compared to the first nine months of fiscal 2023.

Net Income (Loss)

For the third quarter of fiscal 2024, we recorded a net loss of $1.8 million, or $(0.03) per diluted share, as compared to net income of $4.0 million, or $0.06 per diluted share, for the third quarter of fiscal 2023.

For the first nine months of fiscal 2024, net income was $4.4 million, or $0.07 per diluted share, as compared to $22.6 million, or $0.35 per diluted share, for the first nine months of fiscal 2023. The decrease in earnings was driven primarily by a decrease in sales and to a lesser extent an increase in marketing costs associated with our brand campaign.

Results for the third quarter and first nine months of fiscal 2023 included charges of $0.1 million and $4.2 million related to the termination of the SERP and the partial settlement of the pension plan.

Inventory

As of November 2, 2024, our inventory decreased by approximately $10.7 million to $89.1 million, as compared to $99.9 million at October 28, 2023. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending. At November 2, 2024, our clearance inventory was 9.2% of our total inventory, as compared to 9.7% at October 28, 2023. Our inventory position is very strong and our clearance levels are in line with our benchmark of 10% even with the 10.7% decrease in total inventory. Our inventory turnover rate has improved by over 30% from fiscal 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At November 2, 2024, we had no outstanding debt, including no borrowings under our credit facility during the first nine months of fiscal 2024. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

We believe that our cash and cash equivalent balances, short-term investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, we remain cautious regarding the effect that the current macroeconomic conditions may have on consumer spending, including inflation, high interest costs, and other geopolitical conflicts around the world. We also believe that cash flows from operating activities and cash on hand will be sufficient to satisfy our current capital requirements and our stock repurchase program. In the longer term, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility.

For the first nine months of fiscal 2024, cash flow from operations was $12.5 million as compared to $33.1 million for the first nine months of fiscal 2023. Free cash flow, before capital expenditures for store development, a non-GAAP measure, was $2.5 million for the first nine months of fiscal 2024 as compared to $26.5 million for the first nine months of fiscal 2023. Free cash flow, a non-GAAP measure, was $(7.0) million for the first nine months of fiscal 2024 as compared to $22.7 million for the first nine months of fiscal 2023. The decrease in free cash flow was primarily due to a decrease in operating income, driven by our sales decrease, and increases in capital expenditures of $5.6 million for store development and $3.4 million for other capital projects.

	For the nine months ended
(in millions)	November 2, 2024	October 28, 2023
Cash flow from operating activities (GAAP basis)	$12.5	$33.1
Capital expenditures, excluding store development	(10.0)	(6.6)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$2.5	$26.5
Capital expenditures for store development	(9.4)	(3.8)
Free Cash Flow (non-GAAP basis)	$(7.0)	$22.7

Cash flow used for investing activities was $22.5 million for the first nine months of fiscal 2024 as compared to $59.1 million for the first nine months of fiscal 2023. This decrease of $36.6 million was primarily due to a decrease in net purchases of short-term investments, partially offset by an increase in capital expenditures.

Cash flow used for financing was $10.4 million for the first nine months of fiscal 2024 as compared to $15.3 million for the first nine months of fiscal 2023 and primarily reflected cash used to repurchase shares of the Company's common stock pursuant to the Stock Repurchase Programs.

Stock Repurchase Program

In the first quarter of fiscal 2024, the Company repurchased 52,802 shares at a total cost, including fees, of $211,182, completing the stock repurchase program that was approved by the Company's Board of Directors ("Board") in March 2023.

On September 3, 2024, the Board approved a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $15.0 million of its common stock, including excise tax, through open market and privately negotiated transactions. During the third quarter of fiscal 2024, the Company repurchased 3.6 million shares at a total cost, including fees, of $10.2 million under this stock repurchase program.

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

We had no outstanding borrowings under the Credit Facility at November 2, 2024 and no borrowings during the first nine months of fiscal 2024. At November 2, 2024, outstanding standby letters of credit were $4.2 million and outstanding documentary letters of credit were $0.3 million. The average unused excess availability during the first nine months of fiscal 2024 was approximately $72.9 million and the unused excess availability at November 2, 2024 was $78.1 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at November 2, 2024 and October 28, 2023, respectively:

	November 2, 2024		October 28, 2023
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	239	1,753	226	1,694
DXL Outlets	15	76	16	80
Casual Male XL Retail	12	37	21	68
Casual Male Outlets	19	57	19	57
Total Stores	285	1,923	282	1,899

During the first nine months of fiscal 2024, we opened four new DXL stores, relocated one DXL store, converted four Casual Male XL stores to the DXL format, completed four DXL remodels, and closed one Casual Male XL store and one DXL store. We expect to open four additional DXL stores, convert another Casual Male store to the DXL store format and complete one additional DXL remodel before the end of fiscal 2024. We expect our capital expenditures to range from $21.0 million to $24.0 million, net of tenant incentives, in fiscal 2024. Over the next five years, we believe we could potentially open approximately 50 net new DXL stores across the country, which could average 6,000 square feet or 300,000 sq. ft. in total, a 15% increase over our current square footage. We are currently planning to open 8 stores in fiscal 2025.

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

The following table reconciles free cash flow:

	For the nine months ended
(in millions)	November 2, 2024	October 28, 2023
Cash flow from operating activities (GAAP basis)	$12.5	$33.1
Capital expenditures, excluding store development	(10.0)	(6.6)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$2.5	$26.5
Capital expenditures for store development	(9.4)	(3.8)
Free Cash Flow (non-GAAP basis)	$(7.0)	$22.7

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

	For the three months ended		For the nine months ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in millions)
Net income (loss) (GAAP basis)	$(1.8)	$4.0	$4.4	$22.6
Add back:
Loss on termination of retirement plans	—	0.1	—	4.2
Provision (benefit) for income taxes	(0.2)	1.7	2.8	8.4
Interest income, net	(0.6)	(0.6)	(1.7)	(1.4)
Depreciation and amortization	3.6	3.4	10.2	10.3
Adjusted EBITDA (non-GAAP basis)	$1.0	$8.6	$15.7	$44.2

Sales	$107.5	$119.2	$347.8	$384.7
Adjusted EBITDA margin (non-GAAP), as a percentage of sales	1.0%	7.3%	4.5%	11.5%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 2, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 2, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 2, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 3, 2024, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program will expire on February 1, 2025, but may be suspended, terminated or modified at any time for any reason.

Stock repurchase activity during the three months ended November 2, 2024 was as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan (1)

August 4, 2024 to August 31, 2024	—	$—	—	$—
September 1, 2024 to October 5, 2024	1,859,260	$2.85	1,859,260	$9,702,183
October 6, 2024 to November 2, 2024	1,728,211	$2.84	1,728,211	$4,790,664
Total	3,587,471	$2.85	3,587,471	$4,790,664

(1) Average price paid per share and the approximate dollar value of shares that may yet be purchased under the plan excludes the accrual of excise tax of $0.1 million as of November 2, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended November 2, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits.

10.1	Second Amended and Restated 2016 Incentive Compensation Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 8, 2024, and incorporated herein as reference).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: November 22, 2024	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)