Form 10-K
period 2025-02-01
DESTINATION XL GROUP, INC.
filed 2025-03-20
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025 (Fiscal 2024)

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

As of August 2, 2024, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $128.0 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 53,524,864 shares of Common Stock, $0.01 par value, outstanding as of March 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 1, 2025

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our ability to grow market share, the impact of our strategic growth initiatives, including our ability to build brand awareness, develop new stores and create and expand alliances and collaborations, our ability to grow our top line and maintain profitability, our expected capital expenditures in 2025, our expected marketing spend in 2025, expected store openings in 2025 and beyond, and our ability to meet our liquidity needs. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to: our ability to successfully implement our business strategy and grow our market share, increasing our digital presence and expanding existing and entering into new alliances and collaborations, and managing our store portfolio; loss or disruption in our operations and supply chain, including labor costs and shortages; increases in certain raw material costs and freight costs; the impact of macroeconomic factors, such as inflation, ongoing global conflicts, consumer confidence, imposition of new tariffs and high interest rates; as well as those risks and uncertainties set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions, or circumstances in which the forward-looking statement is based.

Item 1. Business

Destination XL Group, Inc., together with its subsidiaries (the “Company”), is the leading specialty retailer of big + tall men’s apparel with retail locations throughout the United States. We operate under the trade names of Destination XL®, DXL®, DXL® Big + Tall, DXL Men’s Apparel, DXL outlets, Casual Male XL® and Casual Male XL outlets. At February 1, 2025, we operated 247 DXL retail stores, 15 DXL outlet stores, 7 Casual Male XL retail stores, 19 Casual Male XL outlet stores, and a digital business, including an e-commerce site at www.dxl.com, a mobile site m.destinationXL.com and mobile app. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023 as “fiscal 2024,” “fiscal 2023” and “fiscal 2022,” respectively.

OUR INDUSTRY

We define the big + tall men’s clothing market as starting at a waist size for pants of 38” and greater, as well as tops sized 1XL and greater. With our proprietary fit and extensive selection of exclusive brands, we believe that we can grow market share as an integrated commerce retailer able to target a broad market, attracting customers from various income, age and lifestyle segments, offering the underserved consumer the widest selection of sizes and styles.

OUR HISTORY

Our Company was incorporated in the State of Delaware in 1976 under the name "Kara Enterprises, Inc." and subsequently operated under the name "Designs, Inc." Until fiscal 1995, we operated exclusively in Levi Strauss & Co. branded apparel mall and outlet stores. In May 2002, we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest specialty retailer of men’s clothing in the big + tall market in the United States. As a result of the acquisition, on August 8, 2002, we changed our name to “Casual Male Retail Group, Inc.”

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

OUR BUSINESS

We operate as an integrated commerce retailer of big + tall men’s clothing and footwear. Through our multiple brands, which include both national brands and our own brands, we provide a premium, personalized shopping experience, whether in-store or digitally, with a broad range of merchandise at varying price points, catering from the value-oriented customer to the luxury customer. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

What is unique about our business is our proprietary fit, our ability to manage an array of sizes and optimize our in-stock position throughout each season. Our best-selling pant has 58 size combinations and a unique fit specification as compared to an average retailer who may have as few as 15 to 20 different size combinations. We maintain a consolidated inventory assortment across all channels that enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies help to optimize each location’s market potential without carrying excessive inventory levels.

Our DXL retail stores, e-commerce site, dxl.com, and mobile app cater to all income demographics and offer our customers merchandise to fit a variety of lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. In addition, we offer a selection of footwear in sizes 10W to 17W on our website at dxl.com. Our Casual Male XL retail stores primarily carry moderate-priced national brands and our own brands of casual sportswear and dresswear. We also operate Casual Male XL outlets and DXL outlets for our value-oriented customers. Through digital marketplaces, we are able to extend our reach by providing a select offering of our merchandise to new customers who may not be current DXL customers.

BUSINESS STRATEGY

Over the past several years, we have transformed our business, investing in our customer relationship capabilities, our data infrastructure and our data analytics capabilities. We have achieved a heightened level of operational excellence, recapitalized our balance sheet to provide a greater level of financial flexibility, made investments in our technical capabilities, and upgraded our leadership team.

Progress on Our Long-Range Plan and Future Growth Strategy

During fiscal 2024, we made meaningful progress with many aspects of our long-term strategic growth initiatives, and we continue to believe that these initiatives will give us the opportunity to build greater brand awareness and a greater opportunity for long-term growth over time. However, we believe the men's apparel market has faced significant macroeconomic and sector headwinds that have contributed to weak consumer demand for Big + Tall apparel. With the continued downward cyclical pressure on sales, we have paused certain objectives to focus on protecting our existing business and mitigating erosion in free cash flow. While we still remain committed to our long-range plan, we believe adjusting the timeline for aspects of our initiatives is prudent to ensure that we remain fiscally responsible with our investment spending and focused on near-term profitability and generating free cash flow. As we head into fiscal 2025, we will remain focused on executing this strategic plan, but in light of weak consumer demand, we are prioritizing operational efficiency as we aim to enhance profitability:

Marketing and Brand Building. We launched our new brand advertising campaign in the second quarter of fiscal 2024 to build awareness of our brand. The campaign ran in a three-matched-market test in Boston, Detroit, and St. Louis and the results were positive in all three markets, with increases in traffic, transactions, and new customer acquisition. However, given the soft sales trends in fiscal 2024 and our year-over-year decline in profitability, we did not believe it was prudent to continue to invest in our brand awareness initiative in the second half of fiscal 2024. While the initial test provided important insight and was directionally positive, the results were not accretive enough to pursue in the current environment. Instead, we invested in several direct, working marketing initiatives to appeal to our customer who may be feeling the financial stress and pulling back on discretionary spending. Our marketing spend plan for fiscal 2025, which we expect to be approximately 6% of sales, does not include any brand awareness advertising.

Store Development. While we have stores in every major metropolitan market across the United States, there are geographic voids in certain markets where big + tall consumers are not being served by a DXL store. Our consumer research has indicated that 44% of big + tall men self-reported that they do not shop with us because a store is not located near them, while 35% self-reported that they do not shop with us because a store location is not convenient. During fiscal 2024, we opened seven new stores, with eight additional stores scheduled to open in fiscal 2025. Store expansion will continue to be a key component of our long-term growth strategy, but until the men's retail apparel business improves and DXL consumer demand recovers, we plan to pause the opening of new stores in fiscal 2026. All new store and conversion investments are subject to rigorous ROIC hurdles that are informed by our prior experience.

New Website Platform. During fiscal 2024, we started the transition to a new and improved e-commerce platform, with 100% of the site traffic now diverted to our new platform. This project will be completed by April 2025. The platform addresses friction online and will drive a richer and simpler consumer experience, with measurably greater speed and agility. Our customers will also see significant improvement with product detail pages, the checkout process and search experience. This new platform will enable us to respond faster and more effectively to make changes in the future.

Alliances/Collaborations. We strongly believe that our "fit authority" is one of our greatest assets and that we can develop successful collaborations with other brands that are interested in finding a cost-effective way to expand their offering to include big + tall men's apparel. In the second quarter of fiscal 2024, we launched our DXL Big + Tall merchandise assortment on Nordstrom's digital marketplace platform. We believe this collaboration will allow us to bring the DXL experience beyond our four walls and directly to the Nordstrom customer, thereby further extending our relationship with the female consumer. During the first quarter of fiscal 2025, we will be launching TravisMathew, Fit by DXL online and in select stores. In addition to these collaborations, we are continually looking to expand upon our exclusivity with national brands. We believe our heritage of providing a world-class consumer shopping experience makes DXL ideal for collaborations and alliances.

New Initiatives for Fiscal 2025

Our plans for fiscal 2025 include several initiatives aimed to enhance our market position by specifically appealing to our value-driven customers who are more price sensitive and less inclined to shop during this downward economic cycle.

DXL Rewards Program. At the start of fiscal 2025, we introduced our new DXL Rewards program, with compelling benefits to deepen engagement across our customer base. The new program provides our customers with a simplified program that rewards our best customers with benefits and perks that matter to them. It further allows us greater flexibility in using the program as a fundamental driver of value, reducing pressure on broad-based promotion.

Improving our Value Proposition. In late fiscal 2024, we announced a price-match guarantee program, and in early fiscal 2025, we introduced our Fit Exchange by DXL program, which provides our customers the ability to come to our store and donate clothes that no longer fit in exchange for a promotional discount. We have also introduced a discount for active-duty military, veterans, first responders and teachers. One of our key priorities for fiscal 2025 will be to leverage strategic promotions to stay competitive and deliver a better value proposition. Lastly, we are also expanding our opening price point in our merchandise assortment by adding several new brands and expanding the assortment of some of our well-established brands.

FiTMAPSM. Over the past two years, we have been working with and testing a proprietary FiTMAP Sizing Technology for which we have an exclusive license for Big + Tall men until 2030. This innovative, contactless, digital scanning technology captures 242 unique measurements and offers custom clothing options for all our customers, and size recommendations across the variety of brands for a great fit. FiTMAP offers a unique experience for our customers, whether selecting from our Ready-to-Wear (RTW) clothing or opting for custom garments. This technology currently provides recommended sizes in all of our private label brands, as well as 15 of our exclusive national brands. We believe this technology will enhance customer engagement, attract new customers and establish DXL as a technology leader in men's big + tall apparel. FiTMAP is currently in 25 DXL retail locations with plans to add another 25 stores in early fiscal 2025. We are in the preliminary stage of deploying a mobile app for this technology which will enable our customers to scan themselves at home. We expect that this will drive sales in our direct business.

As we head into fiscal 2025, we will continue to look for new opportunities to support our customer during this downward economic cycle and endeavor to enhance and build brand affinity.

MERCHANDISE

We offer our customers an extensive assortment of apparel consisting of both our own brands and over 100 well-known national brands, within our “good,” “better” and “best” price points. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit their apparel needs. With over 5,000 styles available, we carry an extensive selection of tops in sizes up to 8XL and 8XLT, bottoms with waist sizes 38” to 66”, and footwear in sizes 10W to 17W.

Our proprietary fit sets us apart from our competitors. Our merchandise is not just an extension of regular sizes. The fit is constructed from unique specifications for every size and style, with specific design features for the big + tall customer.

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

Big + tall is all we do, and through our own brands and exclusivity with national brands, we estimate that more than 80% of our inventory assortment, in units, is not available elsewhere. Several of the national brands that we carry in sizes 2XL and above are sold exclusively by us in our stores and on our website and may otherwise only be available on the brand’s website, if at all. In addition to our exclusive brands, we also work with several other national brands to offer a unique, curated merchandise assortment in sizes 2XL and above that are sold exclusively in our stores and on our website and are not available on the brand’s own website. These offerings are a subset of the larger merchandise offering that we carry for these respective brands. The penetration of national brands in a specific DXL store can range from 39% to 80%, depending on several factors, but on average, approximately half of the assortment is branded apparel.

During the first quarter of fiscal 2025, we will be launching the brand TravisMathew, Fit by DXL online and in select stores. TravisMathew is a premium men’s lifestyle apparel brand that blends performance, casual, and golf-inspired styles. We continue to explore strategic collaborations with other brands that are widely recognized and that could complement our curated assortment.

Value-Priced Apparel - “Good” Merchandise

For our value-oriented customers, we carry Champion, Lee, Wrangler and Reebok. In addition, we carry the following value-priced private label lines:

Harbor Bay® was our first proprietary brand and it is a traditional line that continues to represent a significant portion of our business, specifically in terms of our core basic merchandise.

Oak Hill® is a premium line catering to those customers looking for slightly more style and quality than our Harbor Bay line, but still in a traditional lifestyle.

Synrgy™ targets the customer looking for a contemporary/modern look.

True Nation® is a denim-inspired line consisting of vintage-screen t-shirts and wovens and is geared towards our younger customers.

Society of One® is an activewear brand that offers versatile styling options and is grounded by performance technology.

Moderate-Priced Apparel - “Better” Merchandise

We offer our customers an extensive selection of quality sportswear and dress clothing at moderate prices carrying well-known brands, such as Levi's®, Columbia, Carhartt®, and Jockey®. Our exclusive brands in this price range include O’Neill®, Nautica®, Adidas Golf® and vineyard vines®. Within our product assortment for Callaway®, Majestic and Tommy Bahama®, we also offer exclusive styles specially curated for our customers.

Higher-End Fashion Apparel - “Best” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers, such as The North Face®, Polo Ralph Lauren®, Jack Victor®, Boss®, Faherty®, Original Penguin Golf®, Michael Kors®, and Tallia®. Our exclusive brands in this price range include Brooks Brothers®, JOE’S® Jeans, 7 for all Mankind®, Boss®, Faherty®, Original Penguin Golf® and Robert Barakett®. Within our product assortment for Psycho Bunny®, Lucky and Robert Graham®, we also offer exclusive styles specially curated for our customers. Polo Ralph Lauren builds one collection each quarter for our customers that is exclusive to DXL.

Footwear

Our DXL website offers an assortment of footwear, with a broad selection from casual to formal, in varying price points. We currently have a selection of more than 200 styles of footwear, ranging in sizes from 10W to 17W, including designer brands such as Cole Haan®, Timberland®, Sketchers®, New Balance®, Reebok® and Deerstags.

STORE CHANNEL

DXL Men’s Apparel Stores

As of February 1, 2025, we operated 247 DXL retail stores that cater to our diverse customer base, with merchandise representing all price points, from our higher-end brands to value-oriented brands, and all lifestyles, from business to denim. The size of our DXL stores averages 7,300 square feet. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our price points, to cater to each demographic market. Our DXL stores are located on real estate that is highly visible, often adjacent to high-performing regional malls or other high-traffic shopping areas.

During fiscal 2024, we opened seven new DXL stores, re-located two DXL stores, converted eight Casual Male XL stores to the DXL format and completed five DXL store remodels. These new DXL stores offer an updated look and feel both inside and outside, with the store layout focusing on improving our customer engagement and their overall shopping experience. We have plans to open eight new stores in fiscal 2025 after which we intend to pause our new store development program in fiscal 2026 as we prioritize our focus on profitability and free cash flow generation given the current headwinds we are facing. We believe that our store portfolio is a vital asset to our business strategy and we believe there is still opportunity to open additional DXL stores across the country once the current downward economic cycle recovers.

Casual Male XL Retail Stores

As of February 1, 2025, we operated 7 Casual Male XL full-price retail stores, which are located primarily in strip centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores consists of moderate-priced basic or fashion-neutral items, such as jeans, casual pants, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our own brand collections. The average Casual Male XL retail store is approximately 3,100 square feet.

DXL Outlet /Casual Male XL Outlet Stores

As of February 1, 2025, we operated 15 DXL outlet stores and 19 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big + tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered at discounted prices to cater to the value-oriented customer. In addition to our own brands and national brands at our “good” price tier, our outlets also carry clearance product obtained from DXL and Casual Male XL stores, offering the outlet customer the ability to purchase brand and fashion product for a reduced price.

The average DXL outlet is approximately 5,100 square feet and the average Casual Male XL outlet store is approximately 3,000 square feet.

DIRECT CHANNEL

Our direct business is a critical channel for growing sales and market share through new customer acquisition and digital engagement of the active file. Since fiscal 2019, comparable sales from our direct business in fiscal 2024 have grown 33%, with our total direct business representing 30.3% of our total retail sales in fiscal 2024, as compared to 23.1% of our total retail sales in fiscal 2019.

We define our direct business as sales that originate online, whether through our website, our app, online at the store level, our Guest Engagement Center, or a third-party marketplace. We want to serve our customers wherever and however they want to shop, whether in-person at a store, over the telephone, or online via a computer, smartphone or tablet.

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

DXL Website and App

Our DXL website and app have been instrumental in our growth as we continue to see our consumers shift to online shopping helping to drive higher new customer acquisition for the website business.

During fiscal 2024, we upgraded our website from our legacy infrastructure to a new, modern e-commerce platform, with various features and functionality, with final migration efforts scheduled to be completed by April 2025. This upgrade provided immediate performance improvements and we believe that the customer experience has improved by eliminating friction points, optimizing search capability, and enhancing speed and response times. The new platform is engineered by a leading e-commerce technology provider and will position us to respond faster and more effectively to make changes in the future.

Digital Sales at Store Level

In support of our integrated commerce approach, our store associates use our website to help fulfill our in-store customers’ clothing needs. If a wider selection of a lifestyle, color or size of an item is not available in our store, then our store associates can order the item for our customer online through our direct channel and have it shipped to the store or directly to the customer. Our customers also have the ability to shop online by store and pick-up the item in store on the same day.

Digital Marketplaces

We continue to extend our reach through digital, third-party marketplaces. A portion of our assortment remains available on Amazon.com and Walmart.com. Digital marketplaces provide us an opportunity to drive awareness, grow our customer base and introduce new customers to our brand.

In the second quarter of fiscal 2024, we launched our DXL Big + Tall merchandise assortment on Nordstrom's digital marketplace platform and are pleased with the initial success. We currently have 37 brands and over 2,200 styles available on the platform. To date, customers have primarily discovered our product offering through site search, but in fiscal 2025, we will be executing a marketing plan, in collaboration with Nordstrom, which will include email, seller pages, personalized DXL/Brand content, Men’s department landing page, programmatic marketing, and, while our product is offered only on the Marketplace, in-store training and education for sales staff and personal stylists. We believe this collaboration will allow us to bring the DXL experience beyond our four walls and directly to the Nordstrom customer, thereby further extending our relationship with the female consumer.

MERCHANDISE PLANNING AND ALLOCATION

Our merchandise planning and allocation function is critical to the effective management of our inventory, store assortments, product sizes and overall gross margin profitability. The merchandise planning and allocation team has an array of planning and replenishment tools available to assist in maintaining an appropriate level of inventory, in-stock positions at each store and the direct channel, and pre-season planning for product assortments for each store and the direct channel. Additionally, in-season reporting identifies opportunities and challenges in inventory performance. Over the past several years, we have made, and we will continue to make, investments in implementing best practice tools and processes for our merchandise planning and allocation.

Our evergreen merchandise made up approximately 43% of our merchandise assortment in fiscal 2024. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We develop customized assortment strategies by store that accentuate lifestyle preferences for each particular store.

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

STORE OPERATIONS

We believe that our store associates are critical to creating the highest quality experience for our guests. The culture in our stores is to be guest-centric—to engage and build a relationship with each of our customers. Our overall goal is to accomplish three key initiatives in our stores. The first is that we strive to build relationships with all of our guests. The second is that we believe our stores need to be clean, neat and organized in an effort to allow the “just-looking” customer to find what he needs with ease. The third is that our stores serve as mini-distribution centers. The majority of our stores are able to fulfill customer orders that were placed online in one of our digital channels. Our associates are well versed in not only the product selection carried in their specific store, but also the product selection carried online. With a point-of-sale system that can access items online for the guest who is physically in the store, our associates are able to fulfill all of their customers’ needs.

Our multi-unit field management team receives extensive training on recruiting associates who are the correct fit for our stores. All store associates participate in our DXL FIT Expert Training and Certification program as part of our commitment to deliver a great guest experience. All new DXL store management team hires are trained extensively through senior peer trainers throughout the country. We believe having a mix of internal promotions (store manager to Regional Sales Manager) as well as external hires with extensive multi-unit background gives us a Regional Sales management team that reflects our customer base. Regional Vice Presidents give us touchpoints in the field in addition to our Regional Sales Managers and store management team to ensure consistency in executing our standards and all programs and processes we deem important to our success.

Each new member of the store management team goes through extensive training with their Regional Sales Manager and a peer Store Manager. We believe our training system, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customers’ brand loyalty.

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

MARKETING AND ADVERTISING

We believe that our marketing initiatives are critical to driving our sales growth by increasing traffic to our stores, website and app. Our brand initiatives invite our customer to experience not only the depth of our assortment, but also the breadth of exclusivity across our brands by offering brands and styles that are not available elsewhere. We are providing him with the freedom to choose his own style and wear what he wants. Big + Tall is all we do, and we trade on the belief that we offer superior fit, assortment, and experience to him and through these initiatives we are eager to develop relationships with our customers that are built on respect, trust, and belonging.

Building brand awareness remains our greatest opportunity for the long term. However, until consumer spending in the men’s apparel sector begins to improve, our marketing efforts will remain more targeted and personalized, enabling us to engage differently with each of our customers based on their shopping behaviors across all our buying channels. Our ongoing work on enhancing our customer segmentation will ultimately drive our long-term marketing strategy, enabling us to create targeted and personalized content and messaging to our various customer segments. We maintain a stringent, analytical perspective to our marketing program, focusing on understanding incremental outcomes in addition to the “return on ad spend” throughout all our programs. This data-driven philosophy extends across all our marketing initiatives as we look at new ways to engage our customers.

Our marketing programs include email, direct mail, direct marketing, digital marketing, social media, and streaming media, among others. We ended our legacy loyalty program at the end of fiscal 2024 and, in February 2025, we launched our new DXL Rewards program on a new platform. The new DXL Rewards program introduces new loyalty elements, such as more compelling benefits, based on tier migration through spend rather than through points or other loyalty currencies. Because we are not highly promotional, our loyalty program provides a strong value to our customers.

For fiscal 2025, we expect our marketing costs to be approximately 6.0% of sales as compared to 6.8% for fiscal 2024 due primarily to the temporary pause on brand awareness spending.

GLOBAL SOURCING

Our global sourcing strategy is a balanced approach, which considers quality, cost and lead-time, depending on the requirements of the program. We believe our current sourcing structure meets our operating requirements and provides capacity for growth. The growth and effectiveness of our global direct sourcing program is a key component to the strength of merchandise margins.

We have built a strong internal team with extensive experience that is responsible for managing an international network of vendors and suppliers across the globe. We have established strong relationships with many of the leading factories and mills across the globe. Our sourcing network consists of over 30 factories in nine countries that are experts in big + tall sizing and production. In fiscal 2024, approximately 52% of all our product needs were sourced directly. We manufacture a significant percentage of our own brand merchandise in Bangladesh, India, and Southeast Asian countries, including Vietnam and Cambodia. We continue to reduce dependency on China, with less than 5% of our own brands sourced from China, inclusive of our raw materials and trims, and have moved certain programs into countries in the Western Hemisphere that have duty-free opportunities such as Nicaragua and Mexico.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors are made in U.S. dollars with payment on account.

See "Item 1A. Risk Factors, Operational Risks That May Affect Our Business" for a discussion of the risks associated with the imposition of pending tariffs.

See "Sustainability" below for a discussion of our environmental, ethical and social audits.

DISTRIBUTION

All of our retail distribution operations are centralized at our headquarters located in Canton, Massachusetts. We believe that having a centralized distribution facility maximizes the selling space and in-stock position of our stores and reduces the necessary levels of backroom stock. In addition, the distribution center provides order fulfillment services for our e-commerce business. In-bound calls for our e-commerce business are primarily fulfilled by our distribution center and, if an order cannot be fulfilled by our distribution center, the order is completed at the store level.

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

MANAGEMENT INFORMATION SYSTEMS

The infrastructure of our management information systems is a priority to us. We believe that the investments we have made in this regard have improved our overall efficiency and improved our access to information, enabling timely, data-driven decisions.

Our management information systems consist of a full range of retail merchandising and financial systems, which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. We believe that our current infrastructure provides us the ability and capacity to process transactions more efficiently and provides our management team with comprehensive tools to manage our business. Our direct and retail channels maintain a shared inventory system and we operate a single-system platform for our DXL and Casual Male XL stores to deliver improved efficiencies.

In an effort to improve our inventory management, we have created a standardized set of "best practices" for both our merchandise planning and allocation groups. Using a retail business intelligence solution, we are able to integrate data from several sources and provide enterprise-wide analytics reporting. We have developed a custom Assortment Suite application to leverage business intelligence and predictive analytics to provide high-impact insights into core merchandising tasks.

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores and discount and off-price retailers that sell big + tall men’s clothing. While we have successfully competed on the basis of merchandise assortment, comfort and fit, customer service and desirable store locations, there can be no assurance that other retailers, including e-commerce retailers, will not adopt purchasing and marketing concepts similar to ours. Discount retailers with significant buying power, such as Walmart, Kohl's and J.C. Penney, represent a source of competition for us. The direct business has many competitors, including the King Size catalog and website as well as online marketplaces, such as Amazon.

The United States big + tall men’s clothing market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products intended for big + tall men. Besides retail competitors, we consider any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. We believe that we are the only national operator of men’s apparel stores focused exclusively on the men’s big + tall market.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations in our operating income, net income, and free cash flow. Traditionally, a significant portion of our operating income, net income, and free cash flow is generated in the second and fourth quarters. Our inventory is typically at peak levels by the end of the first and third quarters, which represents a significant use of cash, which is then relieved in the second and fourth quarter as we sell-down our inventory through the spring and holiday shopping seasons.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Destination XL®”, “DXL®”, “DXL Men's Apparel®”, “Big on Being Better®”, “Casual Male®”, “Casual Male XL®”, “Harbor Bay®”, “Oak Hill®”, “Continuous Comfort®”, “Synrgy™”, “Society of One®”, “True Nation®” and “Wear What You Want℠”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no-iron hang tag.

SUSTAINABILITY AND GOVERNANCE

We recognize the importance of addressing and prioritizing environmental, social and governance ("ESG") issues throughout our business, including recognizing and addressing specific climate-related risks. During fiscal 2021, we formed the Sustainability and Governance Committee, consisting of a cross-disciplinary team from corporate management and engaged with a third-party firm to assist us in the development of the Company's initial ESG strategy and initiatives. The Sustainability and Governance Committee reports to the senior management team of the Company and to the Nominating and Corporate Governance Committee of our Board of Directors (the "Board"), which is responsible for the oversight of our initiatives. We are working to develop short-term and long-term ESG goals, as well as an action plan.

Since 2019, we have been a member of a leading ethical trade service provider to increase our social, environmental and ethical sustainability, and we participate in their Ethical Trade Audit platform. Since fiscal 2020, we have retained LRQA (formerly Elevate) which is a global leader in supply chain assessment, and we have instituted 4-Pillar audits of our supply chain factories. Our intent is to increase our social, environmental and ethical sustainability by utilizing LRQA’s audit tool, "ERSA", which stands for "Elevate Responsible Sourcing Assessment." ERSA 3.0 covers social compliance, human rights, environmental business ethics, and worker’s sentiment surveys. All audits can be found on LRQA's EIQ tool which is a web-based analytical system on which we participate in their Ethical Trade Audit platform. In fiscal 2023, we added environment assessment audits to LRQA’s services. Through collaboration with LRQA and Bureau Veritas, we are pursuing what we call a "5-Pillar Audit", which includes traceability of both raw materials and the equipment used to produce finished goods.

HUMAN CAPITAL MANAGEMENT

As of February 1, 2025, we employed 1,447 people. We hire additional temporary associates during the peak holiday season. None of our associates are represented by a collective bargaining agreement. Our associates are our greatest asset, and we are committed to providing them with a safe and healthy work environment. Each associate is required to sign a set of policies that includes, among others, the code of ethics, anti-harassment policy, and procedures for raising a complaint. Our policies also include protection of human rights and prohibit the use of child labor or forced, bonded, or indentured labor.

People-First, Purpose-Driven

We are a People-First organization that believes in inclusion, belonging, connection, understanding, a strong culture, and quality leadership, all while defending the rights of our associates.

Since 2017, we have had an initiative called "Normalizing the Brand." Under that umbrella, our "Including You!" committee delivers programs to raise awareness of unconscious bias and highlights the benefits of inclusion, diversity, and belonging in the workplace. We have policies, required training, and other educational resources in place related to anti-discrimination, anti-harassment, and belonging. Our associates also have access to an anonymous hotline for reporting concerns. In 2021, we joined the SHRM CEO Action for Inclusion & Diversity, which is a coalition of over 2,500 CEOs pledging to promote inclusion and diversity in the workplace. By joining the SHRM CEO Action for Inclusion & Diversity, we pledged to cultivate an environment of belonging and genuine connection for every member of our team, guests, and communities in which diverse perspectives and experiences are welcomed and respected.

Workplace, Culture, and Career Development

We are committed to providing our associates with an environment where they have the opportunity to offer input on issues affecting the Company’s workforce and the employer-associate relationship. Periodically throughout the year, we encourage feedback and ideas from our associates through our annual engagement surveys, organizational performance profile survey, and the always-available “What’s on Your Mind” feedback link in stores. The information gathered through these channels helps us make a positive impact on the associate work experience and overall organizational culture.

All associates are invited to participate in multiple employee resource groups, which exist to foster a positive culture and a sense of belonging through internal networking, mentoring, and development opportunities.

Perhaps most importantly, we promote professional development, career growth, and mentorship programs. Since 2014, we have offered our associates the opportunity to participate in our DXLG Mentor Program, which pairs mentees with mentors for one-year periods. The DXL Leadership Group was formed in fiscal 2016 with a mission of "Associates supporting, educating, and empowering each other @ DXLG." It started as a pilot program and quickly expanded to include over 40 leaders, including both people and process managers, located in the corporate office and the field.

In addition to our learning management system, which provides a wide array of online learning opportunities, we also engage with Leadercast, which provides a platform that offers additional online leadership training as well as content for in-person shared events. In fiscal 2024, we continued to focus on development by launching a New Manager Cohort, designed for associates new to supervising others. This program provides associates with an opportunity to learn together and from each other on a variety of leadership topics.

Our Associate Engagement & Development Committee organizes a series of "Lunch, Learn, Lead" and "Coffee Talk" sessions throughout the year to provide our associates with opportunities to learn as a group and gain insight on a variety of topics, such as leadership, DXL’s social responsibility initiatives, financial well-being, TED Talks, department-specific learning, Normalizing the Brand, technology, and more.

To give associates the opportunity to continue their formal education, we have partnered with Marist College to provide a 25% discount on online tuition costs for our DXL associates and their immediate adult family members.

Associate Safety

Associate safety and well-being are a critical component of our culture. We have a comprehensive employee safety program along with policies and procedures that support this initiative. Our safety manual provides direction and best practices for ensuring associate safety. We take pride in the preventative measures we take, including evacuation/shelter-in-place drills as well as our partnership with certified safety experts who help us proactively address potential risks and assist us in the creation of training modules to roll out to our associates. Policies are routinely communicated and training is provided to associates, as appropriate.

Compensation and Benefits

Our compensation programs are designed to pay our associates competitively in the market based on their skills, qualifications, role, and abilities. Our benefits are designed to help employees and their families stay healthy while balancing their work and personal lives. These benefits include health and wellness programs, paid time off, employee assistance, competitive pay, career growth opportunities, paid volunteer time, product discounts, and a culture of recognition. We are continually looking for programs and opportunities to offer our associates to ensure their physical and mental wellness. We also highlight mental health awareness as part of our "Lunch, Learn, Lead" series and provide relevant content within our learning management system. Additionally, we offer an Employee Assistance Program, which provides 24/7 assistance to associates and their family members for a variety of issues such as stress, family, grief, parenting, and finances.

AVAILABLE INFORMATION

Our corporate website is www.dxl.com. Our investor relations site is http://investor.dxl.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we have electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission (the "SEC"). The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

The following risk factors are the important factors that we are aware could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment and new risk factors emerge from time-to-time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that our projected results or events will be achieved or will occur.

Strategic Risks That May Affect Our Business

We may not be successful in executing our long-term strategy and growing our market share.

For us to be successful in the future and maintain growth, we must be able to grow our share of the big + tall men’s apparel market. Our growth is dependent on our ability to continue to build upon our DXL brand, maintain our existing customers and attract new customers. We have developed and are implementing long-term strategic initiatives to grow our business, but the timeline of these initiatives is dependent, to a degree, on overall market conditions.

Our failure to execute our long-term strategy successfully could prevent or delay us from growing our market share, which could have a material adverse effect on our results of operations, cash flows and financial position, including if we are unable to:

•
grow our store portfolio;
•
build brand awareness to drive increased store and online traffic;
•
build successful collaborations and alliances, similar to our alliances with UNTUCKit and Nordstrom;
•
grow our DXL digital business;
•
maintain a state-of-the-art website;
•
predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;
•
grow our existing customer base;
•
hire qualified store management and store associates;
•
grow and then sustain the number of transactions, units-per-transaction and share of wallet; and
•
operate at appropriate operating margins.

Our marketing programs and efforts to drive traffic and convert that traffic into an increased loyal customer base are critical to achieving market share growth within the big + tall men’s apparel market and may not be successful.

Our ability to increase our share of the big + tall men’s apparel market is largely dependent on effectively marketing our brand and merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallets on our product offerings. In order to grow our market share, we depend on the success of our marketing and advertising in a variety of ways, including streaming media advertising, advertising events, our loyalty program, direct mail, and digital marketing, including social media and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future marketing efforts by us, our vendors or our other licensors, may be more costly than prior years and, if not successful, may negatively affect our ability to meet our sales goals and gain market share.

If our marketing campaigns and strategies are unable to drive traffic to our stores and website, the marketing costs incurred will have a negative impact on the Company's profitability.

Our direct business is a component of our growth strategy and the failure to develop our digital infrastructure could disrupt our business and negatively impact our sales.

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

Our success in growing our direct business will depend in part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing sophistication requires that we provide additional website features, functionality and messaging in order to be competitive in the marketplace and maintain market share. By the end of fiscal 2024, we were in the final stages of launching our new updated e-commerce platform. There can be no assurance that this change will drive additional traffic and conversion or that our customers will respond positively to the changes.

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

If the investment in our integrated commerce initiatives is not successful, if our systems are unable to support such initiatives, or if our competitors are more successful, our financial results and our market penetration may be adversely affected.

Our business may be adversely affected if we are unable to manage and grow our store portfolio successfully.

We lease all of our store locations. Renewing and renegotiating these leases at acceptable lease terms is critical to the profitability of our stores. We worked closely with our landlords to renegotiate and restructure a majority of our lease portfolio from the onset of the COVID-19 pandemic; however, many of these renegotiated lease terms have renewed or are due to renew at higher rates than we had during the COVID-19 pandemic. If we are unable to renegotiate terms to optimize a store's profitability, we may choose not to renew certain locations when the opportunity arises.

One of our long-term strategic initiatives is to grow our store portfolio over the next several years and we have identified multiple white space opportunities in new or underpenetrated markets. We are also actively reviewing opportunities to relocate or convert the majority of our remaining Casual Male XL stores to DXL. If we are unable to find locations or obtain favorable lease terms, we may not be able to grow or maintain our current store base and the lack of store growth could negatively affect our ability to grow revenue and market share. Depending on market conditions and our Company's performance, the pace at which we open store locations may have to be slowed or paused.

Operational Risks That May Affect Our Business

Our business may be adversely affected due to disruptions in the global supply chain.

Disruptions in the global supply chain in foreign ports, the impact of climate change and shortages of vessels and shipping containers may impact our ability to import inventory in a timely manner. Instability in the Middle East has made accessing the Suez Canal a risk, thereby prompting vessels to avoid this route, which adds time and cost. In addition, statements from the current administration regarding potential tariffs, sanctions, import/export restrictions and future actions may have a negative impact on the supply chain and may limit the availability of certain raw materials and result in an increase of associated cost. In the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to loss of sales and an adverse impact on our results of operations. Furthermore, we may continue to incur incremental freight costs, which could negatively harm our gross margin rates.

The recent discussion of tariffs on various products by the United States and other countries may create greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries. Furthermore, it is possible that other forms of trade restriction, including tariffs, quotas and customs restrictions, will be put into place in the United

States or in countries from which we source our products. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Any of these actions, if ultimately enacted, could adversely affect our results of operations or profitability. Further, any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations.

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

Although we maintain business interruption and property insurance, we cannot be sure that our insurance will be sufficient or that insurance proceeds will be timely paid to us in the event that our distribution center is shut down for any reason or we incur higher costs and longer lead times in connection with a disruption relating to our distribution center.

We are dependent on third parties to manufacture the merchandise that we sell.

We do not own or operate any manufacturing facilities and are therefore entirely dependent on third parties to manufacture the merchandise we sell. Without adequate supplies of merchandise to sell to our customers in the merchandise styles and fashions demanded by our particular customer base, sales would decrease materially and our business would suffer. We are dependent on these third parties’ ability to fulfill our merchandise orders and meet our delivery terms. In the event that manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers might not allocate sufficient capacity to us in order to meet our requirements. Our inability to secure adequate and timely supplies of private-label merchandise would negatively impact proper inventory levels, sales and gross margin rates, and ultimately, our results of operations.

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

The United States Treasury Department has placed sanctions on China’s Xinjiang Production and Construction Corporation ("XPCC") for serious human rights abuses against ethnic minorities in China’s Xinjiang Uyghur Autonomous Region. In addition, in January 2021, the U.S. Customs and Border Protection issued a Withhold Release Order on products made in Xinjiang. In response to the problems in Xinjiang, we developed a Compliance Certificate of Traceability for our cotton vendors. Although we prohibit our vendors from doing business with XPCC, we could be subject to penalties, fines or sanctions and our brand could be harmed if any of the vendors from which we purchase product is found to have done business, directly or indirectly, with XPCC.

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

The United States big + tall men’s apparel market is highly competitive with many national and regional department stores, mass merchandisers, specialty apparel retailers, discount stores and online retailers offering a broad range of apparel products similar to the products that we sell. Besides retail competitors, we consider any manufacturer of big + tall men’s merchandise operating in outlet malls throughout the United States to be a competitor. It is also possible that another competitor, either a mass merchant or a men’s specialty store or specialty apparel catalog, could gain market share in big + tall men’s apparel due to more favorable pricing, locations, brand and fashion assortment and size availability. Many of our competitors and potential competitors may have substantially greater financial, manufacturing and marketing resources than we do.

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

We may be harmed by security risks that we face in connection with our electronic processing and transmission of confidential customer information. The majority of our retail sales are settled through credit and debit card transactions. While our Board has a Cybersecurity and Data Privacy Committee (the “Cyber Committee”) to oversee the monitoring and management of cyber risk and data privacy for our Company, and we have not had any security breaches to date, any breach could expose us to risks of loss, litigation, and liability and could adversely affect our operations. Any breach could also cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. We attempt to limit exposures to security breaches and sensitive customer data through the use of “tokenization” in connection with both in-store and online credit card transactions, which eliminates the storage of credit card numbers. Like many retailers, we have seen an increase in cyber-attack attempts, predominantly through phishing and social engineering scams, and in particular, ransomware. While none of these attempts has been successful, there can be no assurance that our continued security measures will be effective or sufficient in the future. If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers, or if third parties gain unauthorized and improper access to such information, we could be subject to liability. Such liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

Further, if a third party were to use this proprietary customer information in order to compete with us, it could have a material adverse impact on our business and could result in litigation.

Our ability to operate and expand our business and to respond to changing business and economic conditions depends on the availability of adequate capital.

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions all depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital.

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

We cannot make assurances that our cash flow from operations or cash available under our credit facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we incur additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict our operations, and we cannot ensure that we would be able to obtain refinancing or that such additional financing would be on favorable terms.

We may be unable to predict fashion trends and customer preferences successfully.

Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in large part upon our ability to predict effectively and respond to changing fashion tastes and consumer demands and to translate market trends to appropriate saleable product offerings. If we are unable to predict or respond to changing styles or trends successfully and misjudge the market for products or any new product lines, our sales will be impacted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which would decrease our revenues and margins. In addition, the failure to satisfy consumer demand, specifically in our DXL stores and from our website, could have serious long-term consequences on our business, such as an adverse impact on our brand value and the loss of market share to our competitors.

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

Due to the inflationary pressures, we are seeing cost increases in labor, occupancy and raw materials. We have secured raw materials in key item programs to reduce the impact on our gross margin. Fluctuations in the price, the imposition of tariffs, the availability and quality of fabrics or other raw materials used in the manufacturing of our merchandise could have a material adverse effect on our gross margin or on our ability to meet our customers’ demands. Several factors may affect our costs for raw materials including, among other things, demand, currency fluctuations, political instability, inflationary pressures, tariffs, fuel prices and weather, including the impact of global climate change. To the extent that we cannot offset cost increases with other cost reductions or efficiencies, such increased costs will need to be passed on to our customers. Such increased costs could lead to reduced customer demand, which could have a material adverse effect on our results of operations and cash flow.

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Specifically, if an individual store location is unable to generate sufficient future cash flows, we may be required to record a partial or full impairment of that store’s right-of-use assets and its property and equipment. In addition, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) may also result in impairment charges. If any such impairment charges are significant, it could adversely affect our financial position and results of operations.

Risks Related to Environmental, Social and Governance Issues

The effects of climate change may adversely impact our business.

The concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases ("GHG") in the atmosphere is very real and the belief that this will cause significant changes in weather patterns is widely held. This appears to be resulting in an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, as well as water scarcity and poor water quality. These events could adversely impact the availability and price of cotton and other raw materials, disrupting the supply chain and our ability to secure merchandise. Further, extreme weather conditions caused by climate change could negatively impact our financial results if our retail locations are unable to open, customers are unable to travel or our distribution center is unable to fulfill orders or delivery inventory. These events could also create adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. We are working to develop policies, standards and goals to help mitigate these risks, including working closely with our vendors and business partners to help identify such risks, develop standards and improve processes.

We may be unable to achieve our environmental, social and governance objectives.

We are committed to corporate social responsibility and sustainability, and we recognize the importance of environmental, social and governance ("ESG") issues. Our Sustainability and Governance Committee, comprising a cross-discipline of corporate management, has engaged a third-party firm to assist us in the development of the Company's policies and initiatives. The ability to achieve our objectives is subject to risks and uncertainties, and we may fail to achieve our objectives. We may also incur additional costs and require additional resources to implement such policies and initiatives.

Our business is subject to evolving regulations and expectations with respect to environmental, social and governance matters that may expose us to increased risks.

An increased focus by local, state, regional, national, and international regulatory bodies on GHG emissions and climate change issues increases the risk to our business if we are unable to comply with the multiple and evolving policy changes. For example, in March 2024, the SEC adopted rules to enhance and standardize climate-related disclosures by public companies so that there is more consistent, comparable, and reliable information about the financial effects of climate-related risks on a public company’s operations and how it manages those risks. In addition, in October 2023, California enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that require large public and private companies that do business within the state to disclose their Scopes 1, 2, and 3 GHG emissions, with third-party assurance of GHG emissions information for certain entities, and issue public reports on their climate-related financial risk and related mitigation measures.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the ESG or sustainability practices of companies, including those associated with climate change. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted. Any disclosures that we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our environmental, social and governance practices or the speed of their adoption.

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

In addition, our operations may be negatively affected by local, regional or national political and economic conditions, such as levels of disposable consumer income, inflation, consumer debt, interest rates, consumer confidence and other macro issues. The volatile political environment increases the chance of other legislative and regulatory changes at both the federal and state level that could affect us in ways we cannot predict. In addition, global economies, conflicts, trade negotiations and policies may directly or indirectly affect our business.

The global impact of a health pandemic, similar to the COVID-19 pandemic, may have an adverse effect on our business, financial results, liquidity, supply chain and workforce.

The COVID-19 pandemic and its variants caused global uncertainty and disruption and had a material impact on our business, predominately in fiscal 2020 and early fiscal 2021, but had a lingering negative effect on the global economy that directly impacted our business, specifically as it related to the economy, rising interest rates, labor shortages, increased material costs, global supply chain issues, inflationary pressures, and changes in consumer spending behaviors beyond the initial COVID-19 pandemic. With concerns about RSV, influenza, the measles, and avian flu in the news, another health pandemic could materially affect our financial results, access to sources of liquidity and inventory.

Our success depends significantly on our key personnel and our ability to attract and retain additional personnel.

Our success is dependent on the personal efforts, performance and abilities of our key management, which includes our executive officers as well as members of our senior management. The loss of any of our senior management may result in a loss of organizational focus, poor operating execution, an inability to identify and execute strategic initiatives, an impairment in our ability to identify new store locations, and an inability to consummate possible acquisitions. The competition is intense for the type of highly skilled individuals with relevant industry experience that we require, and we may not be able to continue to attract and retain new employees of the caliber needed to achieve our objectives.

Labor shortages or increases in labor costs due to new regulations could harm our business.

Any labor shortage, particularly those of which occur in our distribution facility and our stores or during peak-selling periods, may negatively impact our ability to process inventory in a timely manner and effectively staff our stores. Because of the tight labor market, our hourly rates have increased to attract candidates. If we are unable to pass on these higher costs through price increases or reduced workforce hours, our margins and profitability may be adversely impacted, which could have a material adverse effect on our business, results of operations or financial condition.

The failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, and increasing local rules and regulations, such as state and local wage and hour laws, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), state privacy and information security regulations, unclaimed property laws, and many others. Some of these laws and regulations may increase the cost of doing business and have a material impact on our earnings. In addition, the complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements and increased enforcement. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased costs of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

Risks Related to Our Corporate Structure and Stock

Our stock price has been and will likely continue to be volatile and fluctuate substantially.

The market price of our common stock has been and will likely continue to fluctuate substantially as a result of many factors, some of which are beyond our control. For example, from September 8, 2021, when we relisted on the Nasdaq Global market, through February 1, 2025, the reported price of our common stock has ranged from a low of $2.15 on December 19, 2024, to a high of $8.99 on November 17, 2021. Factors that could cause fluctuations in the market price of our common stock include the following:

•
overall changes in the economy and general market volatility, including the effects of inflation and/or recession;
•
news announcements regarding our quarterly or annual results of operations;
•
quarterly comparable sales;
•
acquisitions;
•
competitive developments;
•
governmental regulation (such as increased wage and paid benefits laws);
•
litigation affecting us; or
•
market views as to the prospects of the Company or the retail clothing industry generally.

Our certificate of incorporation, as amended, limits transfers of our common stock and may, along with state law, inhibit potential acquisition bids that could be beneficial to our stockholders.

Our certificate of incorporation, as amended, contains provisions that restrict any person or entity from attempting to purchase our stock, without prior permission from the Board, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent stockholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent stockholder. These provisions provide that any transfer that violates such provisions shall be null and void and would require the purported transferee, upon demand by us, to transfer the shares that exceed the five percent limit to an agent designated by us for the purpose of conducting a sale of such excess shares. These provisions would make the acquisition of our Company more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring our Company without the approval of our Board.

In addition, we are subject to certain provisions of Delaware law, which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in certain business combinations with any interested stockholder for a period of three years unless specific conditions are met. In addition, certain provisions of Delaware law could have the effect of delaying, deferring or preventing a change in control of our Company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. Such provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of maintaining the trust and confidence of our customers and employees. Consequently, we maintain a comprehensive security incident response plan ("SIRP") and we assess, identify, and manage material risks associated with cybersecurity threats. Our SIRP includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

We have integrated cybersecurity risk management into our broader risk management framework through various mechanisms, including (i) our updates to the Cyber Committee, which was created by the Board in 2016 and meets at least quarterly, (ii) our annual enterprise risk management update to the Board, and (iii) our information technology and security related internal controls, including vulnerability management programs.

We train employees to understand their role in attempting to protect the Company from cybersecurity attacks. Our information security training program for employees includes acknowledgement of our information security policies, regular internal communications, and testing to measure the effectiveness of our information security program. For example, we conduct regular phishing awareness campaigns designed to emulate current threats and provide immediate feedback and, as necessary, additional training or remedial action.

In addition, we engage third parties to assist in assessing, identifying, and remediating material risks from cybersecurity threats. Our key cybersecurity controls are regularly tested by third-party service providers, which we retain to help identify vulnerabilities in our systems and to help maintain compliance to standards and regulatory requirements. Other third-party service providers are enlisted by the Company for security operations center services to augment our teams’ monitoring capabilities and to assist with our investigation and response to alerts on emerging and ongoing threats.

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

The complexity and evolving nature of cybersecurity threats requires that we engage with a range of external experts, including cybersecurity assessors and consultants, in evaluating and testing our risk management systems. This enables us to leverage specialized knowledge and insights to be confident that our cybersecurity strategies and processes are consistent with industry best practices. Our collaboration with these third parties includes regular threat assessments and consultation on security enhancements.

In order to mitigate data or security incidents that may originate from third-party vendors or suppliers, we conduct both privacy and security assessments to properly identify, prioritize, assess and remediate any third-party risks, and we require security and privacy addenda to our contracts where applicable. We currently maintain a cyber insurance policy that provides coverage for security breaches; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, or other related breaches.

The nature of our business exposes us to cybersecurity threats and attacks that can lead to the unauthorized acquisition or access, compromise, loss, misuse or theft of our data, including personal information, confidential information or intellectual property. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including our business strategy, results of operations, or financial condition. Also see Part I, Item 1A, Risk Factors, in this Annual Report for a discussion of cybersecurity risks.

Governance

Our Board is ultimately responsible for the risk oversight of the Company, including cybersecurity and privacy risks. Our Board has delegated day-to-day responsibility for oversight of cybersecurity risks to the Cyber Committee. The Cyber Committee is composed of members of our Board who have diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

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

At the management level, our Chief Technology Officer and our Senior Vice President, Technology and Innovation, as well as our technology staff, are primarily responsible for identifying, assessing, monitoring and managing our cybersecurity. Our Chief Technology Officer reports directly to our President and Chief Executive Officer and meets at least quarterly with the Cyber Committee. Our current Chief Technology Officer has over 35 years of industry experience, including service as a Chief Technology Officer/Chief Information Officer for over seven years and extensive experience in developing and leading technology risk management programs. Our Senior Vice President, Technology and Innovation reports directly to the Chief Technology Officer and has over 32 years of industry experience with the Company. He has led the Company’s cybersecurity team and overseen PCI certification for the past seven years, ensuring compliance with industry standards and strengthening the organization's security posture. Additionally, our technology staff holds multiple industry-standard security certifications, including Cisco Certified Network Associate, PCI Internal Security Assessor, and Certified Ethical Hacker.

Item 2. Properties

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction, whereby we entered into a 20-year lease agreement for an initial annual rent payment of $4.6 million, with periodic increases every fifth anniversary of the lease.

As of February 1, 2025, we operated 247 Destination XL retail stores, 15 Destination XL outlet stores, 7 Casual Male XL retail stores and 19 Casual Male XL outlet stores. We lease all of these stores directly from owners of several different types of centers, including lifestyle centers, shopping centers, freestanding buildings, outlet centers and downtown locations. The store leases generally have an initial term of 5 to 10 years and typically contain renewal options that permit extending the initial term by 5 to 10 years. Following this discussion is a listing by state of all store locations open as of February 1, 2025.

Sites for new stores are selected based on several factors, including population and density levels, the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the center and the attractiveness of the store layout. We also utilize financial models to project the profitability of each location using assumptions such as the center’s sales per square foot averages, sales to invested capital ratio and return on investment requirements.

Store count by state at February 1, 2025

United States	DXL retail and outlet stores	Casual Male XL retail and outlet stores
Alabama	2	1
Arizona	6	—
Arkansas	—	1
California	27	3
Colorado	4	—
Connecticut	3	—
Delaware	2	—
Florida	12	3
Georgia	5	1
Idaho	1	—
Illinois	11	1
Indiana	6	2
Iowa	3	—
Kansas	2	—
Kentucky	3	—
Louisiana	3	1
Maine	2	—
Maryland	7	1
Massachusetts	7	—
Michigan	13	1
Minnesota	4	—
Mississippi	1	1
Missouri	6	1
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire	3	—
New Jersey	10	1
New Mexico	1	—
New York	18	1
North Carolina	4	1
North Dakota	1	—
Ohio	12	—
Oklahoma	2	—
Oregon	3	—
Pennsylvania	14	3
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	7	—
Texas	25	2
Utah	1	—
Virginia	7	1
Washington	6	—
West Virginia	1	0
Wisconsin	5	—

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

Holders

As of March 15, 2025, based upon data provided by the transfer agent for our common stock, there were approximately 68 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent.

Issuer Purchases of Equity Securities

On September 3, 2024, our Board approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $15.0 million of its common stock through open market and privately negotiated transactions. The timing and the amount of any repurchases of common stock were determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program expired on February 1, 2025.

Stock repurchase activity during the three months ended February 1, 2025 was as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan (1)

November 3, 2024 to November 30, 2024	1,008,595	$2.72	1,008,595	$1,895,404
December 1, 2024 to January 4, 2025	218,004	$2.59	218,004	$1,331,122
January 5, 2025 to February 1, 2025	—	—	—	—
Total	1,226,599	$2.70	1,226,599	$—

(1) Average price paid per share and the approximate dollar value of shares that may yet be purchased under the plan excludes the accrual of excise tax of $0.1 million as of February 1, 2025.

Stock Performance Graph

The following performance graph compares our cumulative stockholder return with a broad market index (S&P 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2020. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have provided below a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 21	Jan 22	Jan 23	Jan 24	Jan 25
DXLG	(27.9%)	441.3%	70.0%	(43.5%)	(34.6%)
S&P 500	15.2%	19.3%	(8.2%)	21.8%	21.8%
Dow Jones U.S. Apparel Retailers	6.2%	8.1%	8.6%	13.4%	22.6%

Indexed Returns

	Base Period
	Jan 20	Jan 21	Jan 22	Jan 23	Jan 24	Jan 25
Company/Index
DXLG	$100	$72.07	$390.09	$663.06	$374.77	$245.05
S&P 500	$100	$115.15	$137.40	$126.20	$153.73	$187.27
Dow Jones U.S. Apparel Retailers	$100	$106.22	$114.78	$124.59	$141.23	$173.20

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This performance graph will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2024 as compared to fiscal 2023. Our Annual Report on Form 10-K for the year ended February 3, 2024 (fiscal 2023) includes a discussion and analysis of our financial condition and results of operations comparing fiscal 2023 to fiscal 2022 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As noted above in Part I, this section also contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors” and “Forward-Looking Statements.” The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

Certain figures discussed below may not foot due to rounding.

Segment Reporting

We have two principal operating segments: our stores and direct business. We consider our stores and direct business segments to be similar in terms of economic characteristics, production processes and operations, and we have therefore aggregated them into one reportable segment consistent with our integrated commerce approach.

Comparable Sales and E-Commerce (Direct) Sales Definition

Fiscal 2024 included 52 weeks as compared to fiscal 2023, which included 53 weeks. Accordingly, year-over-year comparisons of total sales for the fourth quarter and full year are affected by an extra week of sales in fiscal 2023. However, for comparable sales, the Company is reporting on a comparable weeks basis (i.e., the 13 and 52 weeks ended February 1, 2025 compared with the 13 and 52 weeks ended February 3, 2024).

Our customer’s shopping experience continues to evolve across multiple channels, and we are continually adapting to meet the customer's needs. The majority of our stores have the capability to fulfill online orders if merchandise is not available in the warehouse. As a result, we continue to see more transactions that begin online but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick up in a store or at curbside. We define store sales as sales that originate and are fulfilled directly at the store level. E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level, our Guest Engagement Center, or through a third-party marketplace.

Stores that have been open for 13 months are included in comparable sales. Stores that have been remodeled or re-located during the period are also included in our determination of comparable stores' sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

Non-GAAP Financial Measures

We monitor certain financial measures other than those that are in accordance with U.S. generally accepted accounting principles (“GAAP”) on a regular basis in order to track the progress of our business. These non-GAAP financial measures include free cash flow, free cash flow before capital expenditures for store development, adjusted net income, adjusted net income per share, adjusted EBITDA and adjusted EBITDA margin. We believe that these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these measures is important to assist investors in comparing our performance in fiscal 2024 to fiscal 2023. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net income, net income per diluted share or cash flow from operating activities in accordance with GAAP. See “Non-GAAP Reconciliations” below for additional information regarding these non-GAAP financial measures and reconciliations to comparable GAAP financial measures.

RESULTS OF OPERATIONS

Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2024 was a 52-week period and fiscal 2023 was a 53-week period.

EXECUTIVE OVERVIEW

	Fiscal 2024	Fiscal 2023
	(in millions, except for percentage of sales and per share data)
Sales	$467.0	$521.8
Net income	3.1	27.9
Adjusted net income (Non-GAAP)	4.3	32.1
Adjusted EBITDA (Non-GAAP)	19.9	55.9

Per diluted share:
Net income	$0.05	$0.43
Adjusted net income (Non-GAAP)	$0.07	$0.50

As a percentage of sales:
Gross margin	46.5%	48.4%
SG&A expenses	42.5%	37.7%
Operating margin	0.8%	8.0%
Adjusted EBITDA margin (Non-GAAP)	4.3%	10.7%

Liquidity:
Cash flow from operating activities	$29.6	$49.6
Free cash flow (Non-GAAP)	$1.9	$32.2

Our financial results for fiscal 2024 were below expectations given a difficult men’s apparel sector that negatively impacted traffic levels to our stores and online conversion. We believe that our customers have pulled back from shopping for apparel and when they do shop, they have been very price conscious, gravitating toward our more moderate and entry-level price points. Our comparable sales for fiscal 2024 decreased 10.6%, with comparable sales from our stores down 9.6% and our direct business down 12.8%. Despite the disappointing sales performance, we have maintained our disciplined operating regimen and improved our merchandise margin, thereby enabling us to maintain profitability and positive free cash flow. Despite our diligence to manage operating expenses, certain elements of our cost structure, including occupancy expense, were deleveraged by the sales shortfall.

Net income for fiscal 2024 of $0.05 per diluted share included an impairment charge of $1.3 million and a non-recurring accrual for estimated legal settlement costs of $1.0 million. Net income for fiscal 2023 of $0.43 per diluted share included a non-recurring pretax charge of $5.7 million recognized in connection with the termination of our frozen retirement plans and an impairment charge of $0.1 million. Adjusting for these non-recurring charges and impairment charges, adjusted net income for fiscal 2024 was $0.07 per diluted share as compared to $0.50 per diluted share for fiscal 2023.

We have maintained a strong balance sheet with cash and investments of $48.4 million and a healthy inventory position, which was down 6.8% to fiscal 2023. We had no borrowings under our credit facility during fiscal 2024, and at February 1, 2025 our availability under our credit facility was $64.7 million. We generated cash flow from operations of $29.6 million and utilized $27.7 million for capital expenditures, resulting in free cash flow for fiscal 2024 of $1.9 million. Approximately $13.7 million of our $27.7 million in capital expenditures was spent on store development with the balance used primarily for technology projects, including our new e-commerce site. During fiscal 2024, we used our free cash flow, together with available cash on hand, to repurchase approximately $13.7 million, or 4.9 million shares of our common stock.

We have not observed any improvement in the men's apparel market, and as we head into fiscal 2025 we believe that we will likely remain in a down sales cycle through at least the early half of fiscal 2025. As such, we are taking a measured and balanced approach to our business in fiscal 2025. Although we have a responsibility to grow the business, we are seeking to find the right balance between growth and a minimum level of profitability. While this orientation in balancing growth levels against profit is critical, it does force us to further prioritize our strategic objectives appropriately and with rigor. We believe that consumer sentiment among Big + Tall consumers will recover over time and protecting the foundational infrastructure of the operations we have built will benefit top-line and bottom-line performance in the future.

We are monitoring the emerging situation with tariffs, and we have minimal exposure in China, Mexico and Canada. Collectively, these three countries represent less than 5% of our own-sourced product and we expect that the impact on gross margin in fiscal 2025 would be less than 10 basis points. However, our exposure could grow if tariffs become more widespread.

SALES

(in thousands)	Fiscal 2024		Fiscal 2023
Store sales	$325,713	69.7%	$358,710	68.7%
Direct sales	141,302	30.3%	163,105	31.3%
Total sales	$467,015	100.0%	$521,815	100.0%

For fiscal 2024, total sales decreased 10.5% to $467.0 million from $521.8 million for fiscal 2023. The decrease was primarily due to a decrease in comparable sales of 10.6%, with stores down 9.6% and the direct business down 12.8% and the impact of the 53rd week in fiscal 2023, partially offset by an increase in non-comparable store sales and reduced loyalty program costs. Sales for the 53rd week of fiscal 2023 were $7.1 million.

GROSS MARGIN

For fiscal 2024, gross margin, inclusive of occupancy costs, was 46.5% compared to 48.4% for fiscal 2023. The decrease of 190 basis points was due to an increase of 230 basis points in occupancy costs, as a percentage of sales, primarily due to the deleveraging from lower sales and increased rents from lease extensions. Merchandise margin for fiscal 2024 increased 40 basis points due to favorable outbound shipping costs, a shift in product mix, and a decrease in loyalty expense partially offset by an increase in markdown activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses were $198.3 million, or 42.5% of sales, for fiscal 2024 as compared to $196.5 million, or 37.7% of sales, for fiscal 2023. Despite a modest increase of $1.8 million, or 0.9%, SG&A expenses, as a percentage of sales, were deleveraged by 480 basis point due to the lower sales base. The increase of $1.8 million was due to an increase in marketing costs, which included our brand campaign in the second quarter, an increase in healthcare costs and technology costs as well as a $1.0 million accrual for estimated non-recurring legal settlement costs. SG&A expenses for fiscal 2023 also included costs for the 53rd week of approximately $2.7 million.

For fiscal 2024, marketing costs were 6.8% of sales as compared to 5.9% in fiscal 2023. For fiscal 2025, we expect our marketing costs to be approximately 6.0% of sales, and we do not plan to pursue our brand awareness campaign at this time.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store operating costs, represented 24.1% of sales for fiscal 2024 as compared to 21.3% of sales for fiscal 2023. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 18.4% of sales for fiscal 2024 as compared to 16.4% of sales for fiscal 2023.

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

For fiscal 2024, the Company recorded a total asset impairment charge of $1.3 million for certain store property. For fiscal 2023, the Company recorded a total asset impairment charge of $0.1 million, which included a write-down for certain store property and equipment and operating lease right-of-use assets.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for fiscal 2024 was $13.9 million, as compared to $13.8 million in fiscal 2023. The slight increase in depreciation and amortization expense reflects the increase in capital expenditures over the past few years as we invest in our stores, e-commerce and other technology projects.

LOSS FROM TERMINATION OF RETIREMENT PLANS

During fiscal 2023, we terminated the frozen Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan,” which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”) and the frozen Casual Male Supplemental Executive Retirement Plan (the “SERP”). Through the purchase of nonparticipating annuities, we completed a final settlement of the SERP in the third quarter and a final settlement of the Pension Plan in the fourth quarter.

For fiscal 2023, we recognized a charge of $5.7 million representing the recognition of the unrealized loss that was part of Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet.

INTEREST INCOME, NET

Net interest income for fiscal 2024 and fiscal 2023 was $2.1 million for each period. We invest excess cash in short-term, US government-backed investments. Interest costs for both fiscal years were immaterial because we had no outstanding debt and no borrowings under our credit facility during either period.

INCOME TAXES

For fiscal 2024 and fiscal 2023, the Company’s effective tax rate was 47.5% and 27.4%, respectively. The increase in the effective tax rate in fiscal 2024 was primarily due to permanent book-to-tax differences combined with a lower pretax income as compared to fiscal 2023. See Note F to the Consolidated Financial Statements.

At February 1, 2025, we have a valuation allowance of $1.5 million, primarily against certain state and foreign net operating losses ("NOLs").

Realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards, of which approximately $3.4 million will expire in fiscal 2037 and $39.9 million that do not expire, is dependent on generating sufficient taxable income. For state income tax purposes, we have $38.3 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2025 through fiscal 2045. The utilization of our NOLs reduces our taxable income and, as a result, we have minimal cash taxes.

NET INCOME

Net income for fiscal 2024 was $3.1 million, or $0.05 per diluted share, as compared to a net income for fiscal 2023 of $27.9 million, or $0.43 per diluted share. Net income for fiscal 2023 included net income for the 53rd week, which was approximately $1.2 million.

On a non-GAAP basis, adjusting for any asset impairment (gain), accrual for estimated non-recurring legal settlement costs and the loss from the termination of the retirement plans, adjusted net income for fiscal 2024 was $4.3 million, or $0.07 per diluted share, as compared to adjusted net income of $32.1 million, or $0.50 per diluted share for fiscal 2023.

SEASONALITY

A comparison of sales in each quarter of the past two fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends because such amounts also reflect the addition of new stores and the remodeling and closing of other stores during these periods. Consistent with the retail apparel industry, our business is seasonal. (Certain columns may not foot due to rounding.)

(in millions, except percentages)	Fiscal 2024		Fiscal 2023
First quarter	$115.5	24.7%	$125.4		24.0%
Second quarter	$124.8	26.7%	140.0		26.8%
Third quarter	$107.5	23.0%	119.2		22.8%
Fourth quarter	$119.2	25.5%	137.1	(1)	26.3%
	$467.0	100.0%	$521.8		100.0%

(1) Fiscal 2023 was a 53-week year as compared to fiscal 2024, which was a 52-week year and, as such, the fourth quarter of fiscal 2023 included an additional week of sales of $7.1 million.

EFFECTS OF INFLATION

During fiscal 2024, we continued to see the effect of inflationary pressures on raw materials, services and labor and consumer spending. While there seems to be improvement, we cannot be certain of the effect that inflation (or deflation) may have on our results of operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, cash generated from operations and availability under our credit facility, which is discussed below. We believe that these sources of liquidity will be sufficient to fund our working capital requirements, commitments and capital expenditures. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

We believe that our cash, investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. We also believe that cash flows from operating activities and cash on hand will be sufficient to satisfy our capital requirements in the long term; however, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility.

At February 1, 2025 our material contractual obligations primarily consisted of our operating lease obligations, as disclosed in Note E, Leases, to the Consolidated Financial Statements. In addition to our lease obligations, at February 1, 2025, we were also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million annually through fiscal 2028.

The following table sets forth financial data regarding our liquidity position at the end of the past two fiscal years:

(in millions)	Fiscal 2024	Fiscal 2023
Cash flow from operating activities (GAAP basis)	$29.6	$49.6
Capital expenditures, excluding store development	$(14.5)	$(8.1)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$15.1	$41.5
Capital expenditures for store development	(13.2)	(9.3)
Free Cash Flow (non-GAAP basis)	$1.9	$32.2

Cash, cash equivalents and short-term investments, at year end	$48.4	$60.0
Total debt, net of unamortized debt issuance costs	$-	$-
Unused excess availability under Credit Facility	$64.7	$69.8

For fiscal 2024, cash flow from operations decreased to $29.6 million as compared to $49.6 million for fiscal 2023. Free cash flow, a non-GAAP measure, decreased to $1.9 million for fiscal 2024 as compared to $32.2 million for fiscal 2023. The decrease in free cash flow was due primarily to a decrease in operating income and an increase in capital expenditures.

Cash flow used for investing activities was $31.3 million for fiscal 2024 as compared to $49.1 million for fiscal 2023. The decrease in cash flow used for investing activities was primarily due to a reduction in purchases of short-term investments, net of maturities, of $28.2 million, partially offset by an increase in capital expenditures of $10.3 million.

Cash flow used for financing activities for fiscal 2024 and fiscal 2023 of $13.9 million and $24.9 million, respectively, was primarily for the repurchase of our common stock.

Credit Facility

On October 28, 2021, the Company entered into a $125.0 million revolving credit agreement with Citizens Bank, N.A., with a maturity date of October 28, 2026. On April 20, 2023, the Company entered into the First Amendment to Credit Agreement which provided for the replacement of the London Interbank Offering Rate (“LIBOR”) interest rate options with the secured overnight financing rate ("SOFR") based options (as amended, the "Credit Facility"). The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Effective April 20, 2023, borrowings under the Credit Facility bear interest at either a Base Rate or Daily Simple SOFR rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin.

We had no outstanding borrowings under the Credit Facility at February 1, 2025. At February 1, 2025, outstanding standby letters of credit were $4.2 million. There were no outstanding documentary letters of credit at February 1, 2025. The Credit Facility was not utilized during fiscal 2024, resulting in average unused excess availability during fiscal 2024 of $73.6 million. Unused excess availability at February 1, 2025 was $64.7 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets. The Company was subject to an unused line fee of 0.25% of the total commitment less average outstanding letters of credit.

Our Credit Facility is described in more detail in Note D to the Consolidated Financial Statements.

Stock Repurchase Program

During the first quarter of fiscal 2024, the Company repurchased 52,802 shares at a total cost, including fees, of $0.2 million, completing its stock repurchase program that was approved by the Board in March 2023.

On September 3, 2024, the Board approved a new stock repurchase program pursuant to which the Company was authorized to repurchase up to $15.0 million of its common stock, including excise tax, through open market and privately negotiated transactions. The stock repurchase program expired on February 1, 2025. During fiscal 2024, the Company repurchased 4.8 million shares at a total cost, including fees, of $13.5 million under this stock repurchase program.

INVENTORY

At February 1, 2025, total inventories decreased to $75.5 million from $81.0 million at February 3, 2024, which was a 6.8% decrease. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer retail spending. At February 1, 2025, our clearance inventory was 8.6% of our inventory, as compared to 9.5% at February 3, 2024, and below our historical benchmark of approximately 10.0%. Our inventory has decreased by over 26% and our inventory turnover rate has improved by over 30% from fiscal 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at February 1, 2025 and February 3, 2024, respectively:

	At February 1, 2025		At February 3, 2024
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	247	1,795	232	1,725
DXL Outlet	15	76	15	76
Casual Male XL Retail	7	22	17	55
Casual Male XL Outlet	19	57	19	57
Total Stores	288	1,950	283	1,913

During fiscal 2024, we opened seven new DXL stores, re-located two DXL stores, converted eight Casual Male XL stores to the DXL format, completed five DXL remodels, and closed two Casual Male XL stores. Below is a summary of the store activity from February 3, 2024 to February 1, 2025:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Total Stores
At February 3, 2024	232	15	17	19	283
New stores	7	—	—	—	7
Conversions to DXL format	8	—	(8)	—	—
Closed retail stores	—	—	(2)	—	(2)
At February 1, 2025	247	15	7	19	288

Our capital expenditures for fiscal 2024 were $27.7 million, as compared to $17.4 million in fiscal 2023. The capital expenditures for fiscal 2024 primarily related to stores, information technology projects, distribution center and facilities.

For fiscal 2025, we expect our capital expenditures to range from $19.0 million to $21.0 million, net of tenant incentives. Our store development plans for fiscal 2025 include opening eight new DXL stores and converting two Casual Male XL stores to the DXL format. We could potentially open approximately 50 net new DXL stores across the country, which could average 5,000 square feet or 250,000 square feet in total, which would be a 15% increase over our current square footage. Store expansion continues to be a key component of our long-term growth strategy; however, until the men's retail apparel business improves and consumer demand increases, we plan to pause the opening of new stores in fiscal 2026.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below. We believe that these measures provide helpful information with respect to the Company’s operating performance to stockholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2024 to fiscal 2023, on a comparable basis. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net income, net income per diluted share or cash flows from operating activities in accordance with GAAP. (Certain amounts in the following tables may not foot due to rounding.)

Free Cash Flow

Free cash flow is a metric that management uses to monitor liquidity. Management believes that this metric is important to investors, because it demonstrates the Company’s ability to maintain liquidity while supporting its capital projects and new store growth. Free cash flow is calculated as cash flow from operating activities, less capital expenditures and excludes the mandatory and discretionary repayment of debt. Free cash flow before capital expenditures for store development is calculated as cash flow from operating activities less capital expenditures other than capital expenditures for store development. Capital expenditures for store development includes capital expenditures for new stores, conversions of Casual Male XL stores to DXL and remodels. Capital expenditures related to store relocations and maintenance are not included in store development. The following table provides a reconciliation of free cash flow:

(in millions)	Fiscal 2024	Fiscal 2023
Cash flow from operating activities (GAAP basis)	$29.6	$49.6
Capital expenditures, excluding store development	(14.5)	(8.1)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$15.1	$41.5
Capital expenditures for store development	(13.2)	(9.3)
Free cash flow (non-GAAP basis)	$1.9	$32.2

Adjusted Net Income and Adjusted Net Income Per Diluted Share

Adjusted net income and adjusted net income per diluted share is calculated by excluding any asset impairment charge (gain), accrual for estimated non-recurring legal settlement costs and the loss from the termination of retirement plans. The Company believes that this comparability is useful in comparing the actual results period to period. Adjusted net income per diluted share is then calculated by dividing the adjusted net income by the weighted average shares outstanding for the respective period, on a diluted basis. The following table is a reconciliation of net income on a GAAP basis to adjusted net income, on a non-GAAP basis, for each fiscal year:

	Fiscal 2024		Fiscal 2023
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (GAAP basis)	$3.1	$0.05	$27.9	$0.43

Adjust:
Impairment of assets	1.3		0.1
Accrual for estimated non-recurring legal settlement costs	1.0		—
Loss from termination of retirement plans	—		5.7
Income tax effect of adjustments (1)	(1.1)		(1.6)
Adjusted net income (non-GAAP basis)	$4.3	$0.07	$32.1	$0.50

Weighted average number of common shares outstanding on a diluted basis		59.6		64.3

(1) The income tax effect of pre-tax adjustments to net income was calculated using the applicable effective tax rate for each respective year.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and adjusted EBITDA margin are presented because we believe that these measures are useful to investors in evaluating our performance. Management uses adjusted EBITDA as a key metric to measure profitability and economic productivity. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and before any impairment (gain) of assets, accrual for estimated non-recurring legal settlement costs and the loss on termination of retirement plans. The accrual for estimated non-recurring legal settlement costs is excluded from adjusted EBITDA due to its unusual and non-recurring nature. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by sales.

The following table is a reconciliation of net income on a GAAP basis to adjusted EBITDA and adjusted EBITDA margin, on a non-GAAP basis, for each fiscal year:

(in thousands, except percentages)	Fiscal 2024	Fiscal 2023

Net income, on a GAAP basis	$3.1	$27.9
Add back:
Impairment of assets	1.3	0.1
Accrual for estimated non-recurring legal settlement costs	1.0	-
Loss on termination of retirement plans	-	5.7
Provision for income taxes	2.8	10.5
Interest income, net	(2.1)	(2.1)
Depreciation and amortization	13.9	13.8
Adjusted EBITDA, on a non-GAAP basis	$19.9	$55.9

Sales	$467.0	$521.8
Adjusted EBITDA margin, on a non-GAAP basis:	4.3%	10.7%

CRITICAL ACCOUNTING POLICIES; USE OF ESTIMATES

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note A to the Consolidated Financial Statements). We believe that the following items involve some of the more critical judgments in the application of accounting policies that currently affect our financial condition and results of operations:

Long-Term Incentive Plans

Stock awards are primarily granted pursuant to our Long-Term Incentive Plans (“LTIPs”). During fiscal 2024, we had three active LTIPs: the 2022-2024 LTIP, the 2023-2025 LTIP and the 2024-2026 LTIP. See Note H to the Consolidated Financial Statements for additional discussion of our LTIPs. Awards under each LTIP consist of 50% time-based awards and 50% performance-based awards. All time-based awards are amortized over each LTIP’s respective vesting periods.

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

The performance targets under the 2022-2024 LTIP were achieved at the end of fiscal 2024. Awards granted pursuant to this achievement will be subject to further vesting through August 31, 2025. Accordingly, at February 1, 2025, $2.0 million of the expected $2.4 million award was accrued. With respect to the performance-based component of the 2023-2025 LTIP and the 2024-2026 LTIP, which approximate $2.6 million and $2.7 million, respectively, at target, awards will be granted at the end of the respective performance period if the performance targets are achieved. Through the end of fiscal 2024, we accrued approximately $0.3 million for performance under the 2024-2026 LTIP, and there was no accrual for performance under the 2023-2025 LTIP.

Impairment of Long-Lived Assets

We evaluate property and equipment and operating lease right-of-use assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. Our judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, the underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset to its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of an asset, we rely on a discounted cash flow approach estimated to be generated by those assets. The fair value of a right-of-use ("ROU") asset is estimated using an income approach based on management’s forecast of future cash flows that could be derived based on the sublease market rent. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary. The model for undiscounted future cash flows in step one includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs used to estimate the fair value of the respective store’s operating lease right-of-use asset. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds.

In addition, any subsequent gains recognized in connection with a store closure related to a previously recorded operating lease right-of-use asset impairment will be included as an offset to impairment charges, with the remainder of the gain included as a reduction in store occupancy costs. See Note A to the Consolidated Financial Statements.

For fiscal 2024, fiscal 2023 and fiscal 2022, we recorded an impairment charge (gain) of $1.3 million, $0.1 million and $(0.2) million, respectively, within Impairment (Gain) of Assets on the Consolidated Statements of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. See Note A to the Consolidated Financial Statements included in this Annual Report for information on recent accounting pronouncements and the impact of impending standards on our future filings.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our investments, which consisted of cash equivalents and short-term investments at February 1, 2025. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in money market accounts and U.S. treasury bills. We do not use derivative financial instruments. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

At February 1, 2025, we had $36.5 million in short-term investments, which were invested in U.S. treasury bills, and $8.2 million invested in money market accounts.

During fiscal 2024, we utilized cash from operations to fund our working capital needs. We have a Credit Facility that can also be used, if needed. The Credit Facility is not used for trading or speculative purposes. In addition, under our Credit Facility, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 28, 2026, bear interest at variable rates based on the prime rate or Daily Simple SOFR rate, as defined in the Credit Agreement. At February 1, 2025, we had no outstanding borrowings under the Credit Facility.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Impairment of long-lived store assets

As discussed in Note A to the consolidated financial statements, the Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. At February 1, 2025, the Company had property and equipment and operating lease right-of-use assets of $57.0 million and $171.1 million, respectively.

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

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of identifying and evaluating potential impairment triggering events. This included a control related to the Company’s assessment of (1) stores with current period operating or cash flow losses, and (2) underperforming stores relative to historical operating results. For certain stores, we evaluated the Company’s analysis of potential impairment triggering events by comparing actual operating and cash flow results to the remaining net book value of store assets. We also inspected Board of Directors' meeting minutes and available analyst information to assess the Company’s identification and evaluation of potential triggering events.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota

March 20, 2025

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 1, 2025 and February 3, 2024

(In thousands, except share data)

	February 1, 2025	February 3, 2024
	(Fiscal 2024)	(Fiscal 2023)
ASSETS
Current assets:
Cash and cash equivalents	$11,901	$27,590
Short-term investments	36,516	32,459
Accounts receivable	1,629	3,920
Inventories	75,486	80,968
Prepaid expenses and other current assets	6,355	8,308
Total current assets	131,887	153,245

Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization	56,982	43,238
Operating lease right-of-use assets	171,084	138,118
Deferred income taxes, net of valuation allowance	19,343	21,533
Intangible assets	1,150	1,150
Other assets	509	457
Total assets	$380,955	$357,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,344	$17,353
Accrued expenses and other current liabilities	30,432	35,302
Operating leases, current	35,920	37,221
Total current liabilities	90,696	89,876

Long-term liabilities:
Operating leases, noncurrent	148,695	117,316
Other long-term liabilities	341	1,596
Total long-term liabilities	149,036	118,912

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,403,349 and 79,033,378 shares issued at February 1, 2025 and February 3, 2024, respectively	794	790
Additional paid-in capital	328,261	325,202
Treasury stock at cost, 25,908,533 shares and 21,041,661 shares at February 1, 2025 and February 3, 2024, respectively	(143,985)	(130,137)
Accumulated deficit	(43,847)	(46,902)
Accumulated other comprehensive loss	—	—
Total stockholders' equity	141,223	148,953
Total liabilities and stockholders' equity	$380,955	$357,741

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023

(In thousands, except per share data)

	February 1, 2025	February 3, 2024	January 28, 2023
	(Fiscal 2024)	(Fiscal 2023)	(Fiscal 2022)
Sales	$467,015	$521,815	$545,838
Cost of goods sold, including occupancy costs	249,820	269,393	273,240
Gross profit	217,195	252,422	272,598

Expenses:
Selling, general and administrative	198,282	196,529	198,790
Impairment (gain) of assets	1,303	116	(159)
Depreciation and amortization	13,878	13,833	15,381
Total expenses	213,463	210,478	214,012

Operating income	3,732	41,944	58,586

Loss from termination of retirement plans	—	(5,690)	—
Interest income (expense), net	2,084	2,137	(251)

Income before provision (benefit) for income taxes	5,816	38,391	58,335

Provision (benefit) for income taxes	2,761	10,537	(30,788)

Net income	$3,055	$27,854	$89,123

Net income per share - basic	$0.05	$0.46	$1.42
Net income per share - diluted	$0.05	$0.43	$1.33

Weighted-average number of common shares outstanding:
Basic	56,779	61,018	62,825
Diluted	59,590	64,305	66,890

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023

(In thousands)

	February 1, 2025	February 3, 2024	January 28, 2023
	(Fiscal 2024)	(Fiscal 2023)	(Fiscal 2022)
Net income	$3,055	$27,854	$89,123

Other comprehensive income (loss) before taxes:
Recognition of accumulated foreign currency translation adjustment	—	—	66
Foreign currency translation	—	—	(7)
Retirement plans	—	(167)	704
Recognized loss from termination of retirement plans	—	5,690	—
Other comprehensive income before taxes	—	5,523	763
Tax provision related to items of other comprehensive income	—	(595)	(166)
Other comprehensive income, net of tax	—	4,928	597
Comprehensive income	$3,055	$32,782	$89,720

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 29, 2022	77,025	$770	$319,511	(12,755)	$(92,658)	$(163,879)	$(5,525)	$58,219

Stock compensation expense	—	—	1,384	—	—	—	—	1,384
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,138	—	—	—	—	1,138
Issuance of common stock, upon RSUs release	584	6	(6)	—	—	—	—	—
Exercise of stock options	907	9	830	—	—	—	—	839
Shares withheld for taxes related to net share settlement	(390)	(4)	(1,841)	—	—	—	—	(1,845)
Repurchase of common stock	—	—	—	(2,870)	(12,728)	—	—	(12,728)
Board of directors' compensation	104	1	500	—	—	—	—	501
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan, net of taxes	—	—	—	—	—	—	538	538
Foreign currency, net of taxes	—	—	—	—	—	—	(7)	(7)
Recognition of accumulated foreign currency translation adjustment	—	—	—	—	—	—	66	66
Net income	—	—	—	—	—	89,123	—	89,123
Balance at January 28, 2023	78,230	$782	$321,516	(15,625)	$(105,386)	$(74,756)	$(4,928)	$137,228

Stock compensation expense	—	—	2,496	—	—	—	—	2,496
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,146	—	—	—	—	1,146
Issuance of common stock, upon RSUs release	538	5	(5)	—	—	—	—	—
Exercise of stock options	329	3	365	—	—	—	—	368
Shares withheld for taxes related to net share settlement	(153)	(1)	(758)	—	—	—	—	(759)
Repurchase of common stock, excluding excise taxes	—	—	—	(5,416)	(24,541)	—	—	(24,541)
Excise taxes accrued on repurchase of common stock					(210)			(210)
Board of directors' compensation	89	1	442	—	—	—	—	443
Other comprehensive income	—	—	—	—	—	—	4,928	4,928
Net income	—	—	—	—	—	27,854	—	27,854
Balance at February 3, 2024	79,033	$790	$325,202	(21,041)	$(130,137)	$(46,902)	$—	$148,953

Stock compensation expense	—	—	2,614	—	—	—	—	2,614
Issuance of common stock, upon RSUs release	164	2	(2)	—	—	—	—	—
Exercise of stock options	140	1	79	—	—	—	—	80
Shares withheld for taxes related to net share settlement	(26)	—	(78)	—	—	—	—	(78)
Repurchase of common stock, excluding excise taxes	—	—	—	(4,868)	(13,730)	—	—	(13,730)
Excise taxes accrued on repurchase of common stock	—	—	—	—	(118)	—	—	(118)
Board of directors' compensation	92	1	446	—	—	—	—	447
Net income	—	—	—	—	—	3,055	—	3,055
Balance at February 1, 2025	79,403	$794	$328,261	(25,909)	$(143,985)	$(43,847)	$—	$141,223

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023

(In thousands)

	February 1, 2025	February 3, 2024	January 28, 2023
	(Fiscal 2024)	(Fiscal 2023)	(Fiscal 2022)
Cash flows from operating activities:
Net income	$3,055	$27,854	$89,123
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from retirement plan terminations	—	5,690	—
Recognition of accumulated foreign currency translation adjustment	—	—	66
Amortization and write-off of deferred debt issuance costs	77	77	76
Impairment (gain) of assets	1,303	116	(159)
Depreciation and amortization	13,878	13,833	15,381
Gain on sale of equipment	(12)	(107)	-
Deferred taxes, net of valuation allowance	2,190	9,329	(31,624)
Stock compensation expense	2,614	2,496	1,384
Board of directors' stock compensation	447	443	501

Changes in operating assets and liabilities:
Accounts receivable	1,862	(2,786)	390
Inventories	5,482	12,036	(11,240)
Prepaid expenses and other current assets	1,953	(1,094)	(599)
Other assets	(129)	29	(80)
Accounts payable	6,991	(10,195)	2,383
Operating leases, net	(2,888)	(3,563)	(7,510)
Accrued expenses and other liabilities	(7,240)	(4,564)	1,852
Net cash provided by operating activities	29,583	49,594	59,944

Cash flows from investing activities:
Additions to property and equipment, net	(27,723)	(17,418)	(9,642)
Proceeds from sale of equipment	12	145	—
Purchase of short-term investments	(48,011)	(79,883)	—
Maturity of short-term investments	44,383	48,010	—
Net cash used for investing activities	(31,339)	(49,146)	(9,642)

Cash flows from financing activities:
Repurchase of common stock	(13,730)	(24,541)	(12,728)
Payment of excise tax on repurchased shares of common stock	(205)	—
Proceeds from the exercise of stock options	80	368	839
Tax withholdings paid related to net share settlements	(78)	(759)	(1,845)
Net cash used for financing activities	(13,933)	(24,932)	(13,734)
Net increase (decrease) in cash and cash equivalents	(15,689)	(24,484)	36,568
Cash and cash equivalents:
Beginning of period	27,590	52,074	15,506
End of period	$11,901	$27,590	$52,074

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 1, 2025

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big + tall men’s clothing and footwear. The Company operates under the trade names of Destination XL®, DXL®, DXL® Big + Tall, DXL Men’s Apparel, DXL Outlets®, Casual Male XL® and Casual Male XL Outlets. At February 1, 2025, the Company operated 247 DXL stores, 7 Casual Male XL stores, 19 Casual Male XL outlets and 15 DXL outlets located throughout the United States, including an e-commerce site, www.dxl.com, and a mobile app.

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

Segment Reporting

The Company has two principal operating segments: its stores and its direct business. The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment consistent with its integrated commerce business approach. See Note M, Segment Disclosures.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2024 and fiscal 2022 were each 52-week periods, which ended on February 1, 2025 and January 28, 2023, respectively. Fiscal 2023 was a 53-week period, which ended on February 3, 2024.

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

Accounts Receivable

Accounts receivable primarily include amounts due for rebates from certain vendors. For fiscal 2024, fiscal 2023 and fiscal 2022, the Company did not incur any losses on its accounts receivable.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. See Note K, Fair Value Measurement for information regarding the fair value of certain financial assets.

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

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

Stores that have indicators of impairment and fail the recoverability test (based on undiscounted cash flows) are measured for impairment by comparing the fair value of the assets against their carrying value. Fair value of the assets is estimated using a projected discounted cash flow analysis and is classified within Level 3 of the fair value hierarchy. See Impairment of Long-Lived Assets below.

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

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. There were no deferred direct response costs at February 1, 2025 and February 3, 2024. Advertising expense, which is included in selling, general and administrative expenses, was $31.8 million, $30.9 million and $32.5 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Revenue Recognition

The Company’s accounting policies with respect to revenue recognition are discussed in Note B, Revenue Recognition.

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

Other comprehensive income (loss) and reclassifications from AOCI for fiscal 2023 and fiscal 2022 were as follows:

	Fiscal 2023	Fiscal 2022
(in thousands)
	Retirement Plans	Retirement Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(4,928)	$(5,466)	$(59)	$(5,525)

Other comprehensive income (loss) before reclassifications, net of taxes	(199)	568	(7)	561

Recognition of loss on retirement plan terminations, net of taxes (1)	5,052	—	—	—

Recognition of accumulated foreign currency translation adjustment (2)	—	—	66	66

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (3)	75	(30)	—	(30)

Other comprehensive income (loss) for the period	4,928	538	59	597

Balance at end of fiscal year	$—	$(4,928)	$—	$(4,928)
(1)
In fiscal 2023, the Company terminated its pension plan and SERP and all obligations were settled through the purchase of nonparticipating annuities. Accordingly, the Company recognized the unrealized loss of its pension plans of $5.7 million, which is reflected in the "Loss from Termination of Retirement Plans" on the Consolidated Statement of Operations. The corresponding tax effect of $0.6 million was recognized and is reflected as part of the income tax provision.
(2)
In connection with the Company’s closing of its remaining store in Toronto, Canada, in fiscal 2022, the Company recognized the accumulated foreign currency translation adjustment as an expense.
(3)
Includes the amortization through the date of settlement of the unrecognized (gain)/loss on retirement plans, which was charged to selling, general and administrative expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss was $102,000, with a corresponding tax benefit of $27,000 for fiscal 2023. For fiscal 2022, the Company recognized income of $39,000, with a corresponding tax provision of $9,000, as a result of a change in amortization from average remaining future service to average remaining lifetime.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations. The Company has not accrued or paid interest or penalties in amounts that were material to its results of operations for fiscal 2024, fiscal 2023 and fiscal 2022.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

Net Income Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to unvested shares of deferred stock and restricted stock units ("RSUs") and the exercise of stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	FISCAL YEARS ENDED
	February 1, 2025	February 3, 2024	January 28, 2023
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	56,779	61,018	62,825
Common stock equivalents – stock options, deferred stock and RSUs	2,811	3,287	4,065
Diluted weighted average common shares outstanding	59,590	64,305	66,890

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options, RSUs, or deferred stock had an anti-dilutive effect.

	FISCAL YEARS ENDED
	February 1, 2025	February 3, 2024	January 28, 2023
(in thousands, except exercise prices)
Stock options (time-vested)	21	85	102
RSUs (time-vested)	744	39	104
Range of exercise prices of such options	$4.48 - $6.59	$4.48 - $6.59	$4.48 -$7.43

Excluded from the computation of basic and diluted earnings per share were 573,000 shares of unvested performance stock units for fiscal 2024 and fiscal 2023 and 240,000 shares in fiscal 2022. Performance-based awards are included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, deferred stock of 479,700 shares in fiscal 2024 and 435,568 shares in fiscal 2023 and fiscal 2022 were excluded from basic earnings per share. Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period and are excluded from basic earnings per share until such shares are issued.

Stock-based Compensation

ASC Topic 718, Compensation – Stock Compensation requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The value derived from using the Black-Scholes model is recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

The Company has outstanding performance stock units. The fair value and derived service periods of the performance stock units were calculated using the Monte Carlo model. See Note I, Stock Compensation Plans for more discussion regarding the performance metrics and the valuation assumptions used to calculate the fair value and derived service periods.

The Company recognized total stock-based compensation expense of $2.6 million, $2.5 million and $1.4 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The increase in stock-based compensation in fiscal 2024 and fiscal 2023 was primarily due to the grant of performance stock units in August 2023 that were expensed over the derived service period, which was determined to be an average of 12.5 months.

The total stock-based compensation cost related to time-vested awards not yet recognized as of February 1, 2025 was approximately $2.2 million and will be expensed over a weighted average remaining life of approximately 30 months.

The total grant-date fair value of awards vested was $1.3 million, $1.2 million and $2.5 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Any excess tax benefits resulting from the exercise of stock options or the release of restricted shares were recognized as a component of income tax expense in the period in which they occurred.

Valuation Assumptions - Stock Compensation

The fair value of each non-vested share is equal to the closing price of the Company’s stock on the date of grant.

There were no grants of stock options in fiscal 2024. For fiscal 2023 and fiscal 2022, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below. The weighted-average fair value of options granted and non-vested shares granted shown below does not include shares granted to directors in lieu of compensation.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Expected volatility	-	86.3% - 92.1%	87.9% - 123.7%
Risk-free interest rate	-	3.71%-4.42%	2.52% - 4.41%
Expected life (in years)	-	2.5	2.0 - 3.5
Dividend rate	-	-	-
Weighted average fair value of options granted	-	$3.24	$3.58
Weighted average fair value of non-vested shares granted	$3.48	$4.47	$5.28

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

Impairment of Long-Lived Assets

The Company recorded an impairment charge of $1.3 million and $0.1 million in fiscal 2024 and fiscal 2023, respectively, and recorded a net gain of $0.2 million in fiscal 2022.

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, the underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The model for undiscounted future cash flows includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs used to estimate the fair value of the respective store’s operating lease right-of-use ("ROU") asset. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset to its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value. The fair value of ROU asset is estimated using an income approach based on management’s forecast of future cash flows that could be derived based on the sublease market rent. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. With respect to the impairment charges taken on operating lease ROU assets, if the Company subsequently makes a decision to close previously impaired stores and a gain is realized as a result of the reevaluation of the existing lease liabilities, to the extent the gain related to previously recorded impairment charges against the ROU assets, the gain will be included as an offset to asset impairment charges with the remainder included as a reduction in store occupancy costs.

For fiscal 2024, the Company recorded a total impairment charge of $1.3 million related to the write-down of certain store assets and a total asset impairment charge of $0.1 million in fiscal 2023, which included a write-down for certain store and operating lease ROU assets. For fiscal 2022, the Company recognized a non-cash gain of $0.6 million, related to the Company's decision to close certain retail stores, with $0.4 million of the gain included as an offset to asset impairment charges and the remaining $0.2 million of the gain included as a reduction of store occupancy costs. Partially offsetting the gain of $0.4 million for fiscal 2022, was an impairment charge of $0.2 million related to the write-down of store assets.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC Topic 842, Lessors – Certain Leases with Variable Lease Payments will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At February 1, 2025, the Company had no short-term leases.

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

See Note E, Leases for additional information.

Recently Issued Accounting Pronouncements – Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2024 and interim periods starting in fiscal 2025, with early adoption permitted. Accordingly, the Company has adopted ASU 2023-07 for the year ended February 1, 2025, retrospectively, and has expanded its segment reporting disclosures in accordance with this new standard. See Note M, Segment Disclosures.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock ("ASU 2023-03"), which amends or supersedes various SEC paragraphs within the Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance, and as such, there is no transition effective date. ASU 2023-03 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU-2023-06 incorporates several disclosure and presentation requirements currently residing in Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments that the SEC does not remove by June 30, 2027 will not be effective. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures because the Company is currently subjected to the reporting requirements of Regulations S-X and S-K.

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

In March 2024, the SEC issued its final rule that requires registrants to provide climate disclosures in their annual reports and registration statements. The new rule requires that registrants provide information about specified financial statement effects of severe weather events and other natural conditions, certain carbon offsets and renewable energy certificates, and material impacts on financial estimates and assumptions in the footnotes to financial statements. The rule also requires additional disclosures outside of the financial statements including governance and oversight of material climate-related risks, the material impact of climate risks on the company's strategy, business model and outlook, risk management processes for material climate-related risks and material climate targets and goals. The Company is currently evaluating the new rule and determining the impact of the additional disclosure requirements, as well as the data needed and the source of that data to comply with required disclosures. The new rule is currently effective for fiscal years beginning in 2026 for accelerated filers, with certain disclosures for greenhouse gas emissions beginning in fiscal years beginning in 2028. The rule was scheduled to become effective May 28, 2024; however, the SEC has voluntarily stayed the rule's effective date pending judicial review. Depending on when the legal challenges are resolved, the mandatory compliance date may be retained, delayed or completely vacated.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization, included in each relevant expense caption. This ASU will be effective for our annual financial statements starting in fiscal 2027 and interim periods starting in fiscal 2028. We are currently evaluating the impact of this accounting standard on our financial statement presentation and its related disclosures.

No other new accounting pronouncements issued or effective during fiscal 2024 have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

B. REVENUE RECOGNITION

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company operates as a retailer of big + tall men’s clothing, which includes sales through its stores and direct channels. Revenue is recognized by the operating segment that initiates a customer’s order. Store sales are defined as sales that originate and are fulfilled directly at the store level. Direct sales are defined as sales that originate online, including those initiated online at the store level, on the Company's website or on third-party marketplaces. Sales from the wholesale business, which the Company operated until the first quarter of fiscal 2022, were defined as sales made to wholesale customers pursuant to the terms of each customer’s contract with the Company. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are redeemed. The cycle of earning and redeeming loyalty points is generally under one year in duration. The Company's legacy loyalty program ended at the end of fiscal 2024 and all unused loyalty points and certificates were expired. The Company's new loyalty program launched at the start of fiscal 2025. As such, at February 1, 2025 there was no outstanding loyalty accrual. The loyalty accrual, net of breakage, at February 3, 2024 was $1.7 million.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates and credit vouchers for which redemption is remote, which is referred to as "breakage". Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $3.3 million and $3.2 million at February 1, 2025 and February 3, 2024, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note A, the Company’s business at February 1, 2025 consists of one reportable segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses. In the first quarter of fiscal 2022, the Company ended its relationship with its primary wholesale customer. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing and uncertainty of how revenue and cash flows are affected by economic factors for each of the following fiscal years:

(in thousands)	Fiscal 2024		Fiscal 2023		Fiscal 2022
Store sales	$325,713	69.7%	$358,710	68.7%	$375,618	68.9%
Direct sales	141,302	30.3%	163,105	31.3%	169,821	31.1%
Retail segment	467,015	100.0%	521,815	100.0%	545,439	100.0%
Wholesale segment	—		—		399
Total sales	$467,015		$521,815		$545,838

C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	February 1, 2025	February 3, 2024
Furniture and fixtures	$83,491	$75,987
Equipment	26,133	25,184
Leasehold improvements	131,822	122,555
Hardware and software	118,820	111,884
Construction in progress	7,774	7,560
	368,040	343,170
Less: accumulated depreciation	311,058	299,932
Total property and equipment, net	$56,982	$43,238

Depreciation expense was $13.9 million, $13.8 million and $15.4 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Additions to property and equipment that were included in accounts payable and accrued expenses at February 1, 2025, February 3, 2024 and January 28, 2023 were $3.5 million, $2.3 million, and $1.7 million, respectively.

D. DEBT OBLIGATIONS

Credit Agreement with Citizens Bank, N.A.

On October 28, 2021, the Company entered into a credit facility with Citizens Bank, N.A. On April 20, 2023, the Company entered into the First Amendment to Credit Agreement, which provided for the replacement of the London Interbank Offering Rate (“LIBOR”) interest rate options with the secured overnight financing rate ("SOFR") based options (as amended, the "Credit Facility").

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

At February 1, 2025, the Company had no outstanding borrowings and availability of $64.7 million under the Credit Facility. There were no borrowings under the Credit Facility during fiscal 2024, resulting in an average unused excess availability of approximately $73.6 million. Outstanding standby letters of credit were $4.2 million at February 1, 2025. At February 1, 2025, the Company's prime interest rate was 7.75%.

Interest and Fees

The Company paid interest and fees totaling $0.4 million, $0.3 million and $0.4 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

E. LEASES

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 10 years, with options that usually permit renewal for additional five-year periods. The initial term of the lease for the corporate headquarters is 20 years, with the opportunity to extend for six additional consecutive periods of five years, beginning in fiscal 2026. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The Company is generally obligated for the cost of property taxes, insurance and common area maintenance fees relating to its leases, which are considered variable lease costs and are expensed as incurred.

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of February 1, 2025, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications, as applicable.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of lease costs for fiscal 2024, fiscal 2023 and fiscal 2022:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
(in thousands)
Operating lease cost	$48,838	$45,018	$44,297
Variable lease costs(1)	13,288	12,849	12,885
Total lease costs	$62,126	$57,867	$57,182

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for fiscal 2024, fiscal 2023 and fiscal 2022 are as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$52,723	$51,411	$55,068
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$69,576	$46,960	$26,239

Weighted average remaining lease term	5.4 yrs.	4.9 yrs.	4.3 yrs.
Weighted average discount rate	6.33%	6.52%	6.39%

The table below reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recorded on the Consolidated Balance Sheet as of February 1, 2025:

(in thousands)
2025	$46,489
2026	45,014
2027	38,027
2028	29,520
2029	21,757
Thereafter	39,175
Total minimum lease payments	$219,982
Less: amount of lease payments representing interest	35,367
Present value of future minimum lease payments	$184,615
Less: current obligations under leases	35,920
Noncurrent lease obligations	$148,695

As of February 1, 2025, the Company had entered into eight 10-year store leases that have not yet commenced with aggregated estimated future lease payments of approximately $10.2 million, which are not included in the above table. The leases are expected to commence in the first half of fiscal 2025.

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

Until the second quarter of fiscal 2022, the Company had maintained a full valuation allowance against its deferred tax assets since fiscal 2013. During the second quarter of fiscal 2022, the Company determined that it was more likely than not that it would be able to realize the benefit of substantially all of its deferred tax assets in the United States. In reaching this determination, the Company considered the cumulative three years of profitability, its six consecutive quarters of sales growth and profitability at the time of the assessment, its expectations regarding the generation of future taxable income and the ability to utilize the Company’s net operating loss (“NOLs”) carryforwards as well as the overall improvement in the Company's business, brand repositioning and current market position. As a result, for fiscal 2022, the valuation allowance against the Company's deferred tax assets decreased by $47.6 million, of which $31.6 million was recorded as a non-recurring tax benefit in fiscal 2022 related to the release of the valuation allowance on deferred tax assets expected to be realized in future periods. As a result of releasing substantially all of the valuation allowance against its deferred tax assets during fiscal 2022, the Company returned to a normal tax provision for fiscal 2023. At February 1, 2025 and

February 3, 2024, the Company continued to provide a valuation allowance of $1.5 million and $2.2 million, respectively, primarily against certain state and foreign NOLs.

As of February 1, 2025, for federal income tax purposes, the Company had net operating loss carryforwards of $3.4 million, which will expire in fiscal 2037, and net operating loss carryforwards of $39.9 million that are not subject to expiration. For state income tax purposes, the Company had $38.3 million of net operating loss carryforwards that are available to offset future taxable income, the majority of which will expire from fiscal 2025 through fiscal 2045. Additionally, the Company has $5.3 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2025 through fiscal 2041.

The utilization of net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards, which may be used in future years. As of February 1, 2025, there has been no such ownership change.

The components of the net deferred tax assets as of February 1, 2025 and February 3, 2024 were as follows (in thousands):

	February 1, 2025	February 3, 2024
Deferred tax assets, net:
Net operating loss carryforward	$12,868	$13,522
Accrued expenses and other	4,328	4,776
Operating lease liabilities	47,708	40,182
Goodwill and intangibles	(122)	(103)
Inventory reserves	1,080	866
Foreign tax credit carryforward	102	486
Federal wage tax credit carryforward	861	824
State tax credits	51	147
Operating lease right-of-use assets	(44,212)	(35,937)
Property and equipment	(1,804)	(985)
Subtotal	$20,860	$23,778
Valuation allowance	(1,517)	(2,245)
Net deferred tax assets	$19,343	$21,533

For fiscal 2024, the Company had total deferred tax assets of $67.0 million, total deferred tax liabilities of $46.1 million and a valuation allowance of $1.5 million.

The provision (benefit) for income taxes consisted of the following:

	FISCAL YEARS ENDED
	February 1, 2025	February 3, 2024	January 28, 2023
(in thousands)
Current:
Federal	$182	$—	$—
State	381	1,200	830
Foreign	8	8	6
	571	1,208	836
Deferred:
Federal	1,108	7,911	(24,794)
State	1,082	1,418	(6,830)
Foreign	—	—	—
	2,190	9,329	(31,624)
Total provision (benefit)	$2,761	$10,537	$(30,788)

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision (benefit) for income tax:

	FISCAL YEARS ENDED
	February 1, 2025	February 3, 2024	January 28, 2023

(in thousands)
Federal income tax at the statutory rate	$1,223	$8,086	$12,250
State taxes, net of federal tax benefit	264	1,000	656
State deferred taxes, net of federal benefit	353	1,418	1,558
Section 162(m) limitation	808	746	1,451
Permanent items	(66)	(199)	(1,002)
Taxes stranded in OCI released with termination of retirement plans	—	890	—
Change in valuation allowance (1)	8	(179)	(47,594)
Adjustment to §382 NOLs	—	(1,159)	1,159
Other, net	171	(66)	734
Total provision (benefit)	$2,761	$10,537	$(30,788)
(1)
The change in the valuation allowance during the fiscal year ended February 1, 2025 excludes the portion of the change in the valuation allowance that related to expired NOLs that were previously fully reserved. The change in the valuation allowance during the fiscal year ended January 28, 2023 included a non-recurring income tax benefit of $31.6 million in connection with the Company’s substantial release of the valuation allowance in fiscal 2022 related to the deferred tax assets expected to be realized in future periods.

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.

In fiscal 2022, the Company had a liability for unrecognized tax benefits of $2.0 million that was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013. The amount of unrecognized tax benefits was presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest were accrued on this liability. In fiscal 2023, the Company changed this position in its tax return and determined that the liability was no longer necessary.

The Company made tax payments of $1.1 million, $1.6 million, and $0.5 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

G. COMMITMENTS AND CONTINGENCIES

At February 1, 2025 the Company was obligated under operating leases covering store and office space, and certain equipment for future minimum rentals. See Note E, Leases for the schedule of future remaining lease obligations. In addition to its lease obligations, the Company is also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million annually through fiscal 2028.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. When a loss is considered probable, the Company records an accrual based on the reasonably estimable loss or range of loss. Costs related to such legal proceedings are expensed and reported in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company believes its accruals at February 1, 2025 are adequate in light of the probable and estimable liabilities. The Company does not believe that any identified claims or litigation will be material to its results of operations, cash flows, or financial condition.

H. LONG-TERM INCENTIVE PLANS

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under these long-term incentive plans were issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan. See Note I, Stock Compensation Plans.

At February 1, 2025, the Company has three active LTIPs: 2022-2024 LTIP, 2023-2025 LTIP and 2024-2026 LTIP. Each participant in the plan participates based on that participant’s “Target Cash Value,” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting. The time-based awards under each of the LTIPs were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2022-2024 LTIP, 2023-2025 LTIP and the 2024-2026 LTIP were established and approved by the Compensation Committee on April 9, 2022, May 1, 2023, and April 1, 2024 respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2025, August 31, 2026 and August 31, 2027, respectively. The time-based awards under the 2022-2024 LTIP, 2023-2025 LTIP and 2024-2026 LTIP vest in four equal installments through April 1, 2026, April 1, 2027, and April 1, 2028, respectively.

Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2022-2024 LTIP, 2023-2025 LTIP and 2024-2026 LTIP is estimated to be approximately $4.8 million, $5.1 million and $5.3 million, respectively. Approximately half of the targeted compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 49 months.

The performance target under the 2022-2024 LTIP was achieved at the end of fiscal 2024. Awards granted pursuant to this achievement will be subject to further vesting through August 31, 2025. Accordingly, at February 1, 2025, $2.0 million of the expected $2.4 million for the performance award has been accrued.

At February 1, 2025, the Company accrued $0.3 million for the performance-based awards under the 2024-2026 LTIP. There is no accrual for performance-based awards under the 2023-2025 LTIP.

I. STOCK COMPENSATION PLANS

The Company has one active stock-based compensation plan, which is the Second Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At the Company's Annual Meeting of Stockholders held on August 8, 2024, the Company's stockholders approved an increase of 6,150,000 shares authorized for future grant under the 2016 Plan. At February 1, 2025, 21,270,538 shares were authorized under the 2016 Plan, of which 7,481,525 shares remain available for grant.

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

Stock Option Activity

The following tables summarize the stock option activity under the Company’s 2006 Incentive Compensation Plan ("2006 Plan") and 2016 Plan, on an aggregate basis, for fiscal 2024:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (000's)
Stock Options
Outstanding options at beginning of year	3,180,739	$0.75		$10,962
Options granted	—			—
Options canceled or expired	(69,612)	5.18		5
Options exercised	(139,667)	0.57		409
Outstanding options at end of year	2,971,460	$0.65	5.6 yrs.	$6,207
Options exercisable at end of year	2,731,268	$0.64	5.6 yrs.	$5,727
Vested and expected to vest at end of year	2,971,460	$0.65	5.6 yrs.	$6,207

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the Company’s 2006 Plan, 2016 Plan and Inducement Awards, on an aggregate basis, for fiscal 2024:

	RSUs (1)	Deferred shares (2)	Performance share units (3)	Fully-vest shares (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	536,285	435,568	573,000	—	1,544,853	$3.53
Shares granted	388,650	44,132	—	49,304	482,086	$3.48
Shares forfeited	—	—	—	—	—	—
Shares expired	—	—	—	—	—	—
Shares vested/issued	(163,854)	—	—	(49,304)	(213,158)	$4.44
Outstanding non-vested shares at end of year	761,081	479,700	573,000	—	1,813,781	$3.41
Vested and expected to vest at end of year	761,081	479,700	—	—	1,240,781	$3.05

(1)
During fiscal 2024, grants primarily related to the grant of time-based RSUs under its 2024-2026 LTIP. See Note H, Long-Term Incentive Plans. As a result of net share settlements, of the 163,854 RSUs that vested, 138,390 shares of common stock were issued.
(2)
The 44,132 shares of deferred stock, with a fair value of $144,991 represent director compensation in lieu of cash, in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the director's separation from service.
(3)
On August 11, 2023, the Company granted 573,000 performance share units ("PSUs") in connection with the extension of Mr. Kanter's employment agreement. The award consists of nine tranches, with the first tranche vesting if and when the 30-day volume-weighted closing price of the Company's common stock is equal to or greater than $6.50 per share. Each subsequent tranche will vest upon achievement of the 30-day volume-weighted closing price of the Company's common stock in $0.25 increments with the ninth tranche vesting when such price is equal to or greater than $8.50 per share. Any unvested PSUs will expire on August 11, 2026. The $2.4 million fair value was expensed over the respective derived service periods of each tranche which ranged from 12 to 13 months. The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on a weighted historical volatility of 57.8%, a term of 3 years, stock price on the date of grant of $4.98 per share, a risk-free rate of 4.6% and a cost of equity of 11.0%.
(4)
Represented compensation, with a fair value of $161,983, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan

Non-Employee Director Compensation Plan

The Company's Seventh Amended and Restated Non-Employee Director Compensation Plan, as amended, the "Non-Employee Director Compensation Plan," provides a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director.

The Non-Employee Director Compensation Plan requires a minimum equity ownership requirement which requires each director to receive at least 60% of their annual retainers in shares of common stock until the value of their equity ownership is equal to at least three times the annual retainer. Any shares issued to satisfy the minimum equity ownership were granted from the 2016 Plan. All other shares were granted under the Non-Employee Director Compensation Plan.

The following shares of common stock, with the respective fair value, were issued from the Non-Employee Director Compensation Plan to its non-employee directors as compensation for fiscal 2024, fiscal 2023 and fiscal 2022:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2024	42,609	$139,987
Fiscal 2023	59,532	$301,578
Fiscal 2022	73,024	$359,208

At February 1, 2025, 591,925 shares remained available for grant under the Non-Employee Director Compensation Plan.

J. EMPLOYEE BENEFIT PLANS

Termination of Retirement Plans

In connection with the acquisition of Casual Male Corp. in May 2002, the Company assumed the assets and liabilities of the frozen Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan,” which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”) and the frozen Casual Male Supplemental Executive Retirement Plan ("SERP"). In the second quarter of fiscal 2023, the Company's Board of Directors (the "Board") approved the termination of these frozen plans.

Pension Plan

On May 3, 2023, the Audit Committee approved the termination of the Pension Plan, which was then approved and ratified by the Board on May 4, 2023 with a final termination approval on June 8, 2023. By the end of fiscal 2023, the Company completed the settlement of all plan assets. Results for fiscal 2023 included a charge of $5.6 million, representing recognition of the unrealized loss in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet.

SERP

On May 3, 2023, the Audit Committee approved the termination of the SERP, which was then approved and ratified by the Board on May 4, 2023. During fiscal 2023, the Company completed the termination of the SERP through the purchase of a nonparticipating annuity. In connection with that termination, the Company made a cash contribution of $0.4 million and recognized a loss on the termination of the plan of $57,000, which included the recognition of the unrealized loss of $31,000 in Accumulated Other Comprehensive Loss.

Defined Contribution Plan

The Company has one defined contribution plan, the Destination XL Group, Inc. 401(k) Savings Plan (the “401(k) Plan”). Under the 401(k) Plan, the Company offers a qualified automatic contribution arrangement with the Company matching 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation). Employees who are 21 years of age or older are eligible to make deferrals after 6 months of employment and are eligible to receive a Company match after one year of employment and 1,000 hours.

The Company recognized $2.3 million, $2.4 million and $2.1 million of expense under the 401(k) Plan in fiscal 2024, 2023 and 2022, respectively.

K. FAIR VALUE MEASUREMENT

At February 1, 2025 and February 3, 2024, the Company held U.S. treasury bills, which were classified as held-to maturity and carried at amortized cost as follows:

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At February 1, 2025:
Short-term investments	36,516	36,560	—	—

At February 3, 2024:
Cash equivalents	6,047	6,052	—	—
Short-term investments	32,459	32,479	—	—

L. STOCK REPURCHASE PROGRAM

During the first quarter of fiscal 2024, the Company repurchased 52,802 shares at a total cost, including fees, of $211,182, completing its stock repurchase program that was approved by the Board in March 2023.

On September 3, 2024, the Board approved a new stock repurchase program pursuant to which the Company was authorized to repurchase up to $15.0 million of its common stock, including excise tax, through open market and privately negotiated transactions. The stock repurchase program expired on February 1, 2025. During fiscal 2024, the Company repurchased 4.8 million shares at a total cost, including fees, of $13.5 million under this stock repurchase program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. The applicable excise tax is charged to additional paid-in capital in the Company's Consolidated Balance Sheet as part of the cost basis of the shares repurchased, with the corresponding liability for the excise tax payable recorded in accrued expenses and other current liabilities until paid. This liability is partially offset by a 1% credit permitted under the rules for the fair value of shares issued by the Company. At February 1, 2025, the Company had accrued $0.1 million for the payment of excise taxes.

M. SEGMENT DISCLOSURES

The Company sells clothing, footwear and accessories to big + tall men through its 288 store locations and its direct business, which includes its website, mobile app and certain marketplaces. The Company has identified its stores and its direct business as two separate operating segments. Resources are allocated and performance is assessed by our President and Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (the "CODM").

The CODM evaluates the performance of its operating segments and allocates resources based on sales performance, merchandise margins and 4-wall contribution (a Non-GAAP measure). The accounting policies are the same as those described in the “Summary of Significant Accounting Policies” for the Company. The Company defines 4-wall contribution, which the CODM considers the performance measure for segment profitability, as segment revenues less cost of goods sold, occupancy costs and selling expenses.

We aggregate our two operating segments because they are economically similar. Both segments sell the same merchandise, at the same pricing, and share the same customer base, production, advertising spend and distribution. Our distribution channels are available to our customers regardless of how they initiate their transaction. Through our mobile app or website, a customer can initiate a purchase online and that purchase could be filled either by the distribution center or one of our stores. Similarly, a customer also has the option to pick up in store or have the merchandise shipped directly to them. The 4-wall contribution margin for each segment is materially similar, further supporting the economic similarity of these two operating segments and that no additional value would be provided by reporting the segments separately.

The following table is a summary of our segment disclosures and a reconciliation of 4-wall contribution (a Non-GAAP measure) to net income (a GAAP measure):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
(in thousands)
Sales	$467,015	$521,815	$545,838
Cost of goods sold	(186,235)	(210,340)	(215,857)
Occupancy costs	(63,585)	(59,053)	(57,383)

Store compensation	(53,765)	(54,103)	(55,423)
Other selling expenses	(26,928)	(25,790)	(25,626)
4-wall contribution (Non-GAAP)	136,502	172,529	191,549

Advertising	(31,844)	(30,932)	(32,503)
Corporate G&A	(54,374)	(54,144)	(56,490)
Distributing and supporting G&A	(31,371)	(31,560)	(28,748)
Depreciation and amortization	(13,878)	(13,833)	(15,381)
(Impairment) gain of assets	(1,303)	(116)	159
Loss from termination of retirement plans	-	(5,690)	-
Interest income (expense)	2,084	2,137	(251)
Income before provision (benefit) for income taxes	$5,816	$38,391	$58,335
Provision (benefit) for income taxes	2,761	10,537	(30,788)
Net income (GAAP)	$3,055	$27,854	$89,123

The CODM does not receive information about assets at the segment level because the Company's assets are managed at a consolidated level by department as opposed to by segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 1, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2025, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of February 1, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of February 1, 2025.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of February 1, 2025, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Destination XL Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Minneapolis, Minnesota
March 20, 2025

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Rule 10b5-1 Trading Plans

During the three months ended February 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 1, 2025 in connection with our 2025 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2025.

We have adopted a Securities Trading Policy, which is our insider trading policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Securities Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2025.

Item 14. Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2025.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 37 of this Annual Report.

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

Item 16. Form 10-K Summary

Omitted at registrant’s option.

Index to Exhibits

Exhibits	Description

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

3.3	Fourth Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).

4.1	Description of Securities (included as Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 17, 2022, and incorporated herein by reference).

10.1	2006 Incentive Compensation Plan, as amended (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2014 (File No. 001-34219), and incorporated herein by reference).	†

10.2	2016 Incentive Compensation Plan, as amended November 2, 2023 (included as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed March 21, 2024, and incorporated herein by reference).	†

10.3	Second Amended and Restated 2016 Incentive Compensation Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 8, 2024, and incorporated herein as reference).	†

10.4	Form of Non-Qualified Option Agreement for Associates (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.5

Form of Non-Qualified Option Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan, as amended) (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 27, 2020, and incorporated herein by reference).

†

10.6	Form of Restricted Stock Agreement for Associates (included as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.7

Form of Restricted Stock Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan) (included as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).

†

10.8	Form of Restricted Stock Unit Agreement for Associates (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.9

Form of Restricted Stock Unit Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan) (included as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).

†

10.10	Form of Deferred Stock Award Agreement for Non-Employee Directors (included as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.11	Seventh Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.11 to the Company's Annual Report on Form 10-K filed March 21, 2024, and incorporated herein by reference).	†

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

†

10.18

Employment Agreement between the Company and Robert Bogan dated as of November 27, 2023 (included as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on March 21, 2024, and incorporated herein by reference).

†

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

19.1	Securities Trading Policy.	*

21.1	Subsidiaries of the Registrant.	*

23.1	Consent of Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97.1	Executive Officer Clawback Policy adopted November 2, 2023 (included as Exhibit 97.1 to the Company's Annual Report of Form 10-K on March 21, 2024, and incorporated herein by reference).	†

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 1, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
March 20, 2025
	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ HARVEY S. KANTER Harvey S. Kanter	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2025
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 20, 2025
/s/ JOHN F. COONEY John F. Cooney	Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 20, 2025
/s/ LIONEL F. CONACHER Lionel F. Conacher	Chairman of the Board of Directors	March 20, 2025

/s/ CARMEN BAUZA	Director	March 20, 2025
Carmen Bauza
/s/ JACK BOYLE Jack Boyle	Director	March 20, 2025
/s/ WILLEM MESDAG Willem Mesdag	Director	March 20, 2025
/s/ IVY ROSS Ivy Ross	Director	March 20, 2025
/s/ ELAINE RUBIN Elaine Rubin	Director	March 20, 2025