Form 10-Q
period 2025-05-03
DESTINATION XL GROUP, INC.
filed 2025-05-29
CIK 813298

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

As of May 15, 2025, the registrant had 53,815,004 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 3, 2025	February 1, 2025
	(Fiscal 2025)	(Fiscal 2024)

ASSETS
Current assets:
Cash and cash equivalents	$8,082	$11,901
Short-term investments	20,999	36,516
Accounts receivable	1,343	1,629
Inventories	85,462	75,486
Prepaid expenses and other current assets	8,999	6,355
Total current assets	124,885	131,887

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	58,946	56,982
Operating lease right-of-use assets	174,103	171,084
Deferred income taxes, net of valuation allowance	20,505	19,343
Intangible assets	1,150	1,150
Other assets	488	509
Total assets	$380,077	$380,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,817	$24,344
Accrued expenses and other current liabilities	20,754	30,432
Operating leases, current	34,659	35,920
Total current liabilities	86,230	90,696

Long-term liabilities:
Operating leases, non-current	152,678	148,695
Other long-term liabilities	460	341
Total long-term liabilities	153,138	149,036

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,635,025 and 79,403,349 shares issued at May 3, 2025 and February 1, 2025, respectively	796	794
Additional paid-in capital	329,684	328,261
Treasury stock at cost, 25,908,533 shares at May 3, 2025 and February 1, 2025	(143,985)	(143,985)
Accumulated deficit	(45,786)	(43,847)
Total stockholders' equity	140,709	141,223
Total liabilities and stockholders' equity	$380,077	$380,955

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 3, 2025	May 4, 2024
	(Fiscal 2025)	(Fiscal 2024)

Sales	$105,533	$115,489
Cost of goods sold including occupancy costs	57,951	59,807
Gross profit	47,582	55,682

Expenses:
Selling, general and administrative	47,443	47,523
Depreciation and amortization	3,636	3,278
Total expenses	51,079	50,801

Operating income (loss)	(3,497)	4,881

Interest income, net	284	570

Income (loss) before provision (benefit) for income taxes	(3,213)	5,451
Provision (benefit) for income taxes	(1,274)	1,658

Net income (loss)	$(1,939)	$3,793

Net income (loss) per share - basic	$(0.04)	$0.07
Net income (loss) per share - diluted	$(0.04)	$0.06

Weighted-average number of common shares outstanding:
Basic	53,601	58,036
Diluted	53,601	60,963

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Total
Balance at February 1, 2025	79,403	$794	$328,261	(25,909)	$(143,985)	$(43,847)	$141,223
Board of directors' compensation	30	—	116	—	—	—	116
Stock compensation expense	—	—	340	—	—	—	340
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,016	—	—	—	1,016
Issuance of common stock, upon RSUs release	230	2	(2)	—	—	—	—
Shares withheld for taxes related to net share settlement	(31)	—	(49)	—	—	—	(49)
Exercise of stock options	3	—	2	—	—	—	2
Net loss	—	—	—	—	—	(1,939)	(1,939)
Balance at May 3, 2025	79,635	$796	$329,684	(25,909)	$(143,985)	$(45,786)	$140,709

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	May 3, 2025	May 4, 2024
	(Fiscal 2025)	(Fiscal 2024)
Cash flows from operating activities:
Net income (loss)	$(1,939)	$3,793
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization of deferred debt issuance costs	19	19
Gain from the sale of equipment	—	(4)
Depreciation and amortization	3,636	3,278
Deferred taxes, net of valuation allowance	(1,162)	1,352
Stock compensation expense	340	875
Board of directors' stock compensation	116	112

Changes in operating assets and liabilities:
Accounts receivable	805	2,702
Inventories	(9,976)	(10,270)
Prepaid expenses and other current assets	(2,644)	(1,249)
Other assets	2	(47)
Accounts payable	6,473	11,130
Operating leases, net	(297)	(2,783)
Accrued expenses and other liabilities	(7,403)	(10,033)
Net cash used for operating activities	(12,030)	(1,125)

Cash flows from investing activities:
Additions to property and equipment, net	(6,740)	(5,863)
Proceeds from sale of equipment	—	4
Purchase of short-term investments	(3,003)	(10,003)
Maturity of short-term investments	18,001	5,908
Net cash provided by (used for) investing activities	8,258	(9,954)

Cash flows from financing activities:
Repurchase of common stock, excluding excise taxes	—	(211)
Tax withholdings paid related to net share settlements	(49)	(48)
Proceeds from the exercise of stock options	2	76
Net cash used for financing activities	(47)	(183)
Net decrease in cash and cash equivalents	(3,819)	(11,262)
Cash and cash equivalents:
Beginning of period	11,901	27,590
End of period	$8,082	$16,328

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$30	$104
Cash paid during the period for interest	$90	$90
Non-cash activity during the period:
Capital expenditures incurred but not yet paid	$2,401	$841

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited Consolidated Financial Statements for the fiscal year ended February 1, 2025 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on March 20, 2025.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2025 and fiscal 2024 are both 52-week periods ending on January 31, 2026 and February 1, 2025, respectively.

Segment Information

The Company has two operating segments: its stores and its direct business. The Company considers its stores and direct business operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment consistent with its integrated commerce business approach. See Note 10, Segment Disclosures.

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

Concentration of Credit Risk

Cash and cash equivalents include amounts due from third party financial institutions, which from time to time, may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company is potentially exposed to a concentration of credit risk when cash and cash equivalent deposits in these financial institutions are in excess of FDIC insurance limits. The Company considers the credit risk associated with these financial instruments to be minimal as cash and cash equivalents are held by financial institutions with high credit ratings and it has not historically sustained any credit losses associated with its cash and cash equivalents balances. In addition, the Company's cash and cash equivalents include money market accounts with Citizens Bank, N.A. and investments in U.S. government-backed securities held with Fidelity Investments.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. See Note 9, Fair Value Measurement for information regarding the fair value of certain financial assets.

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

There were no grants of stock options in the first three months of fiscal 2025 and fiscal 2024.

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

There were no impairments or non-cash gains recognized in the first three months of fiscal 2025 and fiscal 2024.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired, and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. Advertising expense, which is included in selling, general and administrative expenses, was $6.4 million and $7.3 million for the first three months of fiscal 2025 and fiscal 2024, respectively.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs. Lease incentives are included in the value of the ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At May 3, 2025, the Company had no short-term leases.

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

See Note 4, Leases for additional information.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU-2023-06 incorporates several disclosure and presentation requirements currently residing in SEC Regulations S-X and S-K. The amendments will be applied prospectively and will be effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures because the Company is currently subjected to the reporting requirements of Regulations S-X and S-K.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This ASU will be effective with our annual disclosures for fiscal 2025. The ASU allows for adoption on a prospective basis, with a retrospective option. We are currently evaluating the impact of adopting this accounting standard on our financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization, included in each relevant expense caption. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03, as clarified by ASU 2025-01, will be effective for our annual financial statements beginning in fiscal 2027 and interim periods beginning in fiscal 2028. We are currently evaluating the impact of this accounting standard on our financial statement presentation and its related disclosures.

There were no other new accounting pronouncements, issued or effective during the first three months of fiscal 2025, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.6 million and $3.3 million at May 3, 2025 and February 1, 2025, respectively.

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

The Company's legacy loyalty program ended at the end of fiscal 2024 and all unused loyalty points and certificates were expired. The Company's new loyalty program launched at the start of fiscal 2025. As such, at February 1, 2025 there was no outstanding loyalty accrual. The loyalty accrual, net of breakage, was $0.5 million at May 3, 2025.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note 1, Basis of Presentation, the Company’s business consists of one reportable segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses. Accordingly, the Company has determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors:

	For the Three Months Ended
(in thousands)	May 3, 2025		May 4, 2024
Store sales	$76,471	72.5%	$80,848	70.0%
Direct sales	29,062	27.5%	34,641	30.0%
Total sales	$105,533		$115,489

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

At May 3, 2025, the Company had no borrowings outstanding under the Credit Facility and unused availability was $77.1 million. The Company had no borrowings during the first three months of fiscal 2025, resulting in an average unused excess availability of approximately $68.7 million. Outstanding standby letters of credit were $4.2 million at May 3, 2025. At May 3, 2025, the Company’s prime-based interest rate was 7.75%.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of May 3, 2025, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three months ended May 3, 2025 and May 4, 2024:

	For the three months ended
	May 3, 2025	May 4, 2024
(in thousands)
Operating lease cost	$12,981	$11,477
Variable lease costs(1)	3,625	3,393
Total lease costs	$16,606	$14,870

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to leases.

Supplemental cash flow and balance sheet information related to leases as of and for the first three months ended May 3, 2025 and May 4, 2024 was as follows:

(dollars in thousands)	For the three months ended
Cash paid for amounts included in the measurement of lease liabilities:	May 3, 2025	May 4, 2024
Operating cash flows for operating leases (1)	$13,894	$12,966
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$12,688	$26,370

	As of
	May 3, 2025	May 4, 2024
Weighted average remaining lease term	5.4 yrs.	5.2 yrs.
Weighted average discount rate	6.35%	6.45%

(1)
The cash paid for the first three months of fiscal 2025 and fiscal 2024 included prepaid rent of $4.5 million and $4.3 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of May 3, 2025:

(in thousands)
2025 (remaining)	$33,259
2026	47,226
2027	40,640
2028	32,172
2029	24,430
Thereafter	46,787
Total minimum lease payments	$224,514
Less: amount of lease payments representing interest	37,177
Present value of future minimum lease payments	$187,337
Less: current obligations under leases	34,659
Long-term lease obligations	$152,678

As of May 3, 2025, the Company had entered into 4 ten-year store leases that have not yet commenced with aggregated estimated future lease payments of approximately $6.3 million, which are not included in the above table. The leases are expected to commence during the third quarter of fiscal 2025.

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

2022-2024 LTIP

The performance target for the Company’s 2022-2024 LTIP was approved by the Compensation Committee of the Board of Directors (the "Compensation Committee”) on April 9, 2022, and covered a three-year period performance period, which ended on February 1, 2025. The time-vested portion of the 2022-2024 LTIP vests in four annual installments, with the remaining installment vesting on April 1, 2026.

On March 19, 2025, the Compensation Committee approved a grant of awards, effective April 1, 2025, equal to $2.4 million for the achievement of the performance target for the 2022-2024 LTIP. The award was granted in a combination of 50% cash and 50% restricted stock units ("RSUs"). All awards are subject to further vesting through August 31, 2025. In connection with the grant of 799,349 RSUs, the Company reclassified $1.0 million of its liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first quarter of fiscal 2025. See the Consolidated Statement of Changes in Stockholders’ Equity.

Active LTIPs

At May 3, 2025, the Company had three active LTIPs: the 2023-2025 LTIP, the 2024-2026 LTIP and the 2025-2027 LTIP. The time-based awards under each LTIP were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2023-2025 LTIP, the 2024-2026 LTIP and the 2025-2027 LTIP were established and approved by the Compensation Committee with an effective date of May 1, 2023, April 1, 2024, and April 1, 2025, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to an additional service requirement through August 31, 2026, August 31, 2027 and August 31, 2028, respectively. The time-based awards under the 2023-2025 LTIP, the 2024-2026 LTIP, and the 2025-2027 LTIP vest in four equal installments through April 1, 2027, April 1, 2028 and April 1, 2029, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2023-2025 LTIP, 2024-2026 LTIP and 2025-2027 LTIP is estimated to be approximately $5.0 million, $5.2 million and $5.2 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 48 months, 49 months and 49 months, respectively.

At May 3, 2025, the Company had accrued $0.4 million under the 2024-2026 LTIP for the performance-based award. There was no accrual for performance-based awards under the 2023-2025 LTIP and the 2025-2027 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the Second Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At the Company's Annual Meeting of Stockholders held on August 8, 2024, the Company's stockholders approved an increase of 6,150,000 shares authorized for future grant under the 2016 Plan. At May 3, 2025, 21,270,538 shares were authorized under the 2016 Plan, of which 4,385,562 shares remained available for grant.

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

The following tables summarize the share activity and stock option activity for the first three months of fiscal 2025:

	RSUs (1)	Deferred Shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Shares
Outstanding non-vested shares at beginning of year	761,081	479,700	573,000	—	1,813,781	$3.41
Shares granted	1,714,473	13,627	—	15,224	1,743,324	$1.50
Shares vested and/or issued	(230,102)	—	—	(15,224)	(245,326)	$4.10
Shares expired	—	—	—	—	—	—
Shares forfeited	(113,870)	—	—	—	(113,870)	$2.50
Outstanding non-vested shares at end of quarter	2,131,582	493,327	573,000	—	3,197,909	$2.35

(1)
During the first three months of fiscal 2025, grants primarily related to the grant of time-based RSUs under its 2025-2027 LTIP and the grants of awards under the 2022-2024 LTIP in connection with the achievement of the performance target. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 230,102 RSUs that vested, 198,604 shares of common stock were issued.
(2)
The 13,627 shares of deferred stock, with a fair value of $36,246 represent director compensation in lieu of cash, in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the director's separation from service.
(3)
On August 11, 2023, the Company granted 573,000 performance share units ("PSUs") in connection with the extension of Mr. Kanter's employment agreement. The award consists of nine tranches, with the first tranche vesting if and when the 30-day volume-weighted closing price of the Company's common stock is equal to or greater than $6.50 per share. Each subsequent tranche will vest upon achievement of the 30-day volume-weighted closing price of the Company's common stock in $0.25 increments with the ninth tranche vesting when such price is equal to or greater than $8.50 per share. Any unvested PSUs will expire on August 11, 2026. The $2.4 million grant-date fair value was expensed over the respective derived service periods of each tranche which ranged from 12 to 13 months. The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on: a weighted historical volatility of 57.8%, a term of 3 years, stock price on the date of grant of $4.98 per share, a risk-free rate of 4.6% and a cost of equity of 11.0%.
(4)
Represented compensation, with a fair value of $40,496, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of Shares	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Stock Options
Outstanding options at beginning of year	2,971,460	$0.65	—	$6,207
Options granted	—	—	—	—
Options exercised	(3,025)	$0.69	—	3
Options expired	—	—	—	—
Options forfeited	—	—	—	—
Outstanding options at end of quarter	2,968,435	$0.65	5.4 years	$1,659
Options exercisable at end of quarter	2,968,435	$0.65	5.4 years	$1,659

Non-Employee Director Compensation Plan

The Company granted 14,824 shares of common stock, with a fair value of approximately $39,432, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2025. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.3 million and $0.9 million for the first three months of fiscal 2025 and fiscal 2024, respectively. The total compensation cost related to awards not yet recognized as of May 3, 2025 was approximately $3.1 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 36 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 3, 2025	May 4, 2024
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	53,601	58,036
Common stock equivalents – stock options, restricted stock units and deferred stock (1)	—	2,927
Diluted weighted average common shares outstanding	53,601	60,963

(1) Common stock equivalents of 2.5 million for the first quarter of fiscal 2025 were excluded from the determination of diluted weighted average common shares outstanding due to the net loss reported for the first quarter of fiscal 2025.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options and restricted stock units had an anti-dilutive effect.

	For the three months ended
	May 3, 2025	May 4, 2024
(in thousands, except exercise prices)
Stock options	51	73
Restricted stock units and deferred stock	483	545
Range of exercise prices of such options	$1.85-$6.59	$4.48 - $6.59

The above options, which were outstanding at May 3, 2025, expire from September 11, 2026 to March 20, 2033.

Excluded from the computation of basic and diluted earnings per share were 573,000 shares for the first three months of fiscal 2025 and fiscal 2024. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 493,327 shares and 444,281 shares of deferred stock at May 3,

2025 and May 4, 2024, respectively, were excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

For the first three months of fiscal 2025 and 2024, the Company’s effective tax rate was 39.7% and 30.4%, respectively. The increase in the effective tax rate for the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, was primarily due to permanent book-to-tax differences. While in dollars, these permanent book-to-tax differences are down, the impact as a percentage of our estimated annual pretax income is greater.

9. Fair Value Measurement

At May 3, 2025 and February 1, 2025, the Company held U.S. treasury bills which were classified as held-to maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
At May 1, 2025	20,999	21,023	—	—
At February 1, 2025	36,516	36,560	—	—

10. Segment Disclosures

The Company sells clothing, footwear and accessories to big + tall men through its stores and direct business, which includes its website, mobile app and certain marketplaces. The Company has identified its stores and its direct business as two separate operating segments. Resources are allocated and performance is assessed by our President and Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (the "CODM").

The CODM evaluates the performance of the Company's operating segments and allocates resources based on sales performance, merchandise margins and 4-wall contribution, a non-GAAP measure. The accounting policies are the same as those described in the Note A, Summary of Significant Accounting Policies included in the Company's consolidated financial statements for the year ended February 1, 2025. The Company defines 4-wall contribution, which the CODM considers the performance measure for segment profitability, as segment revenues less cost of goods sold, occupancy costs and selling expenses.

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

The following table is a summary of our segment disclosures and a reconciliation of 4-wall contribution (a non-GAAP measure) to net income, a GAAP measure:

	For the three months ended
	May 3, 2025	May 4, 2024
(in thousands)
Sales	$105,533	$115,489
Cost of goods sold	(41,274)	(44,804)
Occupancy costs	(16,677)	(15,003)

Store compensation	(13,649)	(12,909)
Other selling expenses	(6,563)	(6,440)
4-wall contribution (non-GAAP)	27,370	36,333

Advertising	(6,418)	(7,314)
Corporate G&A	(13,544)	(12,982)
Distributing and supporting G&A	(7,269)	(7,878)
Depreciation and amortization	(3,636)	(3,278)
Interest income, net	284	570
Income (loss) before provision (benefit) for income taxes	$(3,213)	$5,451
Provision (benefit) for income taxes	(1,274)	1,658
Net income (loss) (GAAP)	$(1,939)	$3,793

The CODM does not receive information about assets at the segment level because the Company's assets are managed at a consolidated level by department as opposed to by segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our belief that our performance was due to the challenges present in the current economic downcycle and does not reflect on the opportunity in our total addressable market or the longer-term potential for our brand; our belief that the broader macroeconomic challenges and uncertainty within the apparel industry are impacting consumer sentiment and discretionary spending; our belief that our customers are trading down from national designer brands to our private label brands; our belief that our targeted promotions and the introduction of new value-driven brands have had a positive impact on our store traffic; our belief that our recently implemented initiatives will help to drive enhanced value and affinity for our brand; our belief that the impact of current tariffs on our financial results for fiscal 2025 could be an increase in costs of less than $2.0 million, or approximately 40 basis points as a percentage of sales; our ability to manage inventory; our belief that our FiTMAP technology will enhance customer engagement, attract new customers and establish DXL as a technology leader in men’s big + tall apparel; our expected expansion of FiTMAP to additional stores by the end of fiscal 2025 and the end of fiscal 2027; expected marketing costs; expected capital expenditures in 2025; expected store openings and store conversions for the remainder of fiscal 2025; and our expectations regarding liquidity needs for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended February 1, 2025, included in our Annual Report on Form 10-K for the year ended February 1, 2025, as filed with the Securities and Exchange Commission ("SEC") on March 20, 2025 (our “Fiscal 2024 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. The Company encourages readers to refer to its filings with the SEC that set forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including risks related to changes in consumer spending in response to economic factors, the impact of current tariffs, the impact of any further increases in tariffs, the Company's ability to proactively react to the potential changes in tariffs to minimize risk, rising costs, high interest rates; the impact of ongoing worldwide conflicts on the global economy; and the Company’s ability to execute on its marketing, digital, store and collaboration strategies, ability to grow its market share, predict customer tastes and fashion trends, compete successfully in the United States men’s big + tall apparel market, and the other risks and uncertainties as set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2024 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big + tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At May 3, 2025, we operated 251 Destination XL stores, 15 DXL outlet stores, 6 Casual Male XL retail stores, 18 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on January 31, 2026 and February 1, 2025 as "fiscal 2025" and “fiscal 2024,” respectively. Both fiscal years were 52-week periods.

SEGMENT REPORTING

We currently have two operating segments: our stores and our direct business. We consider our stores and direct business segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into one reportable segment consistent with our omni-channel business approach.

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

RECENT DEVELOPMENTS - TARIFFS

The U.S. economy continues to encounter considerable disruptions that have directly affected the retail sector and increased uncertainty as it relates to consumer spending. In light of the implications of new tariffs, many companies, including ours, have had to reassess their global sourcing strategy in an effort to minimize the impact of these tariffs. The frequent changes and unpredictability surrounding tariffs and trade policies has resulted in substantial uncertainty for companies’ operational management and their ability to forecast with confidence. This unpredictability has disrupted strategic planning cycles and added complexity to supply chain and cost management efforts. See “Risk Factors” section in Part I, Item 1A of our Fiscal 2024 Annual Report for further disclosure of the risks associated with the imposition of existing and new tariffs.

EXECUTIVE SUMMARY

	For the three months ended
	May 3, 2025	May 4, 2024
(in millions, except percentage of sales and per share data)
Sales	$105.5	$115.5
Net income (loss)	$(1.9)	$3.8
Adjusted EBITDA (non-GAAP basis)	$0.1	$8.2

Gross margin, as a percentage of sales	45.1%	48.2%
SG&A expenses, as a percentage of sales	45.0%	41.1%
Adjusted EBITDA margin (non-GAAP basis)	0.1%	7.1%

Per diluted share:
Net income (loss)	$(0.04)	$0.06

We are currently managing our business through an economic downcycle, and our performance does not reflect the opportunity in our total addressable market or the longer-term potential for our brand. We believe the broader macroeconomic challenges and uncertainty within the apparel industry are further impacting consumer sentiment and discretionary spending. We have observed many customers trading down from national designer brands to our private label brands, which have lower average retail prices but higher margins. Despite these macroeconomic headwinds, we saw a slight improvement in sales over the quarter, largely driven by our stores, which showed improvements in store traffic and conversion versus prior trends.

Our comparable sales for the first quarter of fiscal 2025 were down 9.4%, but we saw gradual improvement over the course of the quarter with comparable sales down 13.9% in February, down 8.2% in March, and further improving to down 7.2% in April. We remain focused on key initiatives aimed specifically to appeal to our value-driven customers who are more price sensitive and less inclined to shop during this downward economic cycle. In late 2024, we implemented our price match guarantee, and during the first quarter of fiscal 2025, we launched fit exchange, a first responder program and our new loyalty program, all of which we believe is helping to drive affinity for our brand. We are also very excited about our FiTMAP sizing technology program, which allows customers to engage with our brand in a much more personalized manner using full body scanning technology. We have an exclusive license until 2030 for this proprietary FiTMAP Sizing Technology for big + tall men.

Although our overall sales performance was below expectations, we saw some improvement in sales velocity, while still maintaining a healthy merchandise margin and controlling costs. Our net loss for the first quarter was $(0.04) per diluted share, primarily driven by the sales shortfall.

The situation with tariffs is very fluid and we continue to monitor trade discussions and changes to policy as they develop. We are leaning into relationships with our vendors and suppliers around the world and we are working very hard to mitigate the cost of those tariffs. Our discussions with our private label vendors have been productive. On the domestic side, we are also having dialogue with our national brands as we all try to navigate this environment. Where possible, we also accelerated the receipt of inventory within the quarter, ahead of certain tariffs, to minimize cost and ensure that we are well positioned ahead of Father's Day. Looking forward, we will continue to monitor these evolving trade discussions and look for opportunities to proactively mitigate the potential impact of such tariffs.

As of May 3, 2025, we had cash and investments of $29.1 million as compared to $53.2 million at May 4, 2024 with no debt outstanding and unused excess availability of $77.1 million. Since May 4, 2024, we have used $13.6 million of our available cash to repurchase shares of our common stock. Our cash and investments balance also reflects a seasonal inventory build. We continued to maintain our strong financial position, successfully managing our liquidity and our inventory levels, which were down 6.3% to May 4, 2024.

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three months ended May 3, 2025 and May 4, 2024:

	For the Three Months Ended
(in thousands)	May 3, 2025		May 4, 2024
Store sales	$76,471	72.5%	$80,848	70.0%
Direct sales	29,062	27.5%	34,641	30.0%
Total sales	$105,533		$115,489

Total sales for the first quarter of fiscal 2025 were $105.5 million, as compared to $115.5 million in the first quarter of fiscal 2024. The decrease in total sales was primarily attributable to a decrease in comparable sales for the first quarter of 9.4%, partially offset by an increase in non-comparable sales. Sales trends improved month over month, with comparable sales down 13.9% in February, down 8.2% in March, and down 7.2% in April. Overall, the first quarter decline was consistent with the sales trend in fiscal 2024, as customers are continuing to pull back on discretionary spending. We continued to see customers shift toward our private-label merchandise and value-driven brands.

The first quarter comparable sales decrease of 9.4% consisted of a comparable sales decrease of 6.6% from stores and a comparable decrease of 16.2% from our direct business. While store traffic remained negative for the first quarter of fiscal 2025, there was a gradual improvement over the course of the first quarter. We believe that our targeted promotions, which include our Fit Exchange by DXL, our Hero/First Responder discounts as well as the introduction of new value-driven brands, have had a positive impact on our store traffic. The direct business, which includes our website, app and marketplaces, struggled during the first quarter of fiscal 2025 and was challenged by decreases in online traffic and average order value, while conversion was relatively flat. In addition, in connection with our website conversion, we identified and corrected certain functionalities which we believe likely had a negative impact on sales in the beginning of the first quarter.

Gross Margin Rate

For the first quarter of fiscal 2025, our gross margin rate, inclusive of occupancy costs, was 45.1% as compared to a gross margin rate of 48.2% for the first quarter of fiscal 2024.

Our gross margin rate decreased by 310 basis points, which was driven by an increase of 280 basis points in occupancy costs, as a percentage of sales, due to the deleveraging from lower sales and increased rents from new stores and lease extensions. Merchandise margin for the first quarter decreased by 30 basis points, as compared to the first quarter of fiscal 2024, primarily due to an increase in markdown activity and promotional offers associated with our new marketing initiatives, including the new loyalty program, as well as an increase in freight costs associated with the acceleration of inventory receipts. These increases were partially offset by an increase in merchandise margins as a result of a shift in product mix.

There remains significant uncertainty with respect to evolving trade policies and the enactment of additional tariffs globally. We are proactively taking measures to mitigate the impact of such tariffs and trade restrictions on our business. Given the volatility that currently exists around these trade discussions, it is difficult to determine the potential impact that these tariffs may have on our financial results. However, if currently enacted rates remain in effect throughout this fiscal year, we estimate that the impact on our financial results for fiscal 2025 could be an increase in costs of less than $2.0 million, or approximately 40 basis points as a percentage of sales.

Selling, General and Administrative Expenses

As a percentage of sales, selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2025 were 45.0% as compared to 41.1% for the first quarter of fiscal 2024.

On a dollar basis, SG&A expenses decreased by $0.1 million for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. The decrease was primarily due to a decrease in marketing and incentive-based compensation, partially offset by an increase in store payroll and healthcare costs. On a percentage of sales basis, SG&A expenses increased due to the decrease in sales for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024.

Marketing costs were 6.1% of sales for the first quarter of fiscal 2025 as compared to 6.3% of sales for the first quarter of fiscal 2024. For fiscal 2025, marketing costs are expected to be approximately 5.9%.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 25.2% of sales in the first quarter of fiscal 2025 as compared to 23.0% of sales in the first quarter of fiscal 2024. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 19.8% of sales in the first quarter of fiscal 2025 as compared to 18.1% of sales in the first quarter of fiscal 2024.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2025 increased slightly to $3.6 million as compared to $3.3 million for the first quarter of fiscal 2024. Our capital expenditures have increased in fiscal 2025 due to the opening of new store locations and investments in certain other infrastructure and technology projects.

Interest Income, Net

Net interest income for the first quarter of fiscal 2025 was $0.3 million as compared to $0.6 million for the first quarter of fiscal 2024. For both periods, interest income was earned from investments in U.S. government-backed investments and money market accounts. The decrease in interest income was due to the decrease in the average balance of investments during the first quarter of fiscal 2025 as compared to the prior year period. Interest costs for both periods were minimal because we had no outstanding debt and no borrowings under our credit facility.

Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.

For the first quarter of fiscal 2025 and fiscal 2024, our effective tax rate was 39.7% and 30.4%, respectively. The increase in the effective tax rate for the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, was primarily due to permanent book-to-tax differences. While in dollars, these permanent book-to-tax differences are down, the impact as a percentage of our estimated annual pretax income is greater.

Net Income (Loss)

For the first quarter of fiscal 2025, we recorded a net loss of $1.9 million, or $(0.04) per diluted share, as compared to net income of $3.8 million, or $0.06 per diluted share, for the first quarter of fiscal 2024. The decrease in earnings for the first quarter of fiscal 2025 was driven primarily by the decrease in sales.

Inventory

As of May 3, 2025, our inventory decreased by approximately $5.8 million to $85.5 million, as compared to $91.2 million at May 4, 2024. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending while, at the same time, accelerating certain receipts to avoid the impact of potential tariffs. At May 3, 2025, our clearance inventory was 9.5% of our total inventory, as compared to 9.7% at May 4, 2024. Our inventory position is very strong and our clearance levels are in line with our benchmark of 10% even with the 6.3% decrease in total inventory. Our inventory turnover rate has improved by over 30% from fiscal 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At May 3, 2025, we had no outstanding debt, including no borrowings under our credit facility during the first three months of fiscal 2025. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

We believe that our cash and cash equivalent balances, short-term investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, we remain cautious regarding the effect that the current macroeconomic conditions may have on consumer spending, including geopolitical conflicts around the world, the imposition of tariffs, inflation and high interest costs. We also believe that cash flows from operating activities and cash on hand will be sufficient to satisfy our current capital requirements and our stock repurchase program. In the longer term, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility.

For the first three months of fiscal 2025, cash flow from operations was $(12.0) million as compared to $(1.1) million for the first three months of fiscal 2024. The decrease in cash flow from operations was primarily due to a decrease in earnings and the timing of payables associated with the acceleration of inventory receipts during the first quarter of fiscal 2025. We operate in a seasonal business that typically includes greater uses of cash in the first quarter as we build inventory in anticipation of the summer selling season.

Free cash flow, before capital expenditures for store development, a non-GAAP measure, was $(14.5) million for the first three months of fiscal 2025 as compared to $(4.6) million for the first three months of fiscal 2024. Free cash flow, a non-GAAP measure, was $(18.8) million for the first three months of fiscal 2025 as compared to $(7.0) million for the first three months of fiscal 2024.

	For the three months ended
(in millions)	May 3, 2025	May 4, 2024
Cash flow from operating activities (GAAP basis)	$(12.0)	$(1.1)
Capital expenditures, excluding store development	(2.4)	(3.5)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(14.5)	$(4.6)
Capital expenditures for store development	(4.3)	(2.4)
Free Cash Flow (non-GAAP basis)	$(18.8)	$(7.0)

Cash flow provided by investing activities was $8.3 million as compared to cash flow used for investing activities of $10.0 million for the first three months of fiscal 2024. The increase in cash flow provided by investing activities of $18.3 million was primarily due to the maturity, net of purchases, of short-term investments, partially offset by an increase in capital expenditures.

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

We had no outstanding borrowings under the Credit Facility at May 3, 2025 and no borrowings during the first three months of fiscal 2025. At May 3, 2025, outstanding standby letters of credit were $4.2 million. The average unused excess availability during the first three months of fiscal 2025 was approximately $68.7 million and the unused excess availability at May 3, 2025 was $77.1 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at May 3, 2025 and May 4, 2024, respectively:

	May 3, 2025		May 4, 2024
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	251	1,814	233	1,732
DXL Outlets	15	76	15	76
Casual Male XL Retail	6	18	17	55
Casual Male Outlets	18	53	19	57
Total Stores	290	1,961	284	1,920

During the first three months of fiscal 2025, we opened two new DXL stores and converted one Casual Male XL retail store and one Casual Male XL outlet to DXL stores. We expect to open six additional DXL stores during fiscal 2025 and expect our capital expenditures to range from $19.0 million to $21.0 million, net of tenant incentives.

FiTMAP®

Over the past two years, we have been working with and testing a proprietary FiTMAP Sizing Technology for which we have an exclusive license for big + tall men until 2030. This innovative, contactless, digital scanning technology captures 242 unique measurements and offers custom clothing options for all our customers, and size recommendations across the variety of brands for a great fit. FiTMAP offers a unique experience for our customers, whether selecting from our Ready-to-Wear clothing or opting for custom garments. This technology currently provides recommended sizes in all of our private label brands, as well as 15 of our exclusive national brands. We believe this technology will enhance customer engagement, attract new customers and establish DXL as a technology leader in men's big + tall apparel. To date, we have scanned over 20,000 customers. FiTMAP is currently in 52 DXL retail locations with a plan to end fiscal 2025 with 85 stores and to further expand to as many as 200 stores by the end of fiscal 2027.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2024 Annual Report. See Note 1, Basis of Presentation to the Consolidated Financial Statements included in this Quarterly Report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Free cash flow, free cash flow before capital expenditures for store development, adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures. These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income (loss), net income (loss) per diluted share or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements.

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

The following table reconciles free cash flow:

	For the three months ended
(in millions)	May 3, 2025	May 4, 2024
Cash flow from operating activities (GAAP basis)	$(12.0)	$(1.1)
Capital expenditures, excluding store development	(2.4)	(3.5)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(14.5)	$(4.6)
Capital expenditures for store development	(4.3)	(2.4)
Free Cash Flow (non-GAAP basis)	$(18.8)	$(7.0)

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and adding back impairment (gain) of assets and accrual for estimated non-recurring legal settlement costs, if any. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Sales. We believe that providing adjusted EBITDA and adjusted EBITDA margin is useful to investors in evaluating our performance and are key metrics to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income and calculates adjusted EBITDA margin:

	For the three months ended
	May 3, 2025	May 4, 2024
(in millions)
Net income (loss) (GAAP basis)	$(1.9)	$3.8
Add back:
Provision (benefit) for income taxes	(1.3)	1.7
Interest income, net	(0.3)	(0.6)
Depreciation and amortization	3.6	3.3
Adjusted EBITDA (non-GAAP basis)	$0.1	$8.2

Sales	$105.5	$115.5
Adjusted EBITDA margin (non-GAAP basis), as a percentage of sales	0.1%	7.1%

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

There have not been any material changes to our interest rate previously disclosed in Part II, Item 7A of our Fiscal 2024 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 3, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 3, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 3, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended May 3, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

DESTINATION XL GROUP, INC.

Date: May 29, 2025	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)