Form 10-K/A
period 2025-02-01
DESTINATION XL GROUP, INC.
filed 2025-06-02
CIK 813298

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

The registrant had 53,815,004 shares of Common Stock, $0.01 par value, outstanding as of May 15, 2025.

Documents Incorporated by Reference: None.

Auditor Name: KPMG, LLP	Auditor Location: Minneapolis, Minnesota	Auditor Firm ID: 185

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10-K.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the Securities and Exchange Commission on March 20, 2025.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 15, 2025, their current committee membership, and the year in which they became a director of our Company:

Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance	Cybersecurity and Data Privacy
Lionel F. Conacher, Chairman of the Board and Director	62	2018	C	X
Harvey S. Kanter, President and Chief Executive Officer and Director	63	2019
Carmen R. Bauza, Director	63	2021			X	X
Jack Boyle, Director	57	2017		X	C
Willem Mesdag, Director	71	2014	X	C
Ivy Ross, Director	69	2013	X			C
Elaine K. Rubin, Director	62	2021			X	X

C= current member and committee chairperson

X= current member of the committee

Lionel F. Conacher has been a director of the Company since June 2018 and Chairman of the Board since August 12, 2020. Since September 2021, Mr. Conacher has served as a member of the board of directors for SRx Health Solutions, Inc. (formerly Better Choice Company Inc.), a publicly traded company and currently serves as a member of its audit and compensation committees. From September 2022 until May 2023, he served as its interim chief executive officer. Mr. Conacher was a managing partner of Next Ventures, GP from August 2018 until February 2021. From January 2011 to June 2018, Mr. Conacher was a senior advisor for Altamont Capital Partners LLC (“ACP”), a private equity firm. Prior to joining ACP, from April 2008 until July 2010, Mr. Conacher was the president and chief operating officer of Thomas Weisel Partners, an investment bank. Additionally, Mr. Conacher served as the chairman of Wunderlich Securities, an investee company of ACP, from December 2013 until July 2017. Mr. Conacher previously served as a member of the board of directors for AmpHP Inc., a venture-backed human performance company. He also formerly served as a member of the board of directors of Mervin Manufacturing, a leading designer and manufacturer of snow boards and other board sports equipment, and PowerDot, Inc., a consumer electronics company that markets a muscle recovery and performance tool. Mr. Conacher brings extensive financial and operational experience to our Board of Directors (the "Board").

Harvey S. Kanter is the President, Chief Executive Officer and a director of the Company. Mr. Kanter joined the Company in February 2019 in a transition role as Advisor to the Acting CEO and assumed the role of President and Chief Executive Officer and a director of the Company in April 2019. Mr. Kanter served as a non-executive co-chair at Seattle University Center for Leadership Formation, Albers School of Business and Economics from February 2021 until February 2024. Mr. Kanter served as a director and a member of the compensation committee of Potbelly Corporation, a publicly traded company, from August 2015 until May 2019. Mr. Kanter has over 35 years of business experience, with an extensive background in the retail industry, having served from March 2012 until June 2017 as the president and chief executive officer of Blue Nile, Inc., a leading online retailer of high-quality diamonds and fine jewelry and formerly a publicly traded company. From March 2012 until February 2020, Mr. Kanter also served as a member of the board of directors of Blue Nile, Inc. and, from January 2014 until February 2020, as its chairman. From January 2009 to March 2012, Mr. Kanter was the chief executive officer and president of Moosejaw Mountaineering and Backcountry Travel, Inc., a leading multi-channel retailer of premium outdoor apparel and gear. From April 2003 to June 2008, Mr. Kanter served in various executive positions at Michaels Stores, Inc. He was a former brand ambassador for the Fred Hutch Cancer Research Institute, and previously served as an advisory member to the Seattle University Executive MBA Program. Mr. Kanter brings extensive knowledge of integrated-commerce retailing, with strong strategic and operational expertise.

Carmen R. Bauza has been a director of the Company since December 2021. In March 2023, Ms. Bauza joined the board of directors of OneWater Marine Inc., a publicly traded company, and serves as a member of its audit and compensation committees. Since May 2022, Ms. Bauza has also served on the board of directors of Zumiez, Inc., a publicly traded company, and serves as a member of its audit and governance and nominating committees. Ms. Bauza serves as a member of the board of managers of Claire’s Holdings LLC, which she joined in October 2018. Most recently, Ms. Bauza was the chief merchandising officer at Fanatics, Inc. from January 2019 until April 2021. Prior to that, she was the chief merchandising officer at HSN from November 2016 until December 2017 and the senior vice president, general merchandise manager consumables, health and wellness at Walmart from June 2007 to October 2016.

She previously held roles at Bath & Body Works, Five Below and The Walt Disney Company. Ms. Bauza currently serves as a member of the board of trustees at Seton Hill University and as a member of the advisory board of RoundTable Healthcare Partners Council. Ms. Bauza brings extensive retail and merchandising experience to the Board.

Jack Boyle has been a director since August 2017. Since February 2024, Mr. Boyle has been the president, buying and North America for Fanatics, Inc., a market leader for officially licensed sports merchandise. From February 2019 to January 2024, Mr. Boyle was the global co-president of direct to consumer/omni-channel for Fanatics, Inc. Mr. Boyle originally joined Fanatics as president of merchandising in June 2012, and from December 2017 to February 2019, he served as the co-president of North America direct-to-consumer/omni-channel. From February 2005 to June 2012, Mr. Boyle was the executive vice president, general merchandising manager of women’s apparel, intimate, cosmetics and accessories for Kohl’s Corporation. From October 2003 to February 2005, he served as the senior vice president, divisional merchandise manager of women’s apparel for Kohl’s Corporation, the vice president of junior sportswear from July 2000 to October 2003 and the vice president of planning/allocation for women's apparel from December 1999 to July 2000. From June 1990 to December 1999, Mr. Boyle held various merchandise positions, including divisional merchandise manager of women’s, at May Company. Mr. Boyle brings to the Board extensive experience in merchandising, brand management and omni-channel leadership.

Willem Mesdag has been a director since January 2014. Mr. Mesdag is the managing partner of Red Mountain Capital Partners LLC, an investment management firm, and since May 2019, has also served as a Senior Advisor for HPS Investment Partners, a global investment firm. Prior to founding Red Mountain in 2005, Mr. Mesdag was a partner and managing director of Goldman Sachs & Co., which he joined in 1981. Prior to Goldman Sachs, he was a securities lawyer at Ballard, Spahr, Andrews & Ingersoll, which he joined in 1978. He also currently serves on the board of Heidrick & Struggles International, Inc., a publicly traded company, for which he chairs the audit and finance committee and serves on the human resources and compensation committee. He previously served on the boards of 3i Group plc, Cost Plus, Inc., Encore Capital Group, Inc., Nature’s Sunshine Products, Inc., Skandia AB and Yuma Energy, Inc., all of which are or were publicly-traded companies. Having had an extensive career in international investment banking and finance and having served on domestic and international public company boards, Mr. Mesdag brings to the Board significant knowledge and experience related to business and financial issues and corporate governance as well as an investor's perspective.

Ivy Ross has been a director since January 2013. In May 2014, Ms. Ross joined Google as head of glass and is currently a vice president of hardware design at Google. From July 2011 until April 2014, Ms. Ross was the chief marketing officer of Art.com where she oversaw the company's marketing, branding, merchandising and user-experience functions. Prior to Art.com, from June 2008 to June 2011, Ms. Ross was executive vice president of marketing for the Gap brand, and also acted as the creative catalyst for all brands within Gap, Inc. Ms. Ross also has held senior creative and product design positions at Disney Stores North America, Mattel, Calvin Klein, Coach, Liz Claiborne, Swatch Watch and Avon. She also has served on Proctor and Gamble’s design board since its inception. With her industry insight and marketing expertise, Ms. Ross provides a valuable perspective to the Board as we continue to build our DXL brand.

Elaine K. Rubin has been a director since April 2021. Since January 2010, Ms. Rubin has been the founder and president of Digital Prophets Network, LLC, a consulting, advisory and placement firm with a network of digital commerce experts that supports the growth of retail and direct-to-consumer businesses. Since January 2024, Ms. Rubin has served as a strategic advisor to Cordial, a marketing platform designed to power data-driven, high conversion messages at scale. From November 2023, Ms. Rubin has served as a board member for Women and Climate, a non-profit organization. From October 2013 to November 2023, she has also served as an advisor to Hint, Inc., which produces fruit-infused water. Prior to that, Ms. Rubin held leadership positions at 1800flowers.com, iVillage.com and amazon.com. She previously served on the boards of Smart & Final Stores, Inc. and Blue Nile, Inc., both of which were formerly publicly traded companies. Ms. Rubin co-founded shop.org in February 1996 and served as its elected chair of the board of directors from February 1996 to October 2007 and served on the board of the National Retail Federation from 2001 until 2010. Ms. Rubin brings extensive knowledge and experience of digital commerce business and provides valuable insights to the Board as we continue to grow our direct business.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 53, has been our Executive Vice President, Chief Financial Officer and Treasurer since November 2017. Prior to that, Mr. Stratton served as our Senior Vice President, Chief Financial Officer and Treasurer from June 2014 to November 2017. From August 2009 to June 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer. Mr. Stratton joined the Company in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009. Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

John F. Cooney, 42, has been our Senior Vice President, Corporate Controller and Chief Accounting Officer since March 2022. Prior to that, Mr. Cooney was our Vice President of Finance and Managing Director, Corporate Controller and Chief Accounting Officer from May 2018 until March 2022, our Vice President of Finance, Corporate Controller and Chief Accounting Officer from May 2015 until May 2018, our Vice President of Finance and Corporate Controller from June 2014 until May 2015, and our Director of Financial Accounting and Reporting from November 2010 until June 2014. Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.

Anthony J. Gaeta, 55, has been our Chief Stores and Real Estate Officer since April 2023. Prior to that, Mr. Gaeta was our Chief Stores Officer from March 2022 until April 2023, our Senior Vice President of Store Sales and Operations from November 2017 until March 2022, our Vice President of Store Operations and Training from November 2013 until November 2017, and a Zone Vice President from April 2010 until November 2013. Prior to joining the Company, Mr. Gaeta was a regional manager for Men’s Wearhouse from September 2007 until April 2010 and a regional vice president for After Hours Formalwear from March 2006 until September 2007.

Stacey A. Jones, 54, has been our Chief Human Resources Officer since February 2021. Prior to that, Ms. Jones was our Vice President, Managing Director of Human Resources from May 2018 until February 2021 and our Vice President, Human Resources Operations from April 2013 to May 2018. Ms. Jones joined the Company in October 2001 and has held a variety of positions in both Retail Operations and Human Resources. Prior to joining the Company, she held leadership positions with Converse, Inc., Jet Apparel and T.A.C. Group, Inc.

Robert S. Molloy, 65, has been our General Counsel since February 2008 and Secretary of the Company since May 2014. From May 2018 until February 2021, Mr. Molloy also served as Chief Administrative Officer. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008. Prior to May 1999, Mr. Molloy was a trial attorney.

James F. Reath, 53, joined the Company in September 2022 as our Chief Marketing Officer. Mr. Reath has over 20 years of marketing leadership experience with a particular focus on omni-retail, digital marketing, brand building and consumer insights. Prior to joining the Company, he was the senior vice president of marketing at Bed Bath & Beyond Inc. from January 2021 until July 2022. Prior to that, Mr. Reath served as the senior vice president, marketing at Macy’s, Inc. from April 2017 to December 2020. From November 2013 through April 2017, he served as the executive vice president, head of retail at BBDO New York from January 2016. Mr. Reath was with McKinney from June 2010 until November 2013, where he served as the vice president and group account director until January 2012 when he was promoted to the executive vice president – director of retail and shopper marketing and became a partner of the firm and a member of the board of directors. He was also the chief marketing officer at Young & Rubicam from April 2008 until June 2010. He currently serves on the New Jersey Regional Council of the American Red Cross.

Allison Surette, 44, has been our Chief Merchandising Officer since March 2022. Prior to that, Ms. Surette was the Senior Vice President, General Merchandise Manager from May 2018 to March 2022 and Vice President, Merchandise Manager of Private Label, Active, Young Men’s and Outerwear from September 2016 to May 2018. Ms. Surette joined the Company in May 2006 as an Associate Planner and in June 2008, she transitioned into Merchandising as an Associate Buyer for Branded Collections. From October 2010 to January 2014, she served as a Buyer of Traditional Branded Collections and Buyer of Private Label Sportshirts and Outerwear. From January 2014 to September 2016, she was the Senior Buyer of Private Label Sportshirts and Outerwear. Prior to joining the Company, Ms. Surette was a planner for TJX from June 2003 until May 2006.

There are no family relationships between any of our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors during fiscal 2024, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, except that (i) Fund 1 Investments, LLC filed a late Form 3 on May 3, 2024 to report transactions dated March 21, 2024, (ii) Fund 1 Investments, LLC filed a late Form 4 on May 3, 2024 to report transactions dated March 28, 2024, April 12, 2024, April 23, 2024, April 25, 2024, April 26, 2024, April 29, 2024, and May 3, 2024, and (iii) on April 10, 2024, we reported the late filing for Messrs. Cooney, Gaeta, Kanter, Molloy, Reath and Stratton and Mses. Jones and Surette of restricted stock units (“RSUs”) that vested on April 1, 2024.

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

Insider Trading Policies and Procedures

We have adopted a Securities Trading Policy, which is our insider trading policy governing the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees. We believe that our Securities Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and the exchange listing standards applicable to us. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) that was filed with the SEC on June 28, 2024.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides a summary of our executive compensation philosophy and programs, and discusses the compensation paid to our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and certain of our other executive officers who served in fiscal 2024 (collectively, our “Named Executive Officers” or “NEOs”).

Our Named Executive Officers for fiscal 2024 were:

➣
Harvey S. Kanter, President, CEO and Director
➣
Peter H. Stratton, Jr., Executive Vice President, CFO and Treasurer
➣
Anthony J. Gaeta, Chief Stores and Real Estate Officer
➣
Robert S. Molloy, General Counsel and Secretary
➣
James F. Reath, Chief Marketing Officer

Fiscal 2024 Financial and Executive Compensation Highlights

Financial results for fiscal 2024 were below expectations given a difficult men’s apparel sector that negatively impacted traffic levels to our stores and conversion online. When we approved the plan for fiscal 2024, we expected that there would be a slow and steady improvement in consumer retail spending from fiscal 2023. However, we believe that our customers pulled back from shopping for apparel and, when they did shop during fiscal 2024, they were very price conscious and gravitated toward more moderate and entry-level price points. Comparable sales for fiscal 2024 decreased 10.6%. Even with the disappointing sales performance, management maintained its disciplined operating regimen and improved our merchandise margin, enabling the Company to maintain profitability and positive free cash flow. Despite management's diligence to manage operating expenses, certain elements of the Company's cost structure, including occupancy expense, were deleveraged by the sales shortfall.

The Company maintained a strong balance sheet with cash and investments of $48.4 million, no debt and a healthy inventory position, which was down 6.8% to fiscal 2023. The Company generated cash flow from operations of $29.6 million and utilized $27.7 million for capital expenditures, resulting in free cash flow for fiscal 2024 of $1.9 million. Approximately $13.7 million of the $27.7 million in capital expenditures was spent on store development with the balance used primarily for technology projects.

We believe that the compensation earned by our Named Executive Officers in fiscal 2024, which reflected a decrease in performance-based compensation, was properly aligned with our operating performance. The following table shows total compensation earned and total realized pay for each of the Named Executive Officers in fiscal 2024 as compared to fiscal 2023:

	Total Compensation(1)			Total Realized Pay (2)
Named Executive Officer	Fiscal 2024	Fiscal 2023	% Change	Fiscal 2024	Fiscal 2023	% Change
Harvey S. Kanter	$2,894,568	$5,959,023	(51.4)%	$2,302,870	$4,269,385	(46.1)%
Peter H. Stratton, Jr.	$931,911	$1,048,280	(11.1)%	$781,920	$1,124,903	(30.5)%
Anthony J. Gaeta	$779,463	$872,760	(10.7)%	$673,185	$993,374	(32.2)%
Robert S. Molloy	$799,065	$948,334	(15.7)%	$757,831	$1,320,125	(42.6)%
James F. Reath	$780,651	—	—	$709,507	—	—

(1)
Total compensation reflects amounts as reported in the “Summary Compensation Table.” The primary driver of the decrease in total compensation in fiscal 2024 for all of our Named Executive Officers reflects a decrease in the performance payout of the annual incentive plan as well as a decrease in the performance under our 2022-2024 LTIP as compared to fiscal 2023.In addition, the compensation for Mr. Kanter in fiscal 2023 included the grant date fair value of $2.4 million for the grant of 573,000 performance stock units that were granted to Mr. Kanter in connection with the extension of his employment agreement in August 2023. As of the end of fiscal 2024, no performance stock units have vested.
(2)
Total realized pay is calculated as total compensation per the “Summary Compensation Table” minus the value of equity awards granted, as reported in the “Stock Awards” column and “Option Awards” column of that table, plus the value of any options exercised or stock awards that vested, as reflected in the “Option Exercises and Stock Vested” table for each of the respective years. Similar to total compensation, the decrease in realized pay for all Named Executive Officers in fiscal 2024 as compared to fiscal 2023 was due to a decrease in performance compensation.

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

The Compensation Committee periodically consults with the Segal Group ("Segal"), an independent firm that specializes in benefits and compensation, with respect to the structure and competitiveness of the Company’s executive compensation program compared to its proxy peer group. The Compensation Committee has assessed Segal’s independence and has concluded that no conflict of interest exists with respect to the services that it performs.

The Compensation Committee most recently engaged Segal to review Mr. Kanter’s compensation in August 2023 in connection with the extension of his “initial term” under his employment agreement from April 1, 2025 to August 11, 2026. At that time, Segal reviewed Mr. Kanter’s base salary and total direct compensation as well as provided guidance on the terms, conditions and value of a performance award that served as a retention award to extend his employment to August 2026. Based on market insights from Segal, including information derived from published surveys on CEO compensation in retail companies with annual revenues of $500 million to $1.0 billion and trends in CEO compensation, there were no other changes to Mr. Kanter’s compensation.

Fiscal 2024 Target Compensation

CEO Compensation. The Compensation Committee is responsible for determining the target compensation of our CEO. As discussed above, the Compensation Committee, working with Segal, most recently reviewed Mr. Kanter’s compensation in August 2023. With respect to setting 2024 target compensation, the Compensation Committee compared each element of the CEO’s Direct Compensation to published survey data and data from the Company’s peer group and concluded that no changes needed to be made to Mr. Kanter’s compensation. The Compensation Committee’s objective was that total target compensation should approximate the median target compensation of the Company’s peer group.

Other Named Executive Officers. Our CEO makes recommendations regarding the compensation paid to our other Named Executive Officers to the Compensation Committee for its review and approval. Our Named Executive Officers other than the CEO are provided with a competitive base salary and an opportunity to earn performance awards each year, which are driven by our overall financial targets, and an opportunity to participate in our equity incentive plans.

In 2022, Korn Ferry, an independent global organizational consulting firm, completed a study that evaluated all positions at our corporate office, ranging from entry level to the CEO, and using their job leveling methodology, created a career framework of job levels based on scope, complexity, and responsibilities of each role. The CEO, together with the Chief Human Resources Officer, uses this framework and the respective job levels when evaluating the annual compensation paid to the other Named Executive Officers. The Compensation Committee has assessed Korn Ferry’s independence and has concluded that no conflict of interest exists with respect to the services that it performs.

Our Peer Group

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers, we focus primarily on public companies within the specialty retail apparel business with similar revenue and/or market capitalization. The Compensation Committee engaged Korn Ferry to review its peer group for fiscal 2024. The companies in the fiscal 2024 peer group were:

•	Big 5 Sporting Goods	•	J.Jill, Inc.	•	Vera Bradley

•	Build-A-Bear Workshop, Inc.	•	Kirkland’s, Inc.	•	Vince Holding Corp.

•	Cato Group	•	Movado Group	•	Zumiez, Inc.

•	Citi Trends	•	Rocky Brands

•	Delta Apparel, Inc.	•	Shoe Carnival

•	Duluth Holding, Inc.	•	Tilly’s Inc.

In order to develop an appropriate peer group, we considered domestic, publicly-traded companies with a range of revenues and market capitalizations that may differ from those included by independent analysts, such as Institutional Shareholder Services. We do so because we believe that companies doing business in specialty retail markets with omni-channel distribution models provide a better benchmark for total shareholder return. An independent analyst may include a company that falls within the same Standard & Poor’s GICS code with similar revenue and market capitalization, but with a different business model, business risks, geographic locations, customer base and industry traffic trends which, consequently, may have nothing in common with our Company. For example, a company that owns automotive dealerships is within the same GICS code as our Company, but clearly has a distinctly different business model and is not affected by the same trends that affect specialty apparel retail. As compared to our fiscal 2024 peers, we fell just below the median for revenues and slightly above the median for market capitalization.

The Compensation Committee, utilizing the study that Korn Ferry prepared for fiscal 2024, referenced above, updated its peer group for fiscal 2025 to remove Delta Apparel, Inc., which filed for bankruptcy during 2024, and added Allbirds, Inc.

Say-on-Pay

At our 2023 Annual Meeting of Stockholders, stockholders voted on a non-binding advisory proposal as to the frequency with which we should conduct an advisory vote on executive compensation (a “say-on-pay” proposal). At that meeting, and in accordance with the recommendation of our Board, 97.2% of votes cast voted for the “one-year” frequency for advisory votes on executive compensation. Therefore, we intend to hold an advisory “say-on-pay” vote every year until the next “say-on-pay” frequency vote by our stockholders, which will be at our 2029 Annual Meeting of Stockholders.

At our 2024 Annual Meeting, stockholders voted on a non-binding advisory vote on executive compensation as disclosed in the 2024 Proxy Statement. Of the votes cast at the 2024 Annual Meeting on the “say-on-pay” proposal, 89.4% voted in favor of the proposal. The Compensation Committee considered the results of the 2024 advisory vote and believes that it affirms our stockholders' support for our approach to executive compensation, namely, to align short-term and long-term incentives with the Company’s financial performance. We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

Risk Assessment

We believe that our compensation programs do not provide incentives for unnecessary risk-taking by our employees. Our emphasis on performance-based annual and long-term incentive awards is designed to align executives with preserving and enhancing stockholder value. In addition, we use multiple objectives for our annual incentive plan (“AIP”), which limits the potential benefit from any single event of excessive risk-taking, and a cap on total payouts, as well as management processes for establishing key performance targets and monitoring our metrics. In addition, we have clawback policies in place relating to recoupment of compensation in the event of accounting restatements and misconduct of our executives, as described below under “Clawback Policies.” Based on these considerations, among others, we do not believe that our compensation policies and practices create risks that are likely to have a material adverse effect on our Company.

Compensation Components and Fiscal 2024 Compensation Decisions

We believe that our executive compensation policies and practices appropriately align the interests of our executives with those of our stockholders and emphasize the shared responsibility of our executive officers for the Company’s financial performance. Accordingly, the compensation of our Named Executive Officers is heavily weighted toward “at-risk” performance-based compensation.

The primary components of compensation for our Named Executive Officers in 2024 included base salary (“fixed compensation”), annual performance-based cash incentives under our AIP and long-term cash and/or equity incentives under our Long-Term Incentive Plan (“LTIP”) (“at-risk compensation”). The annual weight of each component leads to the following allocation of potential compensation that each executive can earn:

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

Base salaries are reviewed annually and adjustments are influenced by the Company’s performance in the previous fiscal year and the executive’s contribution to that performance. The executive’s performance is measured by various factors, including, but not limited to, achievement of specific individual and department goals. Additionally, adjustments may be considered with respect to an individual’s promotion that may occur during the fiscal year and any modifications in the individual’s level of responsibility.

The Compensation Committee expects the CEO’s base salary to be at or near the peer group median and to approximate 25%-33% of his target Direct Compensation. The base salary of our other Named Executive Officers is recommended by our CEO to the Compensation Committee for its review and approval and targets the median of the peer group and published industry compensation surveys.

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

2024 AIP Awards

On April 1, 2024, the Compensation Committee established the financial, operating and performance metrics for the 2024 AIP. Traditionally, the metrics for the AIP have been focused on the financial and operating performance of the Company in relation to our Board-approved budget. However, given the continued significant uncertainty surrounding the U.S. economy and the retail industry in particular, in order to keep employees engaged and motivated to achieve our strategic objectives should the macroeconomic situation deteriorate in 2024, the Compensation Committee once again added a second tier to the 2024 AIP program that was a relative measure, comparing the Company’s financial performance in fiscal 2024 against the financial performance of its 2024 peer group, as listed above under “Our Peer Group.”

Under this two-tier structure, the payout related to corporate or departmental targets accounted for 80% of the potential award and was determined based on the higher achievement of either TIER I (based on the Company’s approved financial plan) or TIER II (based on the relative financial performance of the Company to its 2024 peers).

TIER I Company performance metrics consisted of corporate targets for Sales and Adjusted EBITDA and departmental targets, if applicable, for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation. Under TIER I, the Company’s financial performance metrics accounted for 80% of the potential award for Messrs. Kanter, Stratton and Molloy and 40% of the potential award for Messrs. Gaeta and Reath. Mr. Gaeta’s performance metrics included specific store operation targets, and Mr. Reath’s performance metrics included specific marketing and digital targets, which accounted for 40% of their respective potential award. The performance metrics were derived from the Company’s annual operating plan for fiscal 2024. The Compensation Committee believed that sales and adjusted EBITDA continued to be the two most significant financial metrics for the 2024 AIP.

TIER II Company performance metrics consisted of corporate targets for Comparable Sales and Adjusted EBITDA Margin, each accounting for 40% of the potential award for each participant. Our Comparable Sales and Adjusted EBITDA Margin results for fiscal 2024 were compared to our 2024 peer group on a quartile ranking. For each metric, if the Company ranked in (i) the top quartile, the payout would be 100%; (ii) the second quartile, the payout would be 75%; and (iii) the third quartile, the payout would be 50%. No payout would be earned if the Company finished in the fourth quartile.

Individual performance metrics consisted of discretionary personal goals that accounted for the remaining 20% of the potential award for each of the Named Executive Officers under either TIER I or TIER II. See footnote 6 to the table below for a discussion of these individual targets.

For fiscal 2024, Mr. Kanter’s target participation in the AIP was at 100% of his earned salary with the potential to earn up to 200% of the TIER I corporate targets and 100% of the TIER II corporate targets, Mr. Stratton’s target participation was 60% of his earned salary with the potential to earn up to 150% of the TIER I corporate targets and 100% of the TIER II corporate targets, and the target participation for Messrs. Gaeta, Molloy and Reath was 50% of their respective earned salaries with the potential to earn up to 150% of the TIER I corporate and departmental targets and 100% of the TIER II corporate targets.

The 2024 AIP metrics were intended to be achievable, with an approximate 50% probability of achievement. The 2024 AIP performance metrics and actual results against these metrics were as follows:

:

	Metric	Award % Weight for Metric, other than Messrs. Gaeta and Reath	Award % Weight for Metric for Mr. Gaeta	Award % Weight for Metric for Mr. Reath	Minimum/Maximum Potential Payout	2024 Target	2024 Actual	Payout % Earned
TIER I - Company's Financial Performance (1)

Corporate - Target 1	Sales	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 97.2% of target and 150% payout at 101.8% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 101.8% of target.	$535.2 million	$467.0 million	0.0%
Corporate - Target 2	Adjusted EBITDA Margin (2)	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 86.5% of target and 150% payout at 108.1% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 108.1% of target.	$39.0 million	$19.9 million	0.0%
Departmental Goals, if applicable	Store Operations	-	40.0%	-	Includes payroll as a percentage of sales target, store net promoter score target and store conversion target.	(3)	(3)	(3)
	Marketing & Digital	-	-	40.0%	Includes ad-to-sales ratio target, customer count target, number of store visits target, and a digital transaction target.	(3)	(3)	(3)

TIER II - Company’s Financial Performance Measured Against the Company's 2024 Peers (1)

Corporate - Target 1	Comparable Sales (4)	40.0%	40.0%	40.0%	Top Quartile 100%; 2nd Quartile 75%; 3rd Quartile 50%; 4th Quartile no payout.	Top Quartile	4th Quartile	0.0%
Corporate - Target 2	Adjusted EBITDA Margin (5)	40.0%	40.0%	40.0%	Top Quartile 100%; 2nd Quartile 75%; 3rd Quartile 50%; 4th Quartile no payout.	Top Quartile	2nd Quartile	30.0%

INDIVIDUAL PERFORMANCE (6)

Individual Targets	Discretionary- Personal Goals	20.0%	20.0%	20.0%	Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO, whose individual performance was evaluated by the Compensation Committee). Participants were eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who was eligible to receive a discretionary award up to 40%.	20%	Varied by NEO	20.0%

(1)
The Company did not achieve the Corporate Metrics under TIER I, but did achieve one Corporate Metric under TIER II.
(2)
Adjusted EBITDA was calculated as earnings before interest, taxes, depreciation and amortization and before any impairment (gain) of assets and accrual for estimated non-recurring legal settlement costs. Adjusted EBITDA Margin was then calculated by dividing Adjusted EBITDA by total sales as reported.

(3)
The target for store net promoter score for fiscal 2024 was 79 and the actual net promoter score achieved was 80 for fiscal 2024, or 150% of target. The target for ad-to-sales ratio for fiscal 2024 was 7.1% and the actual ad-to-sales ratio was 6.8%, or 150% of target. The Company does not publicly disclose its store conversion rates, payroll as a percentage of sales, customer count, store visits, or number of digital transactions. Any discussion of metrics is limited to the percentage and/or dollar increase or decrease over a comparable period. Store conversion achieved 77% of target. If there had not been an award under TIER II, Messrs. Gaeta and Reath would have been entitled to an award payout under certain of these TIER I metrics. The Company failed to meet the minimum threshold for store payroll as a percentage of sales, customer count, store visits and number of digital transactions.
(4)
Each peer has its own calculation for comparable sales as it relates to treatment of new stores, remodeled stores or closed stores. For purposes of this metric, however, the Company relied on each peer's reported comparable sales results. For the few peers that do not report comparable sales, the Company used total sales and considered store openings/closings.
(5)
Adjusted EBITDA was calculated for all peers on a basis consistent with how the Company defines Adjusted EBITDA Margin, which is earnings before interest, taxes, depreciation and amortization and adjusted for any impairment (gain) of assets, restructuring and severance charges and other non-recurring items, such as the Company's accrual for estimated non-recurring legal costs. Adjusted EBITDA Margin was then calculated by dividing Adjusted EBITDA by total sales as reported.
(6)
Personal goals are part of the Company’s annual performance review. At the start of the fiscal year, each associate, including each of our Named Executive Officers, develops his/her “SMART” (specific, measurable, achievable, relevant and time-bound) goals, each containing a quantifiable measure. The personal goals for Messrs. Gaeta, Molloy and Reath, which are approved by the CEO, consisted of a combination of quantifiable goals specific to their respective corporate function. Mr. Gaeta’s personal goals were directly tied to the Company's stores achieving their metrics, as well as team development. Mr. Molloy’s personal goals were tied to ensuring strong corporate governance, legal and ethical compliance, and legal support and guidance throughout the organization. Mr. Reath's personal goals were strategic and tied to brand development, performance of marketing programs and team development. The personal goals for our CFO were quantifiable and were tied directly to the Company's performance, as well as team development and professional development of staff. Our CEO’s personal goals were tied to the Company's current performance and strategic initiatives under the Company’s long-term strategic plan.

As a result of achieving the performance targets under TIER II for fiscal 2024 pursuant to the 2024 AIP, as shown above, in April 2025, the Compensation Committee approved cash bonus payouts to our NEOs as follows:

Named Executive Officer	Payout at Target	Total Payout %	Total Cash Payout
Harvey S. Kanter	$850,000	50%	$425,000
Peter H. Stratton, Jr.	$249,554	50%	$124,777
Anthony J. Gaeta	$204,385	50%	$102,192
Robert S. Molloy	$197,231	50%	$98,616
James F. Reath	$204,385	50%	$102,192

2025 AIP

On March 28, 2025, the Compensation Committee established the financial, operating and performance metrics for the 2025 AIP. Given the continued uncertainty surrounding the U.S. economy and reduced consumer discretionary spending, the Compensation Committee believed that the two-tier approach used in the prior two years provided the appropriate balance to keep employees engaged and motivated to achieve our strategic objectives. Similar to the 2024 AIP, the Compensation Committee added a second tier to the 2025 AIP program that would be a relative measure, comparing the Company's financial performance in fiscal 2025 against the financial performance of its 2025 peer group, as discussed above under "Our Peer Group."

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

TIER I Company performance metrics are structured in the same manner as our historical AIPs and consist of corporate targets for Sales and Adjusted EBITDA Margin with departmental targets for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation. Under TIER I, the Company’s financial performance metrics account for 80% of the potential award for Messrs. Kanter, Stratton and Molloy and 40% of the potential award for Messrs. Gaeta and Reath. Mr. Gaeta’s performance metrics include specific store operation targets, and Mr. Reath's performance metrics include specific marketing and digital targets and account for 40% of their respective TIER I targets.

TIER II Company performance metrics consist of corporate targets for Comparable Sales and Adjusted EBITDA Margin, each accounting for 40% of the potential award for each participant. Our Comparable Sales and Adjusted EBITDA Margin results for fiscal 2025 will be compared to our 2025 peer group on a quartile ranking. For each metric, if the Company ranks in (i) the top quartile, the payout would be 100%; (ii) the second quartile, the payout would be 75%; and (iii) the third quartile, the payout would be 50%. No payout will be earned if the Company finishes in the fourth quartile.

Individual performance targets consisting of discretionary personal goals account for the remaining 20% of the potential award for each of the Named Executive Officers under either TIER I or TIER II. Mr. Kanter has the potential to earn up to

200% of his individual target, and Messrs. Stratton, Gaeta, Molloy and Reath have the potential to earn up to 150% of their individual targets.

The 2025 AIP performance metrics approved by the Compensation Committee are as follows:

	Metric	Award % Attributable to Metric, other than Mr. Gaeta and Mr. Reath	Award % Attributable to Metric for Mr. Gaeta	Award % Attributable to Metric for Mr. Reath	Minimum/Maximum Potential Payout
TIER I - Company's Financial Performance

Corporate - Target 1	Sales	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 96.9% of target and 150% payout at 103.1% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 103.1% of target.
Corporate - Target 2	Adjusted EBITDA Margin	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 88.4% of target and 150% payout at 104.7% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 104.7% of target.
Departmental Goals, if applicable	Store Operations	-	40.0%	-	Includes payroll as a percentage of sales target, net promoter score target and store conversion target.
	Marketing & Digital	-	-	40.0%	Includes targets for customer count, repeat visits, number of digital transactions and store visits.
					Departmental goals payouts range from 50% to 150% dependent upon achievement of the various targets.
TIER II - Company's Financial Performance Measured Against the Company's 2024 Peers

Corporate - Target 1	Comparable Sales	40.0%	40.0%	40.0%	Top Quartile 100%; 2nd Quartile 75%; 3rd Quartile 50%; 4th Quartile no payout.
Corporate - Target 2	Adjusted EBITDA Margin	40.0%	40.0%	40.0%	Top Quartile 100%; 2nd Quartile 75%; 3rd Quartile 50%; 4th Quartile no payout.

INDIVIDUAL PERFORMANCE

Individual Targets	Discretionary- Personal Goals	20.0%	20.0%	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the CEO (except with respect to the CEO, whose individual performance will be evaluated by the Compensation Committee). Participants are eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who is eligible to receive a discretionary award up to 40%.

The above targets for each metric in TIER I were derived from the Company’s annual operating plan and budget for the 2025 fiscal year and are intended to be achievable, with an approximate 50% probability of achievement. The likelihood of achieving the 2025 targets reflects the challenges inherent in achieving the goals and objectives of an ambitious operating plan, given the continuing uncertainty with respect to the economy, higher costs, and consumer discretionary spending. The Compensation Committee's adoption of the TIER II plan is to ensure that all participants in the AIP will be motivated in fiscal 2025.

For fiscal 2025, Mr. Kanter will continue to participate at 100% of his salary, Mr. Stratton will continue to participate at 60% of his salary, and Messrs. Gaeta, Molloy and Reath will continue to participate at 50% of their respective salaries.

•
Long-Term Incentive Plans (LTIP)

The Company’s LTIPs are designed to ensure that the interests of our executives are aligned with those of our stockholders to create sustainable shareholder value and to promote executive retention. Awards under each LTIP consist of a combination of time-based and performance-based awards for which payouts may consist of cash or equity or a combination of both. The performance-based portion of each LTIP is based on financial metric(s) measured over a three-year performance cycle. All equity awards granted under each LTIP are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan, as amended (the “2016 Plan”). Participants in the LTIPs are eligible to receive awards based on their “Target Cash Value,” which is defined as the participant’s annual base salary multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.

Effective beginning with the 2022-2024 LTIP, the LTIPs include a “Structured Retirement” provision, which provides an opportunity for greater vesting upon retirement where the participant assists the Company in ensuring the succession of the participant’s position within the Company prior to the participant’s retirement. In order to be eligible to participate in a Structured Retirement, (i) the participant must terminate employment after meeting the age and service requirements set forth in the LTIP, (ii) the Compensation Committee must confirm through proper corporate action that the participant has met all of the succession planning objectives set by the Compensation Committee for the participant, (iii) the participant must continue to work until the date required by the Compensation Committee (which may not be more than 60 days after the Compensation Committee confirms that the objectives have been met), and (iv) the participant must execute a release of claims in favor of the Company. The final determination as to whether the requirements of a Structured Retirement have been met is in the sole discretion of the Compensation Committee.

2022-2024 LTIP

The performance period for the Company’s 2022-2024 LTIP ended on February 1, 2025. The time-based awards under the 2022-2024 LTIP were granted in a combination of 50% RSUs and 50% cash that vests over four years, with the last tranche vesting on April 1, 2026.

The performance target, which was established by the Compensation Committee on April 9, 2022, was a three-year relative total shareholder return (“TSR”) as compared to the Company’s 2022 peer group, and the actual performance achieved was as follows:

2022-2024 LTIP Performance Period

Metric	Potential Payout	Target	Actual	Payout %
3-yr. relative TSR as compared to 2022 disclosed proxy peers (1)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.	2nd quartile	2nd quartile	100.0%

(1) For the Company and each of its 2022 disclosed proxy peers, the three-year relative TSR was calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 28, 2022 and January 31, 2025, adjusted for any dividends paid.

Based on the above achievement, subsequent to the end of fiscal 2024, the Compensation Committee approved a performance award, with an effective grant date of April 1, 2025, totaling $2.4 million, to be payable in a combination of 50% cash and 50% RSUs. All awards are subject to further vesting through August 31, 2025.

Approximately $1.3 million of the $2.4 million of the 2022-2024 LTIP award was earned by the Named Executive Officers.

The following is a summary of the awards granted to our Named Executive Officers on April 1, 2025 as a result of achieving the performance metrics under the 2022-2024 LTIP:

Name	RSUs	Cash
Harvey S. Kanter	$361,250	$361,250
Peter H. Stratton, Jr.	$91,575	$91,575
Anthony J. Gaeta	$56,875	$56,875
Robert S. Molloy	$67,550	$67,550
James F. Reath	$54,763	$54,763

2023-2025 LTIP and 2024-2026 LTIP

The following is a summary of the 2023-2025 LTIP and 2024-2026 LTIP in effect, but not completed, during fiscal 2024:

Summary of LTIPs	2023-2025		2024-2026
Effective date	May 1, 2023		April 1, 2024
Performance period	3yrs		3yrs
End of Performance Period	January 31, 2026		January 30, 2027
Target cash value	Annual Salary * Participation Rate		Annual Salary * Participation Rate
	Time-Based	Performance-Based	Time-Based	Performance-Based
Allocation of Target Cash Value	50%	50%	50%	50%
Award type	at effective date: 50% RSUs 50% Cash	RSUs, Cash or a combination thereof, when earned	at effective date: 50% RSUs 50% Cash	RSUs, Cash or a combination thereof, when earned
Vesting period	25% May 1, 2024 25% April 1, 2025 25% April 1, 2026 25% April 1, 2027	any award earned subject to additional vesting through August 31, 2026	25% April 1, 2025 25% April 1, 2026 25% April 1, 2027 25% April 1, 2028	any award earned subject to additional vesting through August 31, 2027

Performance Targets (1):	Target:	Min/Max Payout:	Target:	Min/Max Payout:
	3-yr. relative TSR as compared to 2023 disclosed proxy peers (2) (100% weight)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.	3-yr. relativeTSR as compared to 2024 disclosed proxy peers (3) (100% weight)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.

(1)
The Compensation Committee established just one performance metric, “Three-Year Relative Total Shareholder Return,” for both LTIPs and believed that this metric appropriately aligned management with the interests of our stockholders.
(2)
For the Company and each of its 2023 disclosed proxy peers, the three-year relative TSR will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 27, 2023 and January 30, 2026, adjusted for any dividends paid.
(3)
For the Company and each of its 2024 disclosed proxy peers, the three-year relative TSR will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 31, 2024 and January 29, 2027, adjusted for any dividends paid.

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

The following table illustrates the components of the LTIPs with the respective vesting dates, illustrating that the time-based portion of the LTIP acts as a retention tool:

		% of	Vesting of Awards by Fiscal Year:
Approval date	Performance Period	total award	2024	2025	2026	2027	2028
May 1, 2023	2023-2025 LTIP
	Time-Based Awards, vest April 1 (1), subject to forfeiture	50%	25%	25%	25%	25%	—
	Performance-Based Awards- vest August 31, if achieved	50%	—	—	100%	—	—

April 1, 2024	2024-2026 LTIP
	Time-Based Awards, vest April 1 (1), subject to forfeiture	50%	—	25%	25%	25%	25%
	Performance-Based Awards- vest August 31, if achieved	50%	—	—	—	100%	—
(1)
The first tranche of time-based awards vests on April 1 following the end of the first year of the performance period or one year from the date of grant, whichever is later.

2025-2027 LTIP

Effective April 1, 2025, the Compensation Committee established and approved the metric for the 2025-2027 LTIP. Consistent with previous years, the Compensation Committee established a three-year relative TSR as the only metric under the 2025-2027 LTIP. The Compensation Committee believes that the selection of a relative TSR against the Company’s 2025 peers (see “Our Peer Group”) aligns the interests of the LTIP participants with the interests of the Company’s stockholders. The Compensation Committee granted the time-based awards for the 2025-2027 LTIP in a combination of 50% RSUs and 50% cash.

•
Discretionary Cash and Equity Awards

No discretionary cash or equity awards were granted to our Named Executive Officers in fiscal 2024.

•
Other Compensation

We offer our senior executives, including our Named Executive Officers, supplemental disability insurance and long-term care and pay a portion of the premiums, which we do not pay for our other employees.

Our Named Executive Officers also receive benefits under certain group health, long-term disability and life insurance plans that are generally available to all of our eligible employees.

After six months of service with us, all of our employees, including our Named Executive Officers, are eligible to participate in a 401(k) savings plan and, after one year of employment with us, are eligible for a Company match. Under the 401(k) savings plan, the Company offers a qualified automatic contribution arrangement (“QACA”), with the Company matching 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).

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

The Compensation Committee
Willem Mesdag, Chair
Jack Boyle
Lionel F. Conacher

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our Named Executive Officers for fiscal 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Harvey S. Kanter	2024	$850,000	—	$722,498	—	$1,162,110	$159,960	$2,894,568
President and Chief Executive	2023	$866,346	—	$2,765,938	—	$2,167,112	$159,627	$5,959,023
Officer	2022	$830,539	—	$829,813	—	$2,402,969	$158,560	$4,221,881

Peter H. Stratton, Jr.	2024	$415,923	—	$183,147	—	$305,343	$27,498	$931,911
Executive Vice President, Chief	2023	$414,827	—	$91,571	—	$514,760	$27,122	$1,048,280
Financial Officer and Treasurer	2022	$405,846	—	$195,263	—	$526,585	$26,172	$1,153,866

Anthony J. Gaeta	2024	$408,769	—	$126,874	—	$219,772	$24,048	$779,463
Chief Stores and Real Estate	2023	$391,827	—	$56,872	—	$400,383	$23,678	$872,760
Officer	2022	$322,115	—	$134,310	—	$352,030	$22,565	$831,020

Robert S. Molloy	2024	$394,462	—	$135,099	—	$240,958	$28,546	$799,065
General Counsel and Secretary	2023	$393,423	—	$67,549	—	$458,060	$29,302	$948,334
	2022	$384,942	—	$165,988	—	$434,942	$28,295	$1,014,167

James F. Reath	2024	$408,769	—	$124,762	—	$207,949	$39,171	$780,651
Chief Marketing Officer

(1)
The amounts reflect the fair value, as of the grant date, of awards computed in accordance with the Financial Accounting Standards Board ASC Topic 718, and not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year. The fair value of stock option awards was estimated as of the date of grant using a Black-Scholes valuation model. The fair value of performance stock units, with a market condition, was valued as of the date of grant using a Monte Carlo valuation model. Additional information regarding the assumptions used to estimate the fair value of all awards is included in Note A and Note I to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
(2)
See the table "Stock Awards" below for a breakdown of 2024 amounts reflected in this column.

The fair value associated with the performance-based component of the equity awards under the 2024-2026 LTIP was determined based on the probable outcome of the performance conditions as of the service-inception date. Because the achievement of the performance targets under the 2024-2026 LTIP was not deemed probable as of the service-inception date, no value was attributed to the performance-based portion of these awards. In addition, performance-based compensation is a liability-based award until earned, at which time it can be settled in a combination of cash and/or equity. The following table reflects the fair value of the performance-based equity portion of the 2024-2026 LTIP assuming that 50% of the award is settled in equity and that the payout achieved is the highest level of performance for each of the Named Executive Officers:

Harvey S. Kanter	$541,875
Peter H. Stratton, Jr.	$137,363
Anthony J. Gaeta	$105,000
Robert S. Molloy	$101,325
James F. Reath	$105,000
(3)
Represents cash awards earned under the 2024 AIP, cash earned under the performance-based component of the 2022-2024 LTIP, the fourth tranche of time-vested cash of the 2020-2022 LTIP, the third tranche of time-vested cash under the 2021-2023 LTIP, the second tranche of time-vested cash under the 2022-2024 LTIP and the first tranche of time-vested cash under the 2023-2025 LTIP. See table “2024 Non-Equity (Cash) Incentive Plan Compensation” below for additional detail.
(4)
See table “All Other Compensation” below for a breakdown of 2024 amounts reflected in this column.

Stock Awards. The following table provides a breakdown of the amounts in fiscal 2024 in the “Stock Awards” column of the Summary Compensation Table above:

Name	2022-2024 LTIP Performance Based (1)	2024-2026 LTIP Time-Based (2)	Total Stock Awards
Harvey S. Kanter	$361,250	$361,248	$722,498
Peter H. Stratton, Jr.	$91,575	$91,572	$183,147
Anthony J. Gaeta	$56,875	$69,999	$126,874
Robert S. Molloy	$67,550	$67,549	$135,099
James F. Reath	$54,763	$69,999	$124,762

(1)
Represents the grant-date fair value of RSUs granted on April 1, 2025 as a result of the Company's achieving its performance targets under the 2022-2024 LTIP. The RSUs are subject to vesting through August 31, 2025.
(2)
Represents the grant-date fair value of time-based RSUs issued under the 2024-2026 LTIP, which vest in four tranches with the first 25% vesting on April 1, 2025 and the remaining tranches vesting on April 1, 2026, April 1, 2027, and April 1, 2028.

2024 Non-Equity (Cash) Incentive Plan Compensation. The following table provides a breakdown of the amounts for fiscal 2024 in the “2024 Non-Equity (Cash) Incentive Plan Compensation” column of the Summary Compensation Table above:

Name	Annual Incentive Plan (1)	2022-2024 LTIP Performance-Based(2)	2020-2022 LTIP Time-Based(3)	2021-2023 LTIP Time-Based (3)	2022-2024 LTIP Time-Based (3)	2023-2025 LTIP Time-Based (3)	Total Non- Equity (Cash)
Harvey S. Kanter	$425,000	$361,250	$78,094	$117,141	$90,312	$90,313	$1,162,110
Peter H. Stratton, Jr.	$124,777	$91,575	$17,282	$25,921	$22,894	$22,894	$305,343
Anthony J. Gaeta	$102,192	$56,875	$12,907	$19,360	$14,219	$14,219	$219,772
Robert S. Molloy	$98,616	$67,550	$16,407	$24,610	$16,887	$16,888	$240,958
James F. Reath	$102,192	$54,763	$4,007	$15,796	$13,691	$17,500	$207,949
(1)
Each Named Executive Officer earned a cash bonus under the 2024 AIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2024 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information about the payouts under the 2024 AIP.
(2)
Represents the cash award earned under the performance-based component of the 2022-2024 LTIP that was granted on April 1, 2025, with additional vesting through August 31, 2025. At the discretion of the Compensation Committee, the settlement of this liability-based award can be settled in cash, equity, or a combination thereof. For the 2022-2024 LTIP, the Compensation Committee voted to settle the performance-based award in a combination of 50% cash and 50% RSUs.
(3)
Represents the vesting of the fourth tranche of the time-based cash award granted in June 2020 under the 2020-2022 LTIP, the third tranche of the time-based cash award granted in March 2021 under the 2021-2023 LTIP, the second tranche of the time-based cash award granted in April 2022 under the 2022-2024 LTIP and the first tranche of the time-based cash award granted in April 2023 under the 2023-2025 LTIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2024 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information.

All Other Compensation. The following table provides a breakdown of the amounts for fiscal 2024 in the “All Other Compensation” of the Summary Compensation Table above:

Name	Auto Allowance	401(k)	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Travel Allowance	Other	Total Other Compensation
Harvey S. Kanter	$10,000	$12,075	$12,876	$5,009	$120,000	$—	$159,960
Peter H. Stratton, Jr.	$8,400	$12,075	$3,885	$3,063	$—	$75	$27,498
Anthony J. Gaeta	$8,400	$12,075	$—	$3,573	$—	$—	$24,048
Robert S. Molloy	$8,400	$12,075	$4,818	$3,253	$—	$—	$28,546
James F. Reath	$8,400	$12,075	$14,473	$4,223	$—	$—	$39,171

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is providing the following information about the relationship between the annual total compensation of the Company’s employees and the annual total compensation of the Company’s CEO. Our CEO-to-employee pay ratio has been calculated in accordance with Item 402(u) of Regulation S-K under the Exchange Act.

Under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure. We last identified our median employee on December 31, 2023. There has been no change in our employee population or employee compensation arrangements since that time that we believe would significantly impact the pay ratio disclosure for 2024 and require the identification of a new median employee.

The total annual compensation for our CEO, Mr. Kanter, for fiscal 2024, as shown in the “Summary Compensation Table,” was $2,894,568. The total annual compensation for our median employee, who is a full-time 40-hour employee, was $50,013, calculated using the same methodology as used in the “Summary Compensation Table.” Based on this information, for fiscal 2024, the ratio of the annual total compensation of Mr. Kanter, our CEO, to the median of the annual total compensation of all employees was 58 to 1. The methodology used to identify the median employee in 2023 was to evaluate all employees, other than our CEO, employed by the Company as of December 31, 2023, and performed the following:

•
We determined that, as of December 31, 2023, our employee population consisted of approximately 1,308 individuals, with 1,305 of these individuals located in the U.S. and 3 of these individuals located outside of the U.S. This population includes our full-time, part-time, and seasonal or temporary employees. Approximately 79% of our total employee population at December 31, 2023 was considered full-time employees.
•
To identify the “median employee” from our employee population, we compared the amount of compensation of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for the year ended December 31, 2023.
•
We annualized the compensation for any permanent full-time or part-time employees who started employment at the Company during calendar 2023. We did not annualize the compensation for any seasonal or temporary employees.
•
We excluded employees located outside of the U.S. under the de minimis exception to the pay ratio rule, which permits exclusion if a company’s non-U.S. employees account for 5% or less of its total employees. Accordingly, we have excluded three associates located in Hong Kong.

PAY VERSUS PERFORMANCE

Pay Versus Performance Table

In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Act, below is the disclosure regarding executive compensation for Harvey S. Kanter, our principal executive officer (“PEO”), our non-PEO NEOs, and our Company's financial performance for the fiscal years listed below. The Compensation Committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the years shown. The amounts shown for “Compensation Actually Paid” have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by our NEO's. These amounts reflect total compensation per the “Summary Compensation Table,” with certain required adjustments as described in the following table and footnotes.

For more information concerning our philosophy of how we align compensation for our NEOs to certain performance metrics, refer to the “Compensation Discussion and Analysis” above.

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($)(3)	Total Shareholder Return ($)	Peer Group Total Shareholder Return ($)(4)	Net Income (Loss) ($)(000's)	Adjusted EBITDA (Non-GAAP) ($)(000's)(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2024	$2,894,568	$844,299	$822,773	$712,029	$245.05	$173.20	$3,055	$19,913
2023	$5,959,023	$2,431,858	$929,250	$464,918	$374.77	$141.23	$27,854	$55,893
2022	$4,221,881	$7,093,048	$954,500	$1,482,529	$663.06	$124.59	$89,123	$73,808
2021	$3,616,278	$13,729,433	$909,752	$1,878,242	$390.09	$114.78	$56,713	$76,862
2020	$2,110,929	$2,270,835	$579,831	$563,984	$72.07	$106.22	$(64,538)	$(24,197)

(1)
For each fiscal year, the following table is a reconciliation of the adjustments between the compensation for our PEO per the Summary Compensation Table (column (b)) and Compensation Actually Paid (column (c)):

Fiscal Year:	2020	2021	2022	2023	2024
Summary Compensation Table ("SCT") Total for PEO (column (b))	$2,110,929	$3,616,278	$4,221,881	$5,959,023	$2,894,568
Deduct - SCT "Stock Award" value	—	(443,260)	(829,813)	(2,765,938)	(722,498)
Deduct - SCT "Option Award" value	(436,880)	(207,035)	—	—	—
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that vested in current year	(81,267)	4,203,022	227,798	(1,201,866)	(242,851)
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that are outstanding and unvested as of the current year-end	(59,872)	4,412,134	2,474,982	(1,524,935)	(1,722,956)
Add - year-end fair value of equity awards granted in the current year that are outstanding and unvested as of the current year-end	737,926	2,148,295	998,200	1,982,373	638,036
Add or Deduct - vesting date fair value of equity awards granted and vested in current year	—	—	—	—	—
Deduct - fair value as of prior year end of equity awards granted in prior years that failed to vest in the current year	—	—	—	(16,800)	—
Compensation Actually Paid to PEO (column (c))	$2,270,835	$13,729,433	$7,093,048	$2,431,858	$844,299

(2)
Our Non-PEO NEOs for fiscal 2024 were Peter H. Stratton, Anthony J. Gaeta, Robert S. Molloy and James F. Reath. For fiscal 2023 and fiscal 2022 our Non-PEO NEOs were Messrs. Stratton, Gaeta, Molloy and Allison Surette, our Chief Merchandising Officer. For fiscal 2021 and fiscal 2020, our Non-PEO NEOs were Messrs. Stratton, Molloy, Gaeta and Ujjwal Dhoot, our former Chief Marketing Officer.
(3)
For each fiscal year, the following table is a reconciliation of the adjustments between the average compensation for our Non-PEO NEOs per the Summary Compensation Table (column (d)) and average Compensation Actually Paid to Non-PEO NEOs (column (e)):

Fiscal Year:	2020	2021	2022	2023	2024
Average Summary Compensation Table Total for Non-PEO NEOs (column (d))	$579,831	$909,752	$954,500	$929,250	$822,773
Deduct - SCT "Stock Award" value	—	(79,352)	(156,331)	(69,310)	(142,471)
Deduct - SCT "Option Award" value	(53,009)	(44,496)	—	—	—
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that vested in current year	(44,540)	122,413	31,521	(158,089)	(43,328)
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that are outstanding and unvested as of the current year-end	(14,636)	524,801	464,934	(302,611)	(49,931)
Add - year-end fair value of equity awards granted in the current year that are outstanding and unvested as of the current year-end	96,338	445,124	187,905	65,679	124,986
Add or Deduct - vesting date fair value of equity awards granted and vested in current year	—	—	—	—	—
Deduct - fair value as of prior year end of equity awards granted in prior years that failed to vest in the current year	—	—	—	—	—
Average Compensation Actually Paid to Non-PEO NEOs (column (e))	$563,984	$1,878,242	$1,482,529	$464,918	$712,029
(4)
The Peer Group TSR used in this table is the Dow Jones U.S. Apparel Retailers Index (assuming reinvestment of all dividends), which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K, included in our Annual Report on Form 10-K for the year ended February 1, 2025. The comparison assumes that $100 was invested for the period starting January 31, 2020 through the end of each fiscal year.
(5)
We have identified Adjusted EBITDA as our Company Selected Measure. Adjusted EBITDA is a Non-GAAP financial measure. For our Company, Adjusted EBITDA represents earnings before interest, taxes and depreciation and amortization and before the loss from termination of retirement plans, non-recurring accrual for estimated legal settlement costs, and asset impairment (gain), if any.

Pay Versus Performance Relationships Descriptions

The following charts depict the relationships between Compensation Actually Paid ("CAP") for our PEO and non-PEO NEOs and the financial metrics included in the table above.

Description of Relationship Between PEO and Non-PEO Compensation Actually Paid and Company's TSR

The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our Non-PEO NEOs, and the Company’s cumulative TSR over the five most recently completed fiscal years.

CAP vs. Company TSR
Compensation Actually Paid
$14,000,000
$12,000,000
$10,000,000
$8,000,000
$6,000,000
$4,000,000
$2,000,000
$-
$700
$600
$500
$400
$300
$200
$100
$-
Cumulative Company TSR
(value of initial $100 investment)
$72.07
$390.09
$663.06
$374.77
$245.05
2020
2021
2022
2023
2024
PEO
Average for Non-PEO NEOs
Company TSR

Description of Relationship Between the Company TSR and Peer Group Cumulative TSR

The following chart shows the cumulative TSR of the Company, assuming an initial fixed $100 investment and computed in accordance with the requirements of Item 402(v) of Regulation S-K, versus the Dow Jones U.S. Apparel Retailers, assuming an initial fixed $100 investment on January 30, 2020 (end of fiscal 2019) and computed in accordance with the requirements of Item 402(v) of Regulation S-K.

Company TSR vs. Peer Group TSR

$750
$650
$550
$450
$350
$250
$150
$50
Cumulative TSR
(value of initial $100 investment)

	January 31, 2020	January 29, 2021	January 28, 2022	January 27, 2023	February 2, 2024	February 1, 2025
Company Cumulative TSR	$100.00	$72.07	$390.09	$663.06	$374.77	$245.05
Peer Group Cumulative TSR	$100.00	$106.22	$114.78	$124.59	$141.23	$173.20

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Net Income (Loss)

The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our Non-PEO NEOs and net income (loss) during the five most recently completed fiscal years. Net income for fiscal 2022 included a non-recurring tax benefit related to the release of our tax valuation allowance of $31.6 million.

CAP vs. Net Income (Loss)
Compensation Actually Paid
$13,000,000
$10,000,000
$7,000,000
$4,000,000
$1,000,000
$(2,000,000)
Net Income (in thousands)
$95,000
$75,000
$55,000
$35,000
$15,000
$(5,000)
$(25,000)
$(45,000)
$(65,000)
$(64,538)
$56,713
$89,123
$27,854
$3,055
2020
2021
2022
2023
2024
PEO
Average for Non-PEO NEOs
Net Income (Loss)

Description of Relationship Between PEO and Non-PEO NEO CAP and Company-Selected Measure

The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our Non-PEO NEOs, and Adjusted EBITDA, a non-GAAP measure (our Company-Selected Measure) during the five most recently completed fiscal years.

CAP vs. Adjusted EBITDA
Compensation Actually Paid
$13,000,000
$11,000,000
$9,000,000
$7,000,000
$5,000,000
$3,000,000
$1,000,000
$(1,000,000)
Adjusted EBITDA (in thousands)
$90,000
$70,000
$50,000
$30,000
$10,000
$(10,000)
$(30,000)
$(24,197)
$76,862
$73,808
$55,893
$19,913
2020
2021
2022
2023
2024
PEO
Average for Non-PEO NEOs
Adjusted EBITDA

Tabular List of Most Important Performance Measures

As discussed above in more detail under "Compensation Discussion and Analysis - Compensation Components and Fiscal 2024 Compensation Decisions," the Compensation Committee uses several financial and operational performance measures in making its compensation decisions. The following list represents the most important financial performance measures used by the Company to link CAP to our PEO and other NEOs to Company performance for fiscal 2024.

• Adjusted EBITDA (a non-GAAP measure)
• TSR
• Sales Growth

Employment Agreements

Harvey S. Kanter, President, Chief Executive Officer and Director

On February 19, 2019, we entered into an employment agreement with Mr. Kanter, pursuant to which Mr. Kanter was appointed as President, Chief Executive Officer and a director of the Company effective April 1, 2019. From February 19, 2019 to March 31, 2019, Mr. Kanter served as an Advisor to the Acting CEO. The initial term of the agreement was three years and could be automatically renewed upon the same terms and conditions for successive periods of one year, unless either party terminated the agreement in accordance with its terms.

In February 2022, the Compensation Committee engaged Segal to review Mr. Kanter’s direct compensation. Effective April 1, 2022, the Company and Mr. Kanter entered into an updated employment agreement (the “Employment Agreement”). The initial term of the Employment Agreement was for three years, unless terminated earlier in accordance with its terms (the “Initial Term”).

On August 11, 2023, the Company and Mr. Kanter entered into the First Amendment (the “Amendment”) to the Employment Agreement (as amended, the “Amended Employment Agreement”). The Amendment extended the initial term of Mr. Kanter’s employment from April 1, 2025 to August 11, 2026, unless terminated earlier in accordance with the terms of the Amended Employment Agreement (the “Initial Term”). At the expiration of the Initial Term, the Amended Employment Agreement will automatically renew, upon the same terms and conditions, for successive periods of one year, unless either party provides advance written notice in accordance with the terms of the Amended Employment Agreement.

Pursuant to his Amended Employment Agreement, Mr. Kanter receives an annual base salary of $850,000 as President and Chief Executive Officer with an annual automobile allowance of $10,000. Mr. Kanter receives a quarterly travel allowance in the amount of $30,000, which is intended to be used for travel between Mr. Kanter’s home and the Company’s corporate offices.

In connection with the extension of the Initial Term under the Amendment, Mr. Kanter received 573,000 performance share units (“PSUs”) to be settled in shares of the Company’s common stock upon vesting. The award will vest, if at all, in nine installments, when the trailing 30-day volume-weighted average closing price of a share of the Company’s common stock meets or exceeds $6.50, $6.75, $7.00, $7.25, $7.50, $7.75, $8.00, $8.25, and $8.50, respectively, subject to a minimum one-year vesting from the date of grant. Any unvested PSUs will expire on August 11, 2026.

Mr. Kanter is eligible to participate in our annual incentive plan at a target rate of 100% of his earned salary, up to a maximum payout of up to 200% of target. Mr. Kanter is also eligible to participate in our long-term incentive plans at a target bonus equal to 170% of his base salary in effect on the effective date of participation. Pursuant to the terms of the LTIP, 50% of any award will be time-based compensation and 50% will be performance-based compensation. The maximum payout of performance-based compensation is 150% of target.

Pursuant to the Amended Employment Agreement, if Mr. Kanter terminates his employment for Good Reason (as defined in the Amended Employment Agreement) or the Company terminates his employment without Justifiable Cause (as defined in the Amended Employment Agreement):

(i)
During the Initial Term of the Amended Employment Agreement, Mr. Kanter will be eligible to receive, subject to certain requirements described in the Employment Agreement, a severance payment equal to (x) the base salary that he would have been paid through the end of the Initial Term plus (y) bonuses under the AIP for the remaining partial and complete fiscal years in the Initial Term as if Mr. Kanter had remained employed through the end of the Initial Term. Bonuses will be calculated assuming target and any partial year will be prorated. The severance payment will be paid in 24 monthly installments;
(ii)
During any one-year period that commences after the end of the Initial Term, Mr. Kanter will be eligible to receive a payment equal to (x) his then-current base salary plus (y) the then value of his target bonus under the AIP, payable in 24 monthly installments; and
(iii)
If the Company timely elects not to renew the Amended Employment Agreement after the Initial Term, Mr. Kanter will be eligible to receive a payment equal to (x) three months of his then-current base salary plus (y) the then value of 25% of his target bonus under the AIP, payable in 24 monthly installments.

If Mr. Kanter’s employment is terminated by him for Good Reason or by the Company without Justifiable Cause during the one-year period following a Change in Control (as defined in the 2016 Plan), then Mr. Kanter will be eligible to receive, subject to certain requirements described in the Employment Agreement, a payment equal to (i) two times his then-current base salary plus (ii) the then value of two times his target bonus under the AIP, generally payable in a lump sum within 60 days of the termination of his employment following a Change in Control.

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

Employment Agreements with Other Named Executive Officers

We have employment agreements with each of Named Executive Officers other than our CEO (collectively, the “NEO Employment Agreements”). The term of each NEO Employment Agreement begins on the respective effective date and continues until terminated by either party. Our Named Executive Officers are eligible to participate in our AIP. Each Named Executive Officer is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

Each of the NEO Employment Agreements provides that, if the executive officer’s employment is terminated by us at any time for any reason other than “justifiable cause” (as defined in the NEO Employment Agreements), disability or death, we are required to pay the executive the executive’s then-current base salary for five months after the effective date of such termination. This severance benefit is conditioned upon the executive’s execution of a general release. These payments are not made if the executive is terminated with “justifiable cause,” the executive resigns, or the executive dies or becomes disabled. The Named Executive Officers would also be entitled to additional payments or acceleration of awards under the AIP and LTIP programs, in accordance with the terms of those plans.

If the Named Executive Officer’s employment is terminated at any time within one year following a Change of Control (as defined in the NEO Employment Agreements) other than for “justifiable cause,” or if the executive resigns for “good reason” (as defined in the NEO Employment Agreements), then we will be obligated to pay the executive an amount equal to twelve months of the executive’s highest base salary in effect at any time during the six-month period ending on the date of the Change of Control. This payment also is conditioned upon the executive’s execution of a general release. Payments made under this provision are to be reduced if and to the extent necessary to avoid any payments or benefits to the executive being treated as “excess parachute payments” within the meaning of Section 280G(b)(i) of the Internal Revenue Code.

The NEO Employment Agreements contain confidentiality provisions pursuant to which each executive agrees not to disclose confidential information regarding our Company. The NEO Employment Agreements also contain covenants pursuant to which each executive agrees, during the term of his/her employment and for a one-year period following the termination of his/her employment, not to have any connection with any business that is a specialty retailer that primarily distributes, sells or markets so-called “big and tall” apparel of any kind for men or that utilizes the “big and tall” retail or wholesale marketing concept as part of its business.

Estimated Potential Payments to Named Executive Officers

The following table shows the payments that would be made to our Named Executive Officers assuming a “termination without cause” or a “resignation for good reason” (each a “Qualifying Termination”) or a Qualifying Termination following a Change in Control, as described in the employment agreements, as of February 1, 2025.

			Long-Term Incentive Plan
Name	Continued Base Salary(1)	Annual Incentive Plan (2)	Time- Based Awards (3) (5)	Performance- Based Compensation (4)(5)	Total Potential Payments
Harvey S. Kanter
Qualifying Termination	$2,620,833	$425,000	$981,256	$1,445,872	$5,472,961
Qualifying Termination due to change in control	$3,400,000	$425,000	$981,256	$1,445,872	$6,252,128
Peter H. Stratton, Jr.
Qualifying Termination	$209,605	$124,777	$250,124	$366,521	$951,027
Qualifying Termination due to change in control	$419,210	$124,777	$250,124	$366,521	$1,160,632
Anthony J. Gaeta
Qualifying Termination	$206,000	$102,192	$173,948	$236,363	$718,503
Qualifying Termination due to change in control	$412,000	$102,192	$173,948	$236,363	$924,503
Robert S. Molloy
Qualifying Termination	$198,790	$98,616	$197,980	$270,363	$765,749
Qualifying Termination due to change in control	$397,580	$98,616	$197,980	$270,363	$964,539
James F. Reath
Qualifying Termination	$206,000	$102,192	$144,075	$249,695	$701,962
Qualifying Termination due to change in control	$412,000	$102,192	$144,075	$249,695	$907,962
(1)
Because Mr. Kanter was in the Initial Term of his Amended Employment Agreement as of February 1, 2025, for a Qualifying Termination, Mr. Kanter would have been entitled to receive, as continued base salary, the sum of the remaining base salary and annual incentive payout, assuming target, that he would have received during the Initial Term of his employment. For the other Named Executive Officers, continued base salary for Qualifying Termination assumes six months of salary, which includes one month for notice. Continued base salary for Qualifying Termination due to change in control is the sum of two times base salary plus the then-amount of the annual incentive payout at target for Mr. Kanter and one-year base salary for the other Named Executive Officers.
(2)
These amounts represent the actual incentive earned for 2024 AIP. See “Compensation Discussion and Analysis - Compensation Components and Fiscal 2024 Compensation Decisions - Discretionary Cash and Equity Awards” for more information regarding this award.
(3)
Time-based awards under our LTIPs represent time-based RSUs and stock options under our 2021-2023 LTIP, 2022-2024 LTIP, 2023-2025 LTIP and 2024-2026 LTIP. Because the respective performance periods for the 2021-2023 LTIP and 2022-2024 LTIP would have been complete as of February 1, 2025, all outstanding awards would have become fully vested under both a Qualifying Termination and Qualifying Termination due to a change in control. Because the 2023-2025 LTIP would have completed the second year of its performance period and the 2024-2026 LTIP would have completed the first year of its performance period, as of February 1, 2025, each participant would have vested in RSUs and stock options based on a pro-rata vesting percentage, which is calculated based on the number of effective days of participation over the total number of days in the performance period.
(4)
Includes the actual performance award earned under the 2022-2024 LTIP. Because the performance periods for the 2023-2025 LTIP and the 2024-2026 LTIP were not complete as of February 1, 2025, for a Qualifying Termination, each participant would be entitled to receive a pro-rated vesting percentage at the end of the performance period for each of the respective LTIPs based on the actual performance level achieved. The above table assumes the performance level achieved is at target. For a Qualifying Termination due to a change in control, each participant would be entitled to receive a pro-rated vesting percentage at the date of the change in control at target. Mr. Kanter’s 573,000 PSUs would forfeit unexercised unless, during the 30 days following his termination, a performance target is achieved. In such case, he would be entitled to any unvested PSUs that would have vested as though he had not been terminated.
(5)
All time-based RSUs awards that would vest upon an assumed termination on February 1, 2025 were valued using the closing stock price of our stock on January 31, 2025 of $2.72 per share. The value of all outstanding stock options that would become exercisable upon an assumed termination on February 1, 2025 were valued using the spread between the closing stock price of our stock on January 31, 2025 and the respective exercise price of such stock option.

Clawback Policies

Executive Clawback Policy. The Board adopted a clawback policy (the “Executive Clawback Policy”) that complies with the final SEC regulations mandated by the Dodd-Frank Act and Nasdaq Listing Rule 5608. The Executive Clawback Policy provides for repayment of incentive-based compensation in the event of an accounting restatement resulting from noncompliance with financial reporting requirements under federal securities laws. The policy applies to current and former executives and requires reimbursement or forfeiture of any excess incentive compensation received by an executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. The Executive Clawback Policy is in addition to the Company’s other clawback policies and provisions described below.

Other Clawback Policies and Provisions. Our employment agreements with members of our senior management and our long-term incentive plans contain clawback provisions that provide for remedies in the event that we learn, after a senior executive is terminated by us other than for “justifiable cause,” that the senior executive could have been terminated for “justifiable cause.” In addition, since August 2018, we have had an executive incentive pay clawback policy that permits the Company to recover incentive-based cash and/or equity compensation from current and former executive officers of the Company in certain circumstances.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

The Company does not have any formal policies and practices regarding the timing of awards of options in relation to the disclosure of material non-public information (“MNPI”). The Compensation Committee is solely responsible for the approval of equity stock option awards made to our CEO and other NEOs. The Compensation Committee and the Company’s General Counsel monitor the Company’s equity grant practices to ensure that such practices comply with governing regulations and are consistent with good corporate practice. The Board and the Compensation Committee do not take MNPI into account when determining the timing and terms of such awards, and the Company does not time the disclosure of MNPI for the purpose of affecting the value of executive compensation.

The majority of equity awards granted on an annual basis are pursuant to the Company’s LTIP. Under the LTIP, the Compensation Committee must annually approve the three-year performance target(s) within the first 25% of the applicable three-year performance period to be effective. Historically, the Compensation Committee has discussed and approved such targets during one of its meetings in the spring, at which time it will also approve the grant of time-based awards under the applicable LTIP and the grant of any performance-based awards earned under a prior year’s completed LTIP. Such awards may be granted, at the sole discretion of the Compensation Committee, as a combination of cash, stock options or RSUs. Because the Compensation Committee’s approval of such awards is likely to occur prior to the Company’s release of fiscal year earnings and the Company therefore possesses MNPI, the Compensation Committee sets a future grant date that is first subject to the Audit Committee’s approval of the recently concluded fiscal year’s financial results and the filing of our Annual Report on Form 10-K and/or the furnishing of our earnings release, which has historically been greater than four days. The Compensation Committee may also make off-cycle grants throughout the year in connection with new hires, promotions or role transitions. The timing of the grant is generally tied to the event giving rise to the award, such as an executive officer’s commencement of employment or a promotion effective date. As a result, the timing of the grant occurs independent of the release of any MNPI. During fiscal 2024, there were no grants of stock options or similar equity instruments by the Company.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2024.

2024 GRANTS OF PLAN-BASED AWARDS

		Service	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Inception	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
	Date	Date	($)	($)	($)	($) (1)	($) (1)	($) (1)	(#)	(#)	($ / Sh)	($)
Harvey S. Kanter
2024 AIP (2)		4/27/2023	$170,000	$850,000	$1,700,000	—	—	—	—	—	—	—
2024-2026 LTIP, Time-Based (3)	4/1/2024	2/4/2024	—	$361,250	—	—	—	—	101,760	—	—	$361,249
2024-2026 LTIP, Performance-Based (3)	4/1/2024	2/4/2024	$180,625	$361,250	$541,875	$180,625	$361,250	$541,875	—	—	—	—
Peter H. Stratton, Jr.
2024 AIP (2)		4/27/2023	$49,911	$249,554	$374,331	—	—	—	—	—	—	—
2024-2026 LTIP, Time-Based (3)	5/1/2023	1/29/2023	—	$91,575	—	—	—	—	25,795	—	—	$91,571
2024-2026 LTIP, Performance-Based (3)	5/1/2023	1/29/2023	$45,788	$91,575	$137,363	$45,788	$91,575	$137,363	—	—	—	—
Anthony J. Gaeta
2024 AIP (2)		4/27/2023	$40,877	$204,385	$306,577	—	—	—	—	—	—	—
2024-2026 LTIP, Time-Based (3)	5/1/2023	1/29/2023	—	$70,000	—	—	—	—	19,718	—	—	$70,000
2024-2026 LTIP, Performance-Based (3)	5/1/2023	1/29/2023	$35,000	$70,000	$105,000	$35,000	$70,000	$105,000	—	—	—	—
Robert S. Molloy
2024 AIP (2)		4/27/2023	$39,446	$197,231	$295,847	—	—	—	—	—	—	—
2024-2026 LTIP, Time-Based (3)	5/1/2023	1/29/2023	—	$67,550	—	—	—	—	19,028	—	—	$67,550
2024-2026 LTIP, Performance-Based (3)	5/1/2023	1/29/2023	$33,775	$67,550	$101,325	$33,775	$67,550	$101,325	—	—	—	—
James F. Reath
2024 AIP (2)		4/27/2023	$40,877	$204,385	$306,577	—	—	—	—	—	—	—
2024-2026 LTIP, Time-Based (3)	5/1/2023	1/29/2023	—	$70,000	—	—	—	—	19,718	—	—	$70,000
2024-2026 LTIP, Performance-Based (3)	5/1/2023	1/29/2023	$35,000	$70,000	$105,000	$35,000	$70,000	$105,000	—	—	—	—

(1)
Performance-based awards under the LTIP plans are denominated in dollars at the service inception date and are accounted for as a liability during the performance period. The actual grant date of equity awards, if any, will occur only if the performance targets are achieved and only if the Compensation Committee were to decide to grant a portion or all of the award in the form of equity. For purposes of this table, it is assumed that any performance-based award earned under the 2024-2026 LTIP would be granted in a combination of 50% cash and 50% equity. See footnote 3 below for additional information on the 2024-2026 LTIP.
(2)
The threshold payout for each executive assumes the achievement of only the individual personal goals, the target payout assumes 100%, and the maximum payout assumes 150% of the payout targets under the 2024 AIP, with the exception of the maximum payout for Mr. Kanter which is 200%. See “Compensation Components and Fiscal 2024 Compensation Decisions - Performance-based annual incentive plan – 2024 AIP” for more information on the targets set under the 2024 AIP. The respective actual cash payment made to each of the Named Executive Officers under the 2024 AIP is included in the “Summary Compensation Table” for fiscal 2024.
(3)
Effective April 1, 2024, the Compensation Committee approved the performance target for the 2024-2026 LTIP. The performance-based awards represent 50% of the total potential payout under the 2024-2026 LTIP and assumes that 50% is payable in cash and 50% payable in equity. The amounts in the above table represent the dollar value of any future grant of cash and equity assuming a potential payout at threshold, target and maximum for each executive estimated based on achieving 50%, 100% and 150%, respectively, of the payout targets set by the Compensation Committee. The actual grant of equity will occur only if the performance targets are achieved and only if the Compensation Committee decides to grant a portion or all of the award in equity. The remaining 50% of the total potential payout under the 2024-2026 LTIP represents time-based awards, which were granted 50% cash and 50% in RSUs. The above table reflects the cash award and the RSUs that were granted on April 1, 2024. The cash award and the RSUs vest in four equal tranches, with the first tranche vesting on April 1, 2025 and the remaining tranches vesting on April 1, 2026, April 1, 2027, and April 1, 2028. See “Compensation Components and Fiscal 2024 Compensation Decisions - Long-term incentive plans - 2024-2026 Performance Period” above for more information on the targets.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2024.

2024 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)		($)	Date	(#)		($)(1)	(#)		($)(1)
Harvey S. Kanter	—	—	—				—		—	573,000	(2)	182,086
	—	—	—				35,981	(3)	$97,868	—		—
	—	—	—				61,717	(4)	$167,870	—		—
	—	—	—				101,760	(5)	$276,787	—		—
	150,000	—	—	(6)	$0.64	6/10/2030	—		—	—		—
	442,040	—	—	(7)	$0.53	6/11/2030	—		—	—		—
	167,980	—	83,990	(8)	$0.69	3/8/2031	—		—	—		—
	70,843	—	—	(9)	$0.75	3/9/2031	—		—	—		—

Peter H. Stratton, Jr.	175,636	—	—	(7)	$0.53	6/11/2030	—		—	—		—
	55,758	—	18,586	(8)	$0.69	3/8/2031	—		—	—		—
	36,116	—	—	(9)	$0.75	3/9/2031	—		—	—		—
	—	—	—				9,121	(3)	$24,809	—		—
	—	—	—				15,644	(4)	$42,552	—		—
	—	—	—				25,795	(5)	$70,162	—		—

Anthony J. Gaeta	146,108	—	—	(7)	$0.53	6/11/2030	—		—	—		—
	41,642	—	13,880	(8)	$0.69	3/8/2031	—		—	—		—
	16,058	—	—	(9)	$0.75	3/9/2031	—		—	—		—
	—	—	—				5,664	(3)	$15,406	—		—
	—	—	—				9,716	(4)	$26,428	—		—
	—	—	—				19,718	(5)	$53,633	—		—

Robert S. Molloy	125,731	—	—	(7)	$0.53	6/11/2030	—		—	—		—
	32,934	—	17,645	(8)	$0.69	3/8/2031	—		—	—		—
	14,287	—	—	(9)	$0.75	3/9/2031	—		—	—		—
	—	—	—				6,728	(3)	$18,300	—		—
	—	—	—				11,540	(4)	$31,389	—		—
	—	—	—				19,028	(5)	$51,756	—		—

James F. Reath	2,267	—	—	(10)	$5.30	9/26/2032	—		—	—		—
	2,915	—	1,457	(10)	$5.30	9/26/2032	—		—	—		—
	—	—	—				5,166	(10)	$14,052	—		—
	—	—	—				10,947	(11)	$29,776	—		—
	—	—	—				11,959	(4)	$32,528	—		—
	—	—	—				19,718	(5)	$53,633	—		—

(1)
The value of shares was calculated using the closing price of our common stock of $2.72 on February 1, 2025.
(2)
This award represents an award granted to Mr. Kanter in August 2023 in connection with the extension of his employment agreement. The award will vest, if at all, in nine installments when the trailing 30-day volume-weighted average closing price of a share of the Company’s common stock meets or exceeds $6.50, $6.75, $7.00, $7.25, $7.50, $7.75, $8.00, $8.25 and

$8.50, respectively, subject to a minimum one-year vesting from the date of grant. Any unvested PSUs will expire on August 11, 2026. The fair value of the PSUs at February 1, 2025 was determined using a Monte Carlo valuation model.
(3)
These awards represent the unvested portion of RSUs granted on April 9, 2022 in connection with our 2022-2024 LTIP. These awards vest in two remaining equal tranches on April 1, 2025 and April 1, 2026.
(4)
These awards represent the unvested portion of RSUs granted on May 1, 2023 in connection with our 2023-2025 LTIP. These awards vest in three remaining equal tranches on April 1, 2025, April 1, 2026 and April 1, 2027.
(5)
These awards represent RSUs granted on April 1, 2024 in connection with our 2024-2026 LTIP. These awards vest in four equal tranches on April 1, 2025, April 1, 2026, April 1, 2027 and April 1, 2028.
(6)
This award represents a discretionary grant of stock options to Mr. Kanter in fiscal 2020 that vested in three equal tranches.
(7)
These awards represent stock options granted on June 11, 2020 in connection with the time-based portion of our 2020-2022 LTIP. All remaining outstanding stock options are fully vested.
(8)
These awards represent stock options granted on March 8, 2021 in connection with the time-based portion of our 2021-2023 LTIP. The last tranche of these awards became fully vested on April 1, 2025.
(9)
These awards represent a discretionary grant of stock options on March 9, 2021 to Mr. Kanter and the active members of management who were participants in the 2018-2020 LTIP. All remaining outstanding stock options are fully vested.
(10)
These awards represent a pro-rata grant of stock options on September 26, 2022 to Mr. Reath in connection with his hiring related to the time-based portion of the 2020-2022 LTIP, the 2021-2023 LTIP and the 2022-2024 LTIP.
(11)
This award represents the unvested portion of Mr. Reath's new hire award, which will vest in October 2025.

Option Exercises and Stock Vested Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2024.

2024 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of shares Vested (#)(2)	Value Realized on Vesting ($) (3)
Harvey S. Kanter	—	$—	38,562	$130,800
Peter H. Stratton, Jr.	—	$—	9,775	$33,156
Anthony J. Gaeta	—	$—	6,072	$20,596
Robert S. Molloy	20,000	$69,406	7,211	$24,459
James F. Reath	—	$—	17,515	$53,618

(1)
The “Value Realized on Exercise” is the market price of the underlying security on the date of exercise, minus the exercise cost. The value realized is for informational purposes only and does not purport to represent that such individual actually sold the underlying shares or that the underlying shares were sold on the date of exercise. Furthermore, such value realized does not take into consideration individual income tax consequences.
(2)
The stock awards that vested during fiscal 2024 include the time-based awards granted under the 2022-2024 LTIP and the 2023-2025 LTIP. The stock awards that vested for Mr. Reath also include the second tranche of his new hire time-based award from fiscal 2022.
(3)
The “Value Realized on Vesting” is the market price of the underlying security on the date of vesting. The value realized is for informational purposes only and does not purport to represent that such individual actually sold the underlying shares or that the underlying shares were sold on the date of vesting. Furthermore, such value realized does not take into consideration individual income tax consequences.

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

401(k) Plan

The Company has one defined contribution plan, the Destination XL Group, Inc. 401(k) Savings Plan (the “401(k) Plan”). Under the 401(k) Plan, the Company offers a QACA, with the Company matching 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation). Employees who are 21 years of age or older are eligible to make deferrals after 6 months of employment and are eligible to receive a match from the Company after one year of employment and 1,000 hours. Our Named Executive Officers are eligible to participate in the 401(k) Plan, and the amount of any Company match to our Named Executive Officers is set forth above in the “All Other Compensation” table.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board with respect to the compensation paid to our non-employee directors.

The Company’s Non-Employee Director Compensation Plan, as amended (the “Director Plan”), sets forth the compensation to be paid to our non-employee directors, including in the form of equity. The Director Plan has a minimum equity ownership requirement that requires each director to receive at least 60% of their annual retainers in shares of common stock until the value of their equity ownership is equal to at least three times the annual retainer. Any shares issued to satisfy the minimum equity ownership requirement are issued under the Company’s 2016 Plan. The Director Plan also permits the Company’s non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash fees for service as a director. In November 2023, the Director Plan was amended to permit directors to select shares of deferred stock beginning in fiscal 2024. Any shares of deferred stock are issued from the 2016 Plan.

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

We believe that our Director Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company. We believe that the total compensation that our non-employee directors receive is in line with our current peer group. Our non-employee directors were compensated under the Director Plan in fiscal 2024 as follows:

•
each independent director received a quarterly retainer of $33,750;
•
the Chairman of the Board or Lead Director, as applicable, received a quarterly retainer of $10,000;
•
the Chairperson of the Audit Committee received a quarterly retainer of $5,000; and
•
the Chairperson of each other Board committee received a quarterly retainer of $2,500.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2024. Mr. Kanter is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director. Compensation earned by Mr. Kanter is included above in the “Summary Compensation Table.”

2024 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Lionel F. Conacher, Chairman	$195,000	$—	—	—	$195,000
Carmen R. Bauza	54,000	80,991	—	—	134,991
Jack Boyle	72,500	72,492	—	—	144,992
Willem Mesdag	—	144,991	—	—	144,991
Ivy Ross	77,500	67,495	—	—	144,995
Elaine K. Rubin	54,000	80,991	—	—	134,991

(1)
For fiscal 2024, Mr. Mesdag elected to receive all compensation in shares of deferred common stock. Mr. Conacher elected to receive 100% of his compensation in cash. Mr. Boyle elected to receive 50% of his compensation in unrestricted shares of common stock and 50% in cash. Ms. Ross elected to receive 50% of her retainer in cash and 50% in unrestricted shares of common stock, with any chairperson fees in cash. Until Mses. Bauza and Rubin reach the required minimum ownership threshold, each was required to elect 60% of their respective retainer in unrestricted shares of common stock with the remainder elected in cash. The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the consolidated closing price of our common stock on the grant date, based on the closing price on the last trading day of the immediately prior fiscal quarter. Payments are made at the beginning of each quarter, with the grant date being the first business day of each respective quarter.
(2)
Represents the portion of each director’s compensation that was paid in the form of equity through the issuance of unrestricted shares of common stock. The fractional share value is forfeited.
(3)
There were no stock option grants to any of the directors in fiscal 2024. At February 1, 2025, Messrs. Boyle and Conacher each had outstanding stock options to purchase 15,000 shares of common stock.

Compensation Committee Interlocks and Insider Participation

Each of Willem Mesdag, Jack Boyle and Lionel F. Conacher served as a member of the Compensation Committee during fiscal 2024, none of whom was, at any time during fiscal 2024 or at any other time, an officer or employee of our Company. During fiscal 2024, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than 5% of the issued and outstanding shares of our common stock as of May 15, 2025. We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
AWM Investment Company, Inc. c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, New York 10022	9,399,297	(2)	17.5%
Fund 1 Investments, LLC 100 Carr 115 Unit 1900 Rincon, Puerto Rico 00677	5,758,261	(3)	10.7%
BlackRock, Inc. 50 Hudson Yards New York, New York 10001	3,863,613	(4)	7.2%
Seymour Holtzman 100 N Wilkes Barre Blvd. Wilkes Barre, PA 18702	3,667,591	(5)	6.8%
Nomura Holdings, Inc. 13-1, Nihonbashi 1-chome Chuo-ku Tokyo 103-8645, Japan	2,808,157	(6)	5.2%
The Vanguard Group 100 Vanguard Blvd. Malvern, Pennsylvania 19355	2,801,445	(7)	5.2%
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 53,815,004 shares of our common stock outstanding as of May 15, 2025.
(2)
Based on Amendment No. 4 to Schedule 13G dated February 14, 2025. AWM Investment Company, Inc. is the investment adviser to Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Cayman Fund, L.P. (“SSCF”) and Special Situations Private Equity Fund, L.P. (“SSPE,” and together with SSFQP and SSCF, “the Funds”). Of these shares (i) 5,729,930 shares are held directly by SSFQP, (ii) 1,799,797 shares are held directly by SSCF and (iii) 1,869,570 shares are held directly by SSPE. As the investment adviser to the Funds, AWM holds sole voting and investment power over these shares.
(3)
Based on Amendment No. 5 to Schedule 13D dated January 22, 2025.
(4)
Based on Amendment No. 1 to Schedule 13G dated January 29, 2024. Of these shares, BlackRock Inc. had sole voting power for 3,779,796 shares and sole dispositive power for 3,863,613 shares.
(5)
Based on Amendment No. 63 to Schedule 13D dated January 12, 2023. Of these shares, 278,733 shares are held by Jewelcor Management, Inc. Mr. Holtzman is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc.
(6)
Based on Schedule 13G, dated February 14, 2025. Nomura Global Financial Products, Inc., a wholly-owned subsidiary of Nomura Holdings, Inc., possesses shared voting and dispositive power for 2,808,157 shares.
(7)
Amount reported in the table is based on information contained in a Form 13F filed by The Vanguard. Group on May 9, 2025 for the quarter ending March 31, 2025. A Schedule 13G, dated January 30, 2025, indicated that The Vanguard Group had beneficial ownership of 2,824,847 shares of which The Vanguard Group possessed shared dispositive power for 42,882 shares, sole dispositive power for 2,781,965 shares of common stock and shared voting power of 23,572 shares.

Security Ownership of Management

The following table sets forth certain information as of May 15, 2025, with respect to our directors, our Named Executive Officers (as defined above under “Executive Compensation”) and our directors and executive officers as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Lionel F. Conacher	341,046	(2)	*
Chairman of the Board
Harvey S. Kanter	1,397,279	(3)	2.6%
President and Chief Executive Officer and Director
Peter H. Stratton, Jr.	539,484	(4)	1.0%
Executive Vice President, Chief Financial Officer and Treasurer
Anthony J. Gaeta	380,944	(5)	*
Chief Stores and Real Estate Officer
Robert S. Molloy	450,185	(6)	*
General Counsel and Secretary
James F. Reath	35,484	(7)	*
Chief Marketing Officer
Jack Boyle, Director	545,893	(2)	1.0%
Carmen R. Bauza, Director	82,542		*
Willem Mesdag, Director	3,118,067	(8)	5.7%
Ivy Ross, Director	238,758		*
Elaine K. Rubin, Director	149,830		*
Directors and executive officers as a group (14 persons)	8,049,364	(9)	14.3%

* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 53,815,004 shares of our common stock outstanding as of May 15, 2025.
(2)
Includes 15,000 shares subject to stock options exercisable within 60 days.
(3)
Includes 914,853 shares subject to stock options exercisable within 60 days.
(4)
Includes 286,096 shares subject to stock options exercisable within 60 days.
(5)
Includes 217,688 shares subject to stock options exercisable within 60 days.
(6)
Includes 190,597 shares subject to stock options exercisable within 60 days.
(7)
Includes 6,639 shares subject to stock options exercisable within 60 days.
(8)
Includes 524,309 shares of deferred stock receivable upon Mr. Mesdag’s separation from the Board. Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc. Of the 2,593,758 shares owned (i) 420,286 shares are held by the Mesdag Family Limited Partnership, (ii) 97,529 shares are held by the Mesdag Family Foundation, (iii) 44,746 shares are held by the 2012 Mesdag Trust, (iv) 1,763,373 shares are held by Red Mountain Capital Partners LLC, and (v) 267,824 shares are held by Red Mountain Capital Management Inc. Mr. Mesdag disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.
(9)
Includes 2,121,759 shares subject to stock options exercisable within 60 days and 524,309 shares of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of February 1, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,769,236	$0.65	(2)	7,481,525
Equity compensation plans not approved by security holders (3)	16,005	—		591,925
Total	4,785,241	$0.65		8,073,450
(1)
Includes 2,971,460 outstanding stock options, 761,081 outstanding RSUs, 573,000 outstanding PSUs and 479,900 outstanding deferred stock awards.
(2)
The weighted-average exercise price is calculated solely based upon outstanding stock options and excludes RSUs, PSUs and deferred stock awards.
(3)
Pursuant to the Non-Employee Director Compensation Plan, we have 1,500,000 shares authorized for stock issuances in lieu of cash director fees, of which 591,925 shares were available at February 1, 2025. The 16,005 shares outstanding represent RSUs issued in connection with inducement awards that remained outstanding at February 1, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its charter, the Audit Committee reviews all related-party transactions on an ongoing basis and, to the extent required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the SEC or Nasdaq, all such transactions must be approved by the Audit Committee except as otherwise delegated by the Audit Committee to another independent body of the Board.

There have been no related party transactions since February 3, 2024 in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Form 10-K/A, as applicable.

Director Independence

Our Board is currently comprised of seven members, all of whom are independent, under the rules for Nasdaq, other than Mr. Kanter, the Company’s CEO.

Item 14. Principal Accountant Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended February 1, 2025. KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firm for the fiscal years ended February 1, 2025 ("fiscal 2024) and February 3, 2024 ("fiscal 2023"):

	Fiscal 2024	Fiscal 2023
Audit Fees (1)	$1,084,576	$1,025,678
Audit-Related Fees	—	—
Tax Fees (2)	212,407	236,622
All Other Fees (3)	1,780	1,780
Total Fees	$1,298,763	$1,264,080

(1)
Audit Fees related to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K and services performed related to compliance with Section 404 of the Sarbanes-Oxley Act, reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings in both fiscal years.
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

All of the services provided in fiscal 2024 and fiscal 2023 under Audit Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

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

DESTINATION XL GROUP, INC.
June 2, 2025	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter
President and Chief Executive Officer

/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Executive Vice President, Chief Financial Officer and Treasurer