Form 10-Q
period 2025-08-02
DESTINATION XL GROUP, INC.
filed 2025-08-27
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

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

As of August 15, 2025, the registrant had 53,883,153 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 2, 2025	February 1, 2025
	(Fiscal 2025)	(Fiscal 2024)

ASSETS
Current assets:
Cash and cash equivalents	$14,015	$11,901
Short-term investments	19,529	36,516
Accounts receivable	1,202	1,629
Inventories	78,891	75,486
Prepaid expenses and other current assets	9,008	6,355
Total current assets	122,645	131,887

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	60,046	56,982
Operating lease right-of-use assets	205,012	171,084
Deferred income taxes, net of valuation allowance	19,496	19,343
Intangible assets	1,150	1,150
Other assets	494	509
Total assets	$408,843	$380,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,423	$24,344
Accrued expenses and other current liabilities	24,007	30,432
Operating leases, current	33,192	35,920
Total current liabilities	81,622	90,696

Long-term liabilities:
Operating leases, non-current	185,942	148,695
Other long-term liabilities	351	341
Total long-term liabilities	186,293	149,036

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 79,725,568 and 79,403,349 shares issued at August 2, 2025 and February 1, 2025, respectively	797	794
Additional paid-in capital	330,167	328,261
Treasury stock at cost, 25,908,533 shares at August 2, 2025 and February 1, 2025	(143,985)	(143,985)
Accumulated deficit	(46,051)	(43,847)
Total stockholders' equity	140,928	141,223
Total liabilities and stockholders' equity	$408,843	$380,955

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(Fiscal 2025)	(Fiscal 2024)	(Fiscal 2025)	(Fiscal 2024)

Sales	$115,505	$124,820	$221,038	$240,309
Cost of goods sold including occupancy costs	63,322	64,649	121,273	124,456
Gross profit	52,183	60,171	99,765	115,853

Expenses:
Selling, general and administrative	47,604	53,662	95,047	101,185
Depreciation and amortization	3,876	3,385	7,512	6,663
Total expenses	51,480	57,047	102,559	107,848

Operating income (loss)	703	3,124	(2,794)	8,005

Interest income, net	200	551	484	1,121

Income (loss) before provision (benefit) for income taxes	903	3,675	(2,310)	9,126
Provision (benefit) for income taxes	1,168	1,292	(106)	2,950

Net income (loss)	$(265)	$2,383	$(2,204)	$6,176

Net income (loss) per share - basic	$0.00	$0.04	$(0.04)	$0.11
Net income (loss) per share - diluted	$0.00	$0.04	$(0.04)	$0.10

Weighted-average number of common shares outstanding:
Basic	53,816	58,233	53,708	58,135
Diluted	53,816	61,117	53,708	61,035

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Total
Balance at February 1, 2025	79,403	$794	$328,261	(25,909)	$(143,985)	$(43,847)	$141,223
Board of directors' compensation	30	—	116	—	—	—	116
Stock compensation expense	—	—	340	—	—	—	340
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,016	—	—	—	1,016
Issuance of common stock, upon RSUs release	230	2	(2)	—	—	—	—
Shares withheld for taxes related to net share settlement	(31)	—	(49)	—	—	—	(49)
Exercise of stock options	3	—	2	—	—	—	2
Net loss	—	—	—	—	—	(1,939)	(1,939)
Balance at May 3, 2025	79,635	$796	$329,684	(25,909)	$(143,985)	$(45,786)	$140,709
Board of directors' compensation	89	1	139	—	—	—	140
Stock compensation expense	—	—	344	—	—	—	344
Issuance of common stock, upon RSUs release	2	—	—	—	—	—	—
Net loss	—	—	—	—	—	(265)	(265)
Balance at August 2, 2025	79,726	$797	$330,167	(25,909)	$(143,985)	$(46,051)	$140,928

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	August 2, 2025	August 3, 2024
	(Fiscal 2025)	(Fiscal 2024)
Cash flows from operating activities:
Net income (loss)	$(2,204)	$6,176
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of deferred debt issuance costs	39	38
Gain from the sale of equipment	—	(9)
Depreciation and amortization	7,512	6,663
Deferred taxes, net of valuation allowance	(153)	2,130
Stock compensation expense	684	1,780
Board of directors' stock compensation	256	224

Changes in operating assets and liabilities:
Accounts receivable	917	2,887
Inventories	(3,405)	2,356
Prepaid expenses and other current assets	(2,653)	(669)
Other assets	(24)	(65)
Accounts payable	79	5,223
Operating leases, net	591	(3,031)
Accrued expenses and other liabilities	(3,753)	(7,731)
Net cash provided by (used for) operating activities	(2,114)	15,972

Cash flows from investing activities:
Additions to property and equipment, net	(12,099)	(12,779)
Proceeds from sale of equipment	—	9
Purchase of short-term investments	(5,005)	(34,011)
Maturity of short-term investments	21,502	24,873
Net cash provided by (used for) investing activities	4,398	(21,908)

Cash flows from financing activities:
Repurchase of common stock, excluding excise taxes	—	(211)
Excise taxes paid on repurchase of common stock	(123)	—
Tax withholdings paid related to net share settlements	(49)	(48)
Proceeds from the exercise of stock options	2	80
Net cash used for financing activities	(170)	(179)
Net increase (decrease) in cash and cash equivalents	2,114	(6,115)
Cash and cash equivalents:
Beginning of period	11,901	27,590
End of period	$14,015	$21,475

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$147	$811
Cash paid during the period for interest	$181	$182
Non-cash activity during the period:
Capital expenditures incurred but not yet paid	$2,018	$776

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of 90 days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

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

There were no grants of stock options in the first six months of fiscal 2025 and fiscal 2024.

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

There were no impairments or non-cash gains recognized in the first six months of fiscal 2025 and fiscal 2024.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired, and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. Advertising expense, which is included in selling, general and administrative expenses, was $7.0 million and $11.0 million for second quarter of fiscal 2025 and fiscal 2024, respectively, and was $13.5 million and $18.3 million for the first six months of fiscal 2025 and fiscal 2024, respectively.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments and initial direct costs. Lease incentives are included in the value of the ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At August 2, 2025, the Company had no short-term leases.

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For store leases with an initial term of 5 years, the Company evaluates each lease independently and, when the Company considers it reasonably certain that it will exercise an option to extend, the associated payment of that option will be included in the measurement of the ROU asset and lease liability. Renewal options are not included in the lease term for automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. As discussed in Note 4, Leases, during the second quarter of fiscal 2025 the Company amended its lease agreement for the Company's corporate headquarters and distribution center to extend the lease term from February 1, 2026 to January 31, 2033. At the end of the first extension term, the Company will have the opportunity to extend this lease for three additional successive periods of five years.

The renewal options were not considered reasonably certain at the time of the lease remeasurement.

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

See Note 4, Leases for additional information.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU-2023-06 incorporates several disclosure and presentation requirements currently residing in SEC Regulations S-X and S-K. The amendments will be applied prospectively and will be effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures because the Company is currently subject to the reporting requirements of Regulations S-X and S-K.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This ASU will be effective with the Company's annual disclosures for fiscal 2025. The ASU allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the impact of adopting this accounting standard on its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization, included in each relevant expense caption. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03, as clarified by ASU 2025-01, will be effective for the Company's annual financial statements beginning in fiscal 2027 and interim periods beginning in fiscal 2028. The Company is currently evaluating the impact of this accounting standard on its financial statement presentation and related disclosures.

There were no other new accounting pronouncements, issued or effective during the first six months of fiscal 2025, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.2 million and $3.3 million at August 2, 2025 and February 1, 2025, respectively.

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

The Company's legacy loyalty program ended at the end of fiscal 2024, and all unused loyalty points and certificates were expired. The Company's new loyalty program launched at the start of fiscal 2025. As such, at February 1, 2025 there was no outstanding loyalty accrual. The loyalty accrual, net of breakage, was $0.5 million at August 2, 2025.

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

	For the Three Months Ended				For the Six Months Ended
(in thousands)	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
Store sales	$83,695	72.5%	$87,845	70.4%	$160,166	72.5%	$168,693	70.2%
Direct sales	31,810	27.5%	36,975	29.6%	60,872	27.5%	71,616	29.8%
Total sales	$115,505		$124,820		$221,038		$240,309

3. Debt

Credit Agreement with Citizens Bank, N.A.

The Company has a credit facility with Citizens Bank, N.A (the "Credit Facility"). Through the end of the second quarter of fiscal 2024, the borrowing commitment under the Credit Facility was $125.0 million and was to expire on October 28, 2026. Subsequent to the end of the second quarter of fiscal 2025, the Credit Facility was amended to extend the maturity date of the Credit Facility to August 13, 2030 and reduce the borrowing commitment under the Credit Facility from $125.0 million to $100.0 million, see Note 11 - Subsequent Event for a further description of the amendment.

The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swing line loans, which was reduced to $10.0 million as part of the amendment on August 13, 2025. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets.

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

At August 2, 2025, the Company had no borrowings outstanding under the Credit Facility and unused availability was $70.1 million. The Company had no borrowings during the first six months of fiscal 2025, resulting in an average unused excess availability of approximately $71.8 million. Outstanding standby letters of credit were $4.2 million at August 2, 2025. At August 2, 2025, the Company’s prime-based interest rate was 7.75%.

4. Leases

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 5 years to 10 years, with options that usually permit renewal for additional five-year periods.

In the second quarter of fiscal 2025, the Company extended the term of its corporate lease from February 1, 2026 to January 31, 2033, with the opportunity to extend for three additional consecutive periods of five years. In connection with the lease amendment to extend the term of the lease, the landlord provided the Company with an improvement allowance in an amount up to $4.7 million, which has been included as an offset to the ROU asset and will be amortized as a reduction to rent expense over the lease term.

The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The Company is generally obligated for the cost of property taxes, insurance and common area maintenance fees relating to its leases, which are considered variable lease costs and are expensed as incurred.

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of August 2, 2025, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold, including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three and six months ended August 2, 2025 and August 3, 2024, respectively:

	For the three months ended		For the six months ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
(in thousands)
Operating lease cost	$13,277	$12,222	$26,258	$23,699
Variable lease costs(1)	3,878	3,151	7,503	6,544
Total lease costs	$17,155	$15,373	$33,761	$30,243

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to leases.

Supplemental cash flow and balance sheet information related to leases as of and for the first six months ended August 2, 2025 and August 3, 2024 was as follows:

(dollars in thousands)	For the six months ended
Cash paid for amounts included in the measurement of lease liabilities:	August 2, 2025	August 3, 2024
Operating cash flows for operating leases (1)	$27,747	$25,750
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$53,413	$43,087

	As of
	August 2, 2025	August 3, 2024
Weighted average remaining lease term	5.9 yrs.	5.4 yrs.
Weighted average discount rate	6.50%	6.38%

(1)
The cash paid for the first six months of fiscal 2025 and fiscal 2024 included prepaid rent of $4.6 million and $4.3 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of August 2, 2025:

(in thousands)
2025 (remaining)	$15,561
2026	54,810
2027	49,374
2028	41,089
2029	33,499
Thereafter	73,929
Total minimum lease payments	$268,262
Less: amount of lease payments representing interest	49,128
Present value of future minimum lease payments	$219,134
Less: current obligations under leases	33,192
Long-term lease obligations	$185,942

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Plan. See Note 6, Stock-Based Compensation.

The LTIPs are granted annually, and each LTIP covers a three-year performance period. Each participant in the LTIP participates based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting. Awards for any achievement of performance targets are not granted until the performance targets are achieved and then are subject to additional vesting through August 31 following the end of the applicable performance period.

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

Active LTIPs

At August 2, 2025, the Company had three active LTIPs: the 2023-2025 LTIP, the 2024-2026 LTIP and the 2025-2027 LTIP. The time-based awards under each LTIP were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2023-2025 LTIP, the 2024-2026 LTIP and the 2025-2027 LTIP were established and approved by the Compensation Committee with an effective date of May 1, 2023, April 1, 2024, and April 1, 2025, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to an additional service requirement through August 31, 2026, August 31, 2027 and August 31, 2028, respectively. The time-based awards under the 2023-2025 LTIP, the 2024-2026 LTIP, and the 2025-2027 LTIP vest in four equal installments through April 1, 2027, April 1, 2028 and April 1, 2029, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2023-2025 LTIP, 2024-2026 LTIP and 2025-2027 LTIP is estimated to be approximately $4.8 million, $4.9 million and $4.9 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over 48 months, 49 months and 49 months, respectively.

At August 2, 2025, the Company had accrued $0.2 million under the 2024-2026 LTIP and $0.1 million under the 2025-2027 LTIP for performance-based awards. There was no accrual for performance-based awards under the 2023-2025 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the Second Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At the Company's Annual Meeting of Stockholders held on August 8, 2024, the Company's stockholders approved an increase of 6,150,000 shares authorized for future grant under the 2016 Plan. At August 2, 2025, 21,270,538 shares were authorized under the 2016 Plan, of which 4,405,907 shares remained available for grant.

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

The following tables summarize the share activity and stock option activity for the first six months of fiscal 2025:

	RSUs (1)	Deferred Shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Shares
Outstanding non-vested shares at beginning of year	761,081	479,700	573,000	—	1,813,781	$3.41
Shares granted	1,714,473	44,609	—	84,452	1,843,534	$1.48
Shares vested and/or issued	(232,132)	—	—	(84,452)	(316,584)	$3.45
Shares expired	—	—	—	—	—	—
Shares forfeited	(235,735)	—	—	—	(235,735)	$2.46
Outstanding non-vested shares at end of quarter	2,007,687	524,309	573,000	—	3,104,996	$2.34

(1)
During the first six months of fiscal 2025, grants primarily related to the grant of time-based RSUs under its 2025-2027 LTIP and the grants of awards under the 2022-2024 LTIP in connection with the achievement of the performance target. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 232,132 RSUs that vested, 200,634 shares of common stock were issued.
(2)
The 44,609 shares of deferred stock, with a fair value of $72,497, represent director compensation in lieu of cash in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the director's separation from service.
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
(4)
Represented compensation, with a fair value of $121,493, to certain directors, who are required to receive shares in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of Shares	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Stock Options
Outstanding options at beginning of year	2,971,460	$0.65	—	$6,207
Options granted	—	—	—	—
Options exercised	(3,025)	$0.69	—	3
Options expired	—	—	—	—
Options forfeited	—	—	—	—
Outstanding options at end of quarter	2,968,435	$0.65	5.1 years	$1,921
Options exercisable at end of quarter	2,968,435	$0.65	5.1 years	$1,921

Non-Employee Director Compensation Plan

The Company granted 34,107 shares of common stock, with a fair value of approximately $61,993, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2025. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.7 million and $1.8 million for the first six months of fiscal 2025 and fiscal 2024, respectively. The total compensation cost related to awards not yet recognized as of August 2, 2025 was approximately $2.5 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 34 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	53,816	58,233	53,708	58,135
Common stock equivalents – stock options, restricted stock units and deferred stock (1)	—	2,884	—	2,900
Diluted weighted average common shares outstanding	53,816	61,117	53,708	61,035

(1) Common stock equivalents of 2.2 million and 2.4 million for the second quarter and first six months of fiscal 2025, respectively, were excluded from the determination of diluted weighted average common shares outstanding due to the net loss reported in each period.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options and restricted stock units had an anti-dilutive effect.

	For the three months ended		For the six months ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
(in thousands, except exercise prices)
Stock options	51	36	51	36
Restricted stock units and deferred stock	1,265	350	444	363
Range of exercise prices of such options	$1.85-$6.59	$4.48 - $6.59	$1.85 - $6.59	$4.48 - $6.59

The above options, which were outstanding at August 2, 2025, expire from September 11, 2026 to March 20, 2033.

Excluded from the computation of basic and diluted earnings per share for the second quarter and first six months of fiscal 2025 and fiscal 2024 were 573,000 performance stock units. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 524,309 shares and 455,469 shares of deferred stock at August 2, 2025 and August 3, 2024, respectively, were excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

For the first six months of fiscal 2025 and 2024, the Company’s effective tax rate was 4.6% and 32.3%, respectively. The effective tax rate for the first six months of fiscal 2025 reflects an annual effective tax rate estimate of 6.9%, net of discrete items and the impact of permanent book-to-tax differences. On an annual basis, while in dollars these permanent book-to-tax differences are down, the impact as a percentage of our estimated annual pretax earnings is greater.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The legislation permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, alters aspects of the U.S. international tax regime, and reinstates certain business tax provisions, among other changes. The OBBBA has multiple effective dates, with provisions becoming effective in 2025 through 2027. There was no impact to the consolidated financial statements for the second quarter and first six months of fiscal 2025. The Company is currently assessing the OBBBA’s expected impact on its consolidated financial statements going forward.

9. Fair Value Measurement

At August 2, 2025 and February 1, 2025, the Company held U.S. treasury bills, which were classified as held-to maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
At August 2, 2025	19,529	19,529	—	—
At February 1, 2025	36,516	36,560	—	—

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

The following table is a summary of our segment disclosures and a reconciliation of 4-wall contribution to net income:

	For the three months ended		For the six months ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
(in thousands)
Sales	$115,505	$124,820	$221,038	$240,309
Cost of goods sold	(45,841)	(48,744)	(87,115)	(93,548)
Occupancy costs	(17,481)	(15,905)	(34,158)	(30,908)

Store compensation	(14,175)	(13,611)	(27,824)	(26,520)
Other selling expenses	(6,581)	(6,889)	(13,144)	(13,329)
4-wall contribution	31,427	39,671	58,797	76,004

Advertising	(7,047)	(10,977)	(13,465)	(18,291)
Corporate G&A	(12,475)	(14,360)	(26,019)	(27,342)
Distributing and supporting G&A	(7,326)	(7,825)	(14,595)	(15,703)
Depreciation and amortization	(3,876)	(3,385)	(7,512)	(6,663)
Interest income, net	200	551	484	1,121
Income (loss) before provision (benefit) for income taxes	$903	$3,675	$(2,310)	$9,126
Provision (benefit) for income taxes	1,168	1,292	(106)	2,950
Net income (loss)	$(265)	$2,383	$(2,204)	$6,176

The CODM does not receive information about assets at the segment level because the Company's assets are managed at a consolidated level by department as opposed to by segment.

11. Subsequent Event

Subsequent to the end of the second quarter of fiscal 2025, on August 13, 2025, the Company entered into the Second Amendment to Credit Facility ("Second Amendment"), which amended the Credit Facility. The Second Amendment amended the Credit Facility to: (i) reduce the size of the revolving commitments from $125.0 million to $100.0 million, to more closely align the Credit Facility with the Company's lower inventory levels, which the Company has proactively reduced since fiscal 2020; (ii) extend the maturity of the Credit Facility from October 28, 2026 to August 13, 2030; (iii) reduce the sublimit for swing-line loans from $15.0 million to $10.0 million and (iv) amend the definition of a "Cash Dominion Event" from its previous definition which required the Company to maintain Availability (as defined in the Credit Facility) at all times greater than 12.5% of the loan cap to requiring the Company to maintain Availability at all times equal to or greater than the greater of (x) 12.5% of the revolving loan cap and (y) $10.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our belief that the challenging macroeconomic and geopolitical environment is affecting consumer discretionary spending; our belief that our customer has been gravitating more towards lower priced goods and select promotions which we believe is signaling a consumer who is carefully choosing where and how he spends his money; our focus on bringing product to market that offers higher quality, lower price points and greater value; our belief that we are working to expand the core assortment in our private brands and refining our promotional strategy to prioritize relevance, competitiveness, and a stronger perception of value; our belief that because we own and design our private brand merchandise we are able to better control the margins than with our national designer brands; our belief that our actions will directly address ongoing consumer sector and macro challenges; our belief that our targeted promotions will drive greater incremental sales growth; our belief that the impact of current tariffs on our financial results for fiscal 2025 could be an increase of just under $4.0 million in the cost of inventory purchased; our belief that our broad and measured actions taken will ultimately improve our results and move the business forward; our go-forward approach that treats promotions like a managed category, with a clear and deliberate intent around timing, product focus, and purpose to drive sales, engagement, and brand equity; our believe that we are now better positioned to maximize the return on every markdown dollar, better aligned with strategic imperatives, and precisely target specific customer cohorts; our belief that reducing investment in underperforming national brands will drive higher profitability and enable us to leverage strategic promotions to fuel customer acquisition and sales growth; our belief that we can grow our private brand sales penetration from today’s 56.5% to greater than 60% in 2026 and to greater than 65% in 2027; our belief that we can drive greater customer loyalty and position our private brands as a primary reason customers choose DXL; our belief that our FiTMAP® technology will enhance customer engagement, attract new customers and establish DXL as a technology leader in men’s big + tall apparel; our expected expansion of FiTMAP to additional stores by the end of fiscal 2025 and the end of fiscal 2027; expected marketing costs and expected capital expenditures in fiscal 2025; expected store openings and store conversions in fiscal 2025; our ability to manage inventory; and our expectations regarding liquidity needs for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended February 1, 2025, included in our Annual Report on Form 10-K for the year ended February 1, 2025, as filed with the Securities and Exchange Commission ("SEC") on March 20, 2025 (our “Fiscal 2024 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to our filings with the SEC that set forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including risks related to changes in consumer spending in response to economic factors, the impact of current tariffs, the impact of any further increases in tariffs, our ability to proactively react to the current and further potential changes in tariffs to minimize risk, our ability to grow our private brand; rising costs, high interest rates; the impact of ongoing worldwide conflicts on the global economy; and our ability to execute on our marketing, digital, store and collaboration strategies, ability to grow our market share, predict customer tastes and fashion trends, compete successfully in the United States men’s big + tall apparel market, and the other risks and uncertainties as set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2024 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big + tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At August 2, 2025, we operated 257 Destination XL stores, 16 DXL outlet stores, 4 Casual Male XL retail stores, 17 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

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

EXECUTIVE SUMMARY

	For the three months ended		For the six months ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
(in millions, except percentage of sales and per share data)
Sales	$115.5	$124.8	$221.0	$240.3
Net income (loss)	$(0.3)	$2.4	$(2.2)	$6.2
Adjusted EBITDA (non-GAAP basis)	$4.6	$6.5	$4.7	$14.7

Gross margin, as a percentage of sales	45.2%	48.2%	45.1%	48.2%
SG&A expenses, as a percentage of sales	41.2%	43.0%	43.0%	42.1%
Adjusted EBITDA margin (non-GAAP basis)	4.0%	5.2%	2.1%	6.1%

Per diluted share:
Net income (loss)	$0.00	$0.04	$(0.04)	$0.10

Our second quarter results continue to reflect the challenging macroeconomic and geopolitical environment affecting consumer discretionary spending. Over the past year, our customer has been gravitating more towards lower priced goods and select promotions, signaling a consumer who is carefully choosing where and how he spends his money. In response to these challenges, and given our customers' shift to our private brands, we recognize and are focused on bringing product to market that offers higher quality, lower price points and greater value. As discussed below under Strategic Priorities, we are working to expand the core assortment in our private brands and refining our promotional strategy to prioritize relevance, competitiveness, and a stronger perception of value.

During the second quarter of fiscal 2025, our comparable sales were down 9.2%, primarily driven by a decrease in traffic. Sales trends improved month over month, with comparable sales down 10.4% in May, down 9.6% in June, and down 7.0% in July. While our sales performance this quarter was disappointing, we were pleased that we were able to manage our merchandise margins and reduce our operating costs, resulting in an adjusted EBITDA for the second quarter of 4.0% of sales.

As of August 2, 2025, we had cash and investments of $33.5 million as compared to $63.2 million at August 3, 2024 with no debt outstanding and unused excess availability of $70.1 million. The decrease in cash and investments from the second quarter of fiscal 2024, included the use of $13.6 million in the second half of fiscal 2024 to repurchase shares of common stock and $14.6 million on capital spent over the past 12 months for new store development. We continued to maintain our strong financial position, successfully managing our liquidity and our inventory level, which was up slightly by 0.4% compared to August 3, 2024, due to the acceleration of receipts in an effort to mitigate the impact of increased costs due to tariffs.

There remains a significant amount of volatility in the market, particularly surrounding tariffs and the impact that these costs will have on an already concerned consumer. The actions we are taking, we believe, will directly address these ongoing consumer sector and macro challenges. Assuming the current global tariff rate policies and applications do not change for the remainder of fiscal 2025 and no new tariffs are added, we estimate the impact to add just under $4.0 million to our inventory receipts this year. We are leaning into our relationships with our vendors and suppliers around the world and we are working hard to mitigate the impact of those tariffs, as well as with a limited focus making retail changes in pricing select elements of the private brand offering. While there are a number of moving parts, and the clearer horizon is at best a ways ahead, we believe our broad and measured actions taken will ultimately improve our results and move the business forward.

Strategic Priorities

Promotional Strategy:

We have reframed our promotional strategy around a more disciplined, strategic framework that prioritizes relevance, competitiveness, and a stronger perception of value. Our customer has been telling us that we need to create greater levels of value, and our go-forward approach treats promotions like a managed category, with a clear and deliberate intent around timing, product focus, and purpose to drive sales, engagement, and brand equity. We are now better positioned to maximize the return on every markdown dollar, better aligned with strategic imperatives, and precisely targeting specific customer cohorts.

Assortment:

Over the course of the next two years, we will be strategically shifting our assortment to prioritize private brands, which deliver consistent fit and the flexibility to balance trend-right fashion with core essentials and stronger margins. To support this focus, we are reducing investment in underperforming national brands which will drive higher profitability and enable us to leverage strategic promotions to fuel customer acquisition and sales growth. Our intent is to grow private brand sales penetration from today’s 56.5% to greater than 60% in 2026 and to greater than 65% in 2027. We are confident that with the strength of our assortment, enhanced storytelling, and strategic marketing efforts, we can drive greater customer loyalty and position our private brands as a primary reason customers choose DXL.

FiTMAP:

Over the past two years, we have been working with and testing a proprietary FiTMAP® Sizing Technology for which we have an exclusive license for Big + Tall men until 2030. This innovative, contactless, digital scanning technology captures 243 unique measurements and offers custom clothing options and a great fit for all our customers. FiTMAP offers a unique experience for our customers, whether selecting from our Ready-to-Wear clothing or opting for custom garments. We are able to provide recommended sizes in all of our private brands, as well as 15 of our national brands. We believe this technology will enhance customer engagement, attract new customers and establish DXL as a technology leader in men's big + tall apparel. To date, we have scanned over 23,000 customers. At the end of the second quarter of fiscal 2025, FiTMAP was in 62 DXL retail locations. Subsequent to the end of the second quarter, we opened another 24 stores in August, bringing us to 86 store locations leading into the fall season. We have a plan to further expand to as many as 200 stores by the end of fiscal 2027.

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three months ended August 2, 2025 and August 3, 2024:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
Store sales	$83,695	72.5%	$87,845	70.4%	$160,166	72.5%	$168,693	70.2%
Direct sales	31,810	27.5%	36,975	29.6%	60,872	27.5%	71,616	29.8%
Total sales	$115,505		$124,820		$221,038		$240,309

Total sales for the second quarter of fiscal 2025 were $115.5 million, as compared to $124.8 million in the second quarter of fiscal 2024. The decrease in total sales was primarily attributable to a decrease in comparable sales for the second quarter of 9.2%, partially offset by an increase in non-comparable sales. Sales trends improved month over month, with comparable sales down 10.4% in May, down 9.6% in June, and down 7.0% in July. Comparable sales performance during the second quarter was similar to our first quarter performance, as our customers continued to pull back on discretionary spending and shifted purchases towards our private brand merchandise and value-driven brands.

The second quarter comparable sales decrease of 9.2% consisted of a comparable sales decrease of 7.1% from stores and a comparable sales decrease of 14.4% from our direct business. The decrease in traffic continued to be the primary driver for the decrease in comparable sales. While our conversion rate was slightly up, our dollars per transaction were down, partly due to the shift in product mix toward more value-driven merchandise.

We have seen positive results from our Price Match Guarantee, Fit Exchange by DXL, and our Heroes discount and believe that these programs helped to offset some of the negative traffic.

Sales performance from our direct business, which includes our website, app and marketplaces, improved slightly from the first quarter but continued to be challenged by decreases in online traffic and average order value. In addition, we have experienced some challenges with our new e-commerce platform, which we are actively addressing, that could be contributing to the sales performance for our direct business.

For the first six months of fiscal 2025, total sales of $221.0 million decreased 8.0% as compared to $240.3 million for the first six months of fiscal 2024. The decrease was primarily driven by a decrease in comparable sales of 9.3%, with stores down 6.8% and our direct business down 15.3%.

Subsequent to the end of the second quarter of fiscal 2025, our store traffic is showing modest improvement with comparable sales for August trending slightly better than July.

Gross Margin Rate

For the second quarter of fiscal 2025, our gross margin rate, inclusive of occupancy costs, was 45.2% as compared to a gross margin rate of 48.2% for the second quarter of fiscal 2024.

Our gross margin rate decreased by 300 basis points, which was driven by an increase of 240 basis points in occupancy costs, as a percentage of sales, due to the deleveraging from lower sales and increased rents from new stores and lease extensions. Merchandise margin for the second quarter decreased by 60 basis points, as compared to the second quarter of fiscal 2024, primarily due to an increase in freight costs associated with the acceleration of inventory receipts in advance of certain tariffs and markdown activity and promotional offers associated with our new marketing initiatives. These increases were partially offset by an increase in merchandise margins as a result of a shift in product mix toward our private brand merchandise.

For the first six months of fiscal 2025, our gross margin rate, inclusive of occupancy costs, was 45.1% as compared to a gross margin rate of 48.2% for the first six months of fiscal 2024. The decrease of 310-basis points was due to an increase of 260-basis points in occupancy costs due to the deleveraging of sales and increased rents and a 50 basis point decrease in merchandise margin. The decrease in merchandise margin was due to an increase in freight costs associated with the acceleration of inventory receipts partially offset by an increase in merchandise margins as a result of a shift in product mix.

As discussed above, there remains significant uncertainty with respect to evolving trade policies and the enactment of additional tariffs globally. However, if currently enacted rates remain in effect throughout the remainder of the fiscal year, and no new tariffs are added, we estimate that the impact of tariffs on fiscal 2025 receipts will be just under $4.0 million, which will be recognized through our financial results as inventory turns. Through the first six months of fiscal 2025, the impact of tariffs on merchandise margins was estimated to be approximately 10 basis points as a percentage of sales.

Selling, General and Administrative Expenses

As a percentage of sales, selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 2025 were 41.2% as compared to 43.0% for the second quarter of fiscal 2024. For the first six months of fiscal 2025, SG&A expenses, as a percentage of sales, were 43.0% as compared to 42.1% for the first six months of fiscal 2024.

On a dollar basis, SG&A expenses decreased by $6.1 million for both the second quarter and first six months of fiscal 2025. The decrease in both periods primarily was due to a decrease in marketing and incentive-based compensation, partially offset by an increase in healthcare benefit costs. For the first six months of fiscal 2025, on a percentage of sales basis, SG&A expenses increased due to the decrease in sales as compared to the first six months of fiscal 2024.

Marketing costs were 6.1% of sales for the second quarter of fiscal 2025 as compared to 8.8% of sales for the second quarter of fiscal 2024, with the decrease primarily attributable to the brand campaign in the second quarter of fiscal 2024. For the first six months of fiscal 2025, marketing costs were 6.1% of sales as compared to 7.6% of sales for the first six months of fiscal 2024. For fiscal 2025, marketing costs are expected to be approximately 5.9% of sales.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 24.6% of sales for the first six months of fiscal 2025 as compared to 24.2% of sales for the first six months of fiscal 2024. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 18.4% of sales for the first six months of fiscal 2025 as compared to 17.9% of sales for the first six months of fiscal 2024.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2025 increased to $3.9 million as compared to $3.4 million for the second quarter of fiscal 2024. For the first six months of fiscal 2025, depreciation and amortization was $7.5 million as compared to $6.7 million for the first six months of fiscal 2024. The increase in depreciation and amortization in fiscal 2025 is due to the opening of new store locations and investments in certain other infrastructure and technology projects.

Interest Income, Net

Net interest income for the second quarter of fiscal 2025 was $0.2 million as compared to $0.6 million for the second quarter of fiscal 2024. For the first six months of fiscal 2025, net interest income was $0.5 million as compared to $1.1 million for the first six months of fiscal 2024. The decrease in interest income for the second quarter and first six months of fiscal 2025 was primarily due to the decrease in the average balance of investments as compared to the second quarter and first six months of fiscal 2024.

For both years, interest income was earned from investments in U.S. government-backed investments and money market accounts. Interest costs for all periods were minimal because we had no outstanding debt and no borrowings under our credit facility.

Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.

For the first six months of fiscal 2025 and 2024, the Company’s effective tax rate was 4.6% and 32.3%, respectively. The effective tax rate for the first six months of fiscal 2025 reflects an annual effective tax rate estimate of 6.9% net of discrete items and the impact of permanent book-to-tax differences. On an annual basis, while in dollars these permanent book-to-tax differences are down, the impact as a percentage of our estimated annual pretax earnings is greater.

Net Income (Loss)

For the second quarter of fiscal 2025, we recorded a net loss of $(0.3) million, or $0.00 per diluted share, as compared to net income of $2.4 million, or $0.04 per diluted share, for the second quarter of fiscal 2024. For the first six months of fiscal 2025, the net loss was $(2.2) million, or $(0.04) per diluted share, as compared to net income of $6.2 million, or $0.10 per diluted share, for the first six months of fiscal 2024. The decrease in earnings for the second quarter and first six months of fiscal 2025 was driven primarily by the decrease in sales.

Inventory

As of August 2, 2025, our inventory increased by $0.3 million to $78.9 million, as compared to $78.6 million at August 3, 2024. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending while, at the same time, accelerating certain receipts to avoid the impact of potential tariffs. At August 2, 2025, our clearance inventory was 10.2% of our total inventory, as compared to 10.4% at August 3, 2024. Our inventory position is very strong and our clearance levels are in line with our benchmark of 10%. Our inventory turnover rate has improved by over 30% from fiscal 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At August 2, 2025, we had no outstanding debt, including no borrowings under our credit facility during the first six months of fiscal 2025. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

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

For the first six months of fiscal 2025, cash flow from operations was $(2.1) million as compared to $16.0 million for the first six months of fiscal 2024. The decrease in cash flow from operations was primarily due to a decrease in earnings and the timing of payables associated partly with the acceleration of inventory receipts during the first six months of fiscal 2025 and the timing of other working capital.

Free cash flow, before capital expenditures for store development, a non-GAAP measure, was $(7.6) million for the first six months of fiscal 2025 as compared to $8.4 million for the first six months of fiscal 2024. Free cash flow, a non-GAAP measure, was $(14.2) million for the first six months of fiscal 2025 as compared to $3.2 million for the first six months of fiscal 2024.

	For the six months ended
(in millions)	August 2, 2025	August 3, 2024
Cash flow from operating activities (GAAP basis)	$(2.1)	$16.0
Capital expenditures, excluding store development	(5.5)	(7.6)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(7.6)	$8.4
Capital expenditures for store development	(6.6)	(5.2)
Free Cash Flow (non-GAAP basis)	$(14.2)	$3.2

Cash flow provided by investing activities was $4.4 million as compared to cash flow used for investing activities of $(21.9) million for the first six months of fiscal 2024. The increase in cash flow provided by investing activities of $26.3 million was primarily due to the maturity of short-term investments and a decrease in the amount of short-term investments purchased.

Credit Facility

We have a $125.0 million revolving credit agreement with Citizens Bank, N.A., with a maturity date of October 28, 2026 (the "Credit Facility"). On August 13, 2025, subsequent to the end of the second quarter of fiscal 2025, the Credit Facility was amended by entering into the Second Amendment to Credit Facility. As a result of the amendment, the maturity date was extended to August 13, 2030 and the revolving commitments under the facility were reduced from $125.0 million to $100.0 million, to more closely align with our average inventory levels, which serve as the primary borrowing base for the Credit Facility. In addition, the sublimit for swing-line loans was reduced from $15.0 million to $10.0 million. The Credit Facility continues to include a sublimit of $20.0 million for commercial and standby letters of credit. Our availability under the Credit Facility did not materially change as a result of the amendment.

Borrowings under the Credit Facility bear interest at either a Base Rate or Daily Simple SOFR rate, at our option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate, (b) the Federal Funds effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on our average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. We are subject to an unused line fee of 0.25%.

We had no outstanding borrowings under the Credit Facility at August 2, 2025 and no borrowings during the first six months of fiscal 2025. At August 2, 2025, outstanding standby letters of credit were $4.2 million. The average unused excess availability during the first six months of fiscal 2025 was approximately $71.8 million and the unused excess availability at August 2, 2025 was $70.1 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at August 2, 2025 and August 3, 2024, respectively:

	August 2, 2025		August 3, 2024
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	257	1,847	233	1,729
DXL Outlets	16	82	15	76
Casual Male XL Retail	4	12	17	55
Casual Male Outlets	17	50	19	57
Total Stores	294	1,991	284	1,917

During the first six months of fiscal 2025, we opened six new DXL stores, converted three Casual Male XL retail stores and one Casual Male XL outlet to DXL retail stores and one Casual Male XL outlet to a DXL outlet. We expect to open two additional DXL stores during fiscal 2025 and expect our capital expenditures to range from $17.0 million to $19.0 million, net of tenant incentives.

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

Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures. We define free cash flow before capital expenditures for store development as cash flow from operations less all capital expenditures except capital expenditures for store development. Capital expenditures for store development includes capital expenditures for new stores, conversions of Casual Male XL stores to DXL and remodels. Capital expenditures related to store relocations and maintenance are not included in store development. Free cash flow excludes the mandatory and discretionary repayment of debt. Free cash flow is a metric that management uses to monitor liquidity. Management believes this metric is important to investors because it demonstrates the Company's ability to strengthen liquidity while supporting its capital projects and new store development. We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the six months ended
(in millions)	August 2, 2025	August 3, 2024
Cash flow from operating activities (GAAP basis)	$(2.1)	$16.0
Capital expenditures, excluding store development	(5.5)	(7.6)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(7.6)	$8.4
Capital expenditures for store development	(6.6)	(5.2)
Free Cash Flow (non-GAAP basis)	$(14.2)	$3.2

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

	For the three months ended		For the six months ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
(in millions)
Net income (loss) (GAAP basis)	$(0.3)	$2.4	$(2.2)	$6.2
Add back:
Provision (benefit) for income taxes	1.2	1.3	(0.1)	3.0
Interest income, net	(0.2)	(0.6)	(0.5)	(1.1)
Depreciation and amortization	3.9	3.4	7.5	6.7
Adjusted EBITDA (non-GAAP basis)	$4.6	$6.5	$4.7	$14.7

Sales	$115.5	$124.8	$221.0	$240.3
Adjusted EBITDA margin (non-GAAP basis), as a percentage of sales	4.0%	5.2%	2.1%	6.1%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 2, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 2, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 2, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended August 2, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits.

10.1

Amendment to Lease Agreement dated June 20, 2025 between the Company and 555 TNPK 74 Owner, LLC.(included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2025, and incorporated herein by reference).

10.2

Second Amendment dated August 13, 2025 to Credit Agreement dated October 28, 2021, by and among Citizens, N.A., as Administrative Agent and Collateral Agent, Other Lenders identified therein, the Company, as lead borrower, and the Borrowers and Guarantors identified therein (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2025, and incorporated herein by reference).#

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

* Filed herewith.

# Certain schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 27, 2025	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)