Form 10-Q
period 2025-11-01
DESTINATION XL GROUP, INC.
filed 2025-12-11
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

As of November 11, 2025, the registrant had 54,656,415 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 1, 2025	February 1, 2025
	(Fiscal 2025)	(Fiscal 2024)

ASSETS
Current assets:
Cash and cash equivalents	$14,594	$11,901
Short-term investments	12,424	36,516
Accounts receivable	619	1,629
Inventories	85,040	75,486
Prepaid expenses and other current assets	7,848	6,355
Total current assets	120,525	131,887

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	59,817	56,982
Operating lease right-of-use assets	198,303	171,084
Deferred income taxes, net of valuation allowance	20,975	19,343
Intangible assets	1,150	1,150
Other assets	769	509
Total assets	$401,539	$380,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,296	$24,344
Accrued expenses and other current liabilities	22,255	30,432
Operating leases, current	34,711	35,920
Total current liabilities	85,262	90,696

Long-term liabilities:
Operating leases, non-current	178,574	148,695
Other long-term liabilities	499	341
Total long-term liabilities	179,073	149,036

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 80,461,305 and 79,403,349 shares issued at November 1, 2025 and February 1, 2025, respectively	805	794
Additional paid-in capital	330,555	328,261
Treasury stock at cost, 25,908,533 shares at November 1, 2025 and February 1, 2025	(143,985)	(143,985)
Accumulated deficit	(50,171)	(43,847)
Total stockholders' equity	137,204	141,223
Total liabilities and stockholders' equity	$401,539	$380,955

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(Fiscal 2025)	(Fiscal 2024)	(Fiscal 2025)	(Fiscal 2024)

Sales	$101,879	$107,503	$322,917	$347,812
Cost of goods sold including occupancy costs	58,345	59,064	179,618	183,520
Gross profit	43,534	48,439	143,299	164,292

Expenses:
Selling, general and administrative	45,491	47,409	140,538	148,594
Depreciation and amortization	3,762	3,569	11,274	10,232
Total expenses	49,253	50,978	151,812	158,826

Operating income (loss)	(5,719)	(2,539)	(8,513)	5,466

Interest income, net	141	552	625	1,673

Income (loss) before provision (benefit) for income taxes	(5,578)	(1,987)	(7,888)	7,139
Provision (benefit) for income taxes	(1,458)	(182)	(1,564)	2,768

Net income (loss)	$(4,120)	$(1,805)	$(6,324)	$4,371

Net income (loss) per share - basic	$(0.08)	$(0.03)	$(0.12)	$0.08
Net income (loss) per share - diluted	$(0.08)	$(0.03)	$(0.12)	$0.07

Weighted-average number of common shares outstanding:
Basic	54,343	57,135	53,920	57,801
Diluted	54,343	57,135	53,920	60,642

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Total
Balance at February 1, 2025	79,403	$794	$328,261	(25,909)	$(143,985)	$(43,847)	$141,223
Board of directors' compensation	30	—	116	—	—	—	116
Stock compensation expense	—	—	340	—	—	—	340
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,016	—	—	—	1,016
Issuance of common stock, upon RSUs release	230	2	(2)	—	—	—	—
Shares withheld for taxes related to net share settlement	(31)	—	(49)	—	—	—	(49)
Exercise of stock options	3	—	2	—	—	—	2
Net loss	—	—	—	—	—	(1,939)	(1,939)
Balance at May 3, 2025	79,635	$796	$329,684	(25,909)	$(143,985)	$(45,786)	$140,709
Board of directors' compensation	89	1	139	—	—	—	140
Stock compensation expense	—	—	344	—	—	—	344
Issuance of common stock, upon RSUs release	2	—	—	—	—	—	—
Net loss	—	—	—	—	—	(265)	(265)
Balance at August 2, 2025	79,726	$797	$330,167	(25,909)	$(143,985)	$(46,051)	$140,928
Board of directors' compensation	66	1	119	—	—	—	120
Stock compensation expense	—	—	379	—	—	—	379
Issuance of common stock, upon RSUs release	750	8	(8)	—	—	—	—
Shares withheld for taxes related to net share settlement	(81)	(1)	(102)	—	—	—	(103)
Net loss	—	—	—	—	—	(4,120)	(4,120)
Balance at November 1, 2025	80,461	$805	$330,555	(25,909)	$(143,985)	$(50,171)	$137,204

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	November 1, 2025	November 2, 2024
	(Fiscal 2025)	(Fiscal 2024)
Cash flows from operating activities:
Net income (loss)	$(6,324)	$4,371
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and writeoff of deferred debt issuance costs	94	57
Gain from the sale of equipment	—	(11)
Depreciation and amortization	11,274	10,232
Deferred taxes, net of valuation allowance	(1,632)	1,924
Stock compensation expense	1,063	2,288
Board of directors' stock compensation	376	335

Changes in operating assets and liabilities:
Accounts receivable	1,603	2,825
Inventories	(9,554)	(8,171)
Prepaid expenses and other current assets	(1,551)	989
Other assets	26	(103)
Accounts payable	3,952	10,660
Operating leases, net	1,451	(3,109)
Accrued expenses and other liabilities	(3,989)	(9,832)
Net cash provided by (used for) operating activities	(3,211)	12,455

Cash flows from investing activities:
Additions to property and equipment, net	(17,000)	(19,405)
Proceeds from sale of equipment	—	11
Purchase of short-term investments	(5,005)	(39,012)
Maturity of short-term investments	28,504	35,875
Net cash provided by (used for) investing activities	6,499	(22,531)

Cash flows from financing activities:
Repurchase of common stock, excluding excise taxes	—	(10,421)
Debt issuance costs	(322)	—
Excise taxes paid on repurchase of common stock	(123)	—
Tax withholdings paid related to net share settlements	(152)	(65)
Proceeds from the exercise of stock options	2	80
Net cash used for financing activities	(595)	(10,406)
Net increase (decrease) in cash and cash equivalents	2,693	(20,482)
Cash and cash equivalents:
Beginning of period	11,901	27,590
End of period	$14,594	$7,108

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$149	$1,015
Cash paid during the period for interest	$270	$288
Non-cash activity during the period:
Capital expenditures incurred but not yet paid	$650	$1,916

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

There were no grants of stock options in the first nine months of fiscal 2025 and fiscal 2024.

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

There were no impairments or non-cash gains recognized in the first nine months of fiscal 2025 and fiscal 2024.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired, and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. Advertising expense, which is included in selling, general and administrative expenses, was $6.2 million and $6.1 million for the third quarter of fiscal 2025 and fiscal 2024, respectively, and was $19.6 million and $24.4 million for the first nine months of fiscal 2025 and fiscal 2024, respectively.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments and initial direct costs. Lease incentives are included in the value of the ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC 842 will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At November 1, 2025, the Company had no short-term leases.

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For store leases with an initial term of 5 years, the Company evaluates each lease independently and, when the Company considers it reasonably certain that it will exercise an option to extend, the associated payment of that option will be included in the measurement of the ROU asset and lease liability. Renewal options are not included in the lease term for automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. As discussed in Note 4, Leases, during the second quarter of fiscal 2025, the Company amended its lease agreement for the Company's corporate headquarters and distribution center to extend the lease term from February 1, 2026 to January 31, 2033. At the end of the first extension term, the Company will have the opportunity to extend this lease for three additional successive periods of five years.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This ASU will be effective with the Company's annual disclosures for fiscal 2025. The ASU allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the impact of adopting this accounting standard on its financial statements and related disclosures but expects to adopt this ASU on a prospective basis.

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

There were no other new accounting pronouncements, issued or effective during the first nine months of fiscal 2025, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.0 million and $3.3 million at November 1, 2025 and February 1, 2025, respectively.

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

The Company's legacy loyalty program ended at the end of fiscal 2024, and all unused loyalty points and certificates were expired. The Company's new loyalty program launched at the start of fiscal 2025. As such, at February 1, 2025 there was no outstanding loyalty accrual. The loyalty accrual, net of breakage, was $0.7 million at November 1, 2025.

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

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
Store sales	$74,538	73.2%	$76,175	70.9%	$234,704	72.7%	$244,868	70.4%
Direct sales	27,341	26.8%	31,328	29.1%	88,213	27.3%	102,944	29.6%
Total sales	$101,879		$107,503		$322,917		$347,812

3. Debt

Credit Agreement with Citizens Bank, N.A.

The Company has a credit facility with Citizens Bank, N.A., which was amended during the third quarter of fiscal 2025 (as amended, the "Credit Facility"). As amended, the borrowing commitment under the Credit Facility was reduced from $125.0 million to $100.0 million and the maturity date of the Credit Facility was extended to August 13, 2030.

The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $10.0 million for swing line loans, which was reduced from $15.0 million as part of the amendment on August 13, 2025. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets.

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

At November 1, 2025, the Company had no borrowings outstanding under the Credit Facility and unused availability was $73.6 million. The Company had no borrowings during the first nine months of fiscal 2025, resulting in an average unused excess availability of approximately $71.1 million. Outstanding standby letters of credit were $3.6 million at November 1, 2025. At November 1, 2025, the Company’s prime-based interest rate was 7.25%.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of November 1, 2025, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold, including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended November 1, 2025 and November 2, 2024, respectively:

	for the Three Months ended		For the Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in thousands)
Operating lease cost	$13,179	$12,360	$39,437	$36,059
Variable lease costs(1)	3,670	3,297	11,173	9,841
Total lease costs	$16,849	$15,657	$50,610	$45,900

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to leases.

Supplemental cash flow and balance sheet information related to leases as of and for the first nine months ended November 1, 2025 and November 2, 2024 was as follows:

(dollars in thousands)	For the Nine Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	November 1, 2025	November 2, 2024
Operating cash flows for operating leases (1)	$41,693	$39,080
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$56,207	$56,927

	As of
	November 1, 2025	November 2, 2024
Weighted average remaining lease term	5.8 years	5.3 years
Weighted average discount rate	6.51%	6.34%

(1)
The cash paid for the first nine months of fiscal 2025 and fiscal 2024 included prepaid rent of $4.7 million and $4.4 million, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of November 1, 2025:

(in thousands)
2025 (remaining)	$7,400
2026	51,112
2027	49,731
2028	41,418
2029	33,948
Thereafter	76,176
Total minimum lease payments	$259,785
Less: amount of lease payments representing interest	46,500
Present value of future minimum lease payments	$213,285
Less: current obligations under leases	34,711
Long-term lease obligations	$178,574

During the third quarter of fiscal 2025, the landlord for one of the store locations exercised its right under the lease agreement, as amended, to terminate the lease agreement effective April 1, 2026. As consideration for the landlord's right to terminate prior to the end of the lease term, the landlord will pay the Company a termination fee of approximately $1.4 million, which will be recognized by the Company at the time of the lease termination.

5. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Plan. See Note 6, Stock-Based Compensation.

The LTIPs are granted annually, and each LTIP covers a three-year performance period. Each participant in the LTIP participates based on that participant’s “Target Cash Value,” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting. Awards for any achievement of performance targets are not granted until the performance targets are achieved and then are subject to additional vesting through August 31 following the end of the applicable performance period.

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

On March 19, 2025, the Compensation Committee approved a grant of awards, effective April 1, 2025, equal to $2.4 million for the achievement of the performance target for the 2022-2024 LTIP. The award was granted in a combination of 50% cash and 50% restricted stock units ("RSUs"). All awards were subject to further vesting through August 31, 2025. In connection with the grant of 799,349 RSUs, the Company reclassified $1.0 million of its liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital” in the first quarter of fiscal 2025. See the Consolidated Statement of Changes in Stockholders’ Equity.

Active LTIPs

At November 1, 2025, the Company had three active LTIPs: the 2023-2025 LTIP, the 2024-2026 LTIP and the 2025-2027 LTIP. The time-based awards under each LTIP were granted in a combination of 50% RSUs and 50% cash.

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

At November 1, 2025, the Company had accrued $0.3 million under the 2024-2026 LTIP and $0.1 million under the 2025-2027 LTIP for performance-based awards. There was no accrual for performance-based awards under the 2023-2025 LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the Second Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At the Company's Annual Meeting of Stockholders held on August 8, 2024, the Company's stockholders approved an increase of 6,150,000 shares authorized for future grant under the 2016 Plan. At November 1, 2025, 21,270,538 shares were authorized under the 2016 Plan, of which 4,266,280 shares remained available for grant.

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

The following tables summarize the share activity and stock option activity for the first nine months of fiscal 2025:

	RSUs (1)	Deferred Shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Shares
Outstanding non-vested shares at beginning of year	761,081	479,700	573,000	—	1,813,781	$3.41
Shares granted	1,714,473	73,378	—	132,665	1,920,516	$1.47
Shares vested and/or issued	(981,833)	—	—	(132,665)	(1,114,498)	$2.04
Shares expired	—	—	—	—	—	—
Shares forfeited	(235,735)	—	—	—	(235,735)	$2.46
Outstanding non-vested shares at end of quarter	1,257,986	553,078	573,000	—	2,384,064	$2.59

(1)
During the first nine months of fiscal 2025, grants primarily related to the grant of time-based RSUs under its 2025-2027 LTIP and the grants of awards under the 2022-2024 LTIP in connection with the achievement of the performance target. See Note 5, Long-Term Incentive Plans. As a result of net share settlements, of the 981,833 RSUs that vested, 870,253 shares of common stock were issued.
(2)
The 73,378 shares of deferred stock, with a fair value of $108,746, represent director compensation in lieu of cash in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the director's separation from service.
(3)
On August 11, 2023, the Company granted 573,000 performance share units ("PSUs") in connection with the extension of Mr. Kanter's employment agreement. The award consists of nine tranches, with the first tranche vesting if and when the 30-

day volume-weighted closing price of the Company's common stock is equal to or greater than $6.50 per share. Each subsequent tranche will vest upon achievement of the 30-day volume-weighted closing price of the Company's common stock in $0.25 increments with the ninth tranche vesting when such price is equal to or greater than $8.50 per share. Any unvested PSUs will expire on August 11, 2026. The $2.4 million grant-date fair value was expensed over the respective derived service periods of each tranche which ranged from 12 to 13 months. The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on: a weighted historical volatility of 57.8%, a term of 3 years, stock price on the date of grant of $4.98 per share, a risk-free rate of 4.6% and a cost of equity of 11.0%.
(4)
Represented compensation, with a fair value of $182,241, to certain directors, who are required to receive shares in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of Shares	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Stock Options
Outstanding options at beginning of year	2,971,460	$0.65	—	$6,207
Options granted	—	—	—	—
Options exercised	(3,025)	$0.69	—	3
Options expired	(6,639)	$5.30	—	—
Options forfeited	—	—	—	—
Outstanding options at end of quarter	2,961,796	$0.64	4.8 years	$1,161
Options exercisable at end of quarter	2,961,796	$0.64	4.8 years	$1,161

Non-Employee Director Compensation Plan

The Company granted 52,013 shares of common stock, with a fair value of approximately $84,555, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2025. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $1.1 million and $2.3 million for the first nine months of fiscal 2025 and fiscal 2024, respectively. The total compensation cost related to awards not yet recognized as of November 1, 2025 was approximately $2.1 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 32 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	54,343	57,135	53,920	57,801
Common stock equivalents – stock options, restricted stock units and deferred stock (1)	—	—	—	2,841
Diluted weighted average common shares outstanding	54,343	57,135	53,920	60,642

(1) Common stock equivalents of 2.2 million and 2.3 million for the third quarter and first nine months of fiscal 2025, respectively, and 2.7 million for the third quarter of fiscal 2024 were excluded from the determination of diluted weighted average common shares outstanding due to the net loss reported in each period.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options and restricted stock units had an anti-dilutive effect.

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in thousands, except exercise prices)
Stock options	45	36	45	36
Restricted stock units	1,258	770	438	347
Range of exercise prices of such options	$1.85-$6.59	$4.48 - $6.59	$1.85 - $6.59	$4.48 - $6.59

The above options, which were outstanding at November 1, 2025, expire from September 11, 2026 to March 20, 2033.

Excluded from the computation of basic and diluted earnings per share for the third quarter and first nine months of fiscal 2025 and fiscal 2024 were 573,000 performance stock units. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 553,078 shares and 466,225 shares of deferred stock at November 1, 2025 and November 2, 2024, respectively, were excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

For the first nine months of fiscal 2025 and 2024, the Company’s effective tax rate was 19.8% and 38.8%, respectively. The effective tax rate for the first nine months of fiscal 2025 reflects an annual effective tax rate estimate of 18.3%, net of discrete items and the impact of permanent book-to-tax differences as well as the impact of adjustments to our net operating losses reflected in our recently filed tax returns.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The legislation permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, alters aspects of the U.S. international tax regime, and reinstates certain business tax provisions, among other changes. The OBBBA has multiple effective dates, with provisions becoming effective in 2025 through 2027. There was no impact to the consolidated financial statements for the third quarter and first nine months of fiscal 2025. The Company is assessing OBBBA but does not expect it to have a material impact on the Company's consolidated financial statements.

9. Fair Value Measurement

At November 1, 2025 and February 1, 2025, the Company held U.S. treasury bills, which were classified as held-to maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
At November 1, 2025	12,424	12,437	—	—
At February 1, 2025	36,516	36,560	—	—

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

The CODM evaluates the performance of the Company's operating segments and allocates resources based on sales performance, merchandise margins and 4-wall contribution, a non-GAAP measure. The accounting policies are the same as those described in Note A, Summary of Significant Accounting Policies included in the Company's consolidated financial statements for the year ended February 1, 2025. The Company defines 4-wall contribution, which the CODM considers the performance measure for segment profitability, as segment revenues less cost of goods sold, occupancy costs and selling expenses.

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

The following table is a summary of our segment disclosures and a reconciliation of 4-wall contribution to net income:

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in thousands)
Sales	$101,879	$107,503	$322,917	$347,812
Cost of goods sold	(40,845)	(42,855)	(127,960)	(136,403)
Occupancy costs	(17,500)	(16,209)	(51,658)	(47,117)

Store payroll and benefits	(13,282)	(13,248)	(41,106)	(39,768)
Other selling expenses	(6,211)	(6,635)	(19,355)	(19,964)
4-wall contribution	24,041	28,556	82,838	104,560

Advertising	(6,160)	(6,141)	(19,625)	(24,432)
Corporate G&A	(12,833)	(13,598)	(38,852)	(40,940)
Distributing and supporting G&A	(7,005)	(7,787)	(21,600)	(23,490)
Depreciation and amortization	(3,762)	(3,569)	(11,274)	(10,232)
Interest income, net	141	552	625	1,673
Income (loss) before provision (benefit) for income taxes	$(5,578)	$(1,987)	$(7,888)	$7,139
Provision (benefit) for income taxes	(1,458)	(182)	(1,564)	2,768
Net income (loss)	$(4,120)	$(1,805)	$(6,324)	$4,371

The CODM does not receive information about assets at the segment level because the Company's assets are managed at a consolidated level by department as opposed to by segment.

11. Subsequent Event

Agreement and Plan of Merger

On December 11, 2025, the Company, Divine Merger Sub I, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and FBB Holdings I, Inc., a Delaware corporation (“FBB” or "FullBeauty Brands"), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into FBB, with FBB continuing as the surviving corporation as a wholly owned subsidiary of the Company (the “Merger”). FullBeauty Brands, a private company, is a leading retailer in size inclusive fashions for plus-size women and big + tall men.

At the effective time of the Merger, each share of common stock, par value $0.01 per share, of FBB (“FBB Common Stock”) will be converted into the right to receive that number of fully paid and nonassessable shares of the common stock, par value $0.01 per share, of the Company (the “DXL Common Stock”) equal to the Exchange Ratio, as defined in the Merger Agreement. A holder of FBB Common Stock who would otherwise be entitled to receive a fraction of a share of DXL Common Stock will have such fractional share rounded up to one whole share of DXL Common Stock. Following the consummation of the Merger, holders of FBB Common Stock will own 55% of the combined company and holders of DXL Common Stock will own 45% of the combined company.

The consummation of the Merger is subject to DXL and FBB stockholder approval and other customary closing conditions and is expected to close in the first half of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our belief that the Merger with FullBeauty Brands will bring together complementary brands, channels and capabilities to better serve plus-size women and big + tall men; our belief that the combined company will have a more diverse and broader portfolio with one of the most comprehensive range of plus-size and big + tall options and will be well positioned for future growth opportunities; our expectation that the Merger with FullBeauty Brands will close in the first half of 2026; our belief that lack of traffic to our stores and direct business remains the primary reason for our sales shortfall; our belief that the overall weakness in the economy and consumer sentiment has resulted in a decrease in consumer spending and that decrease is affecting our business; our belief that our FiTMAP® technology uniquely positions us to help consumers respond to the positive effects of GLP-1 medications; our belief that our big and tall customer is not shopping as frequently or spending as much money with DXL as in prior years; our belief that there has been a discernable shift in our customers' preference towards entry level price points and private brands; our belief that our strategic initiatives will better position the Company’s return to growth; our belief that we can bring product to market that offers higher quality, lower price points and greater value; our belief that we can expand the core assortment in our private brands and refine our promotional strategy to prioritize relevance, competitiveness, and a stronger perception of value; our belief that reducing investment in underperforming national brands will drive higher profitability and enabling more strategic promotions; our belief that we can grow our private brand sales penetration from 57% at the start of fiscal 2025 to greater than 60% in 2026 and to greater than 65% in 2027; our expected expansion of FiTMAP® to an additional 100 stores by the end of the first half of fiscal 2026; our belief that we have reframed our promotional approach around a disciplined, strategic framework that prioritizes relevance, competitiveness, and a compelling value proposition; our belief that our promotions, that are now managed with clearer intent regarding timing, product focus, and customer targeting, will maximize the return on every markdown dollar and strengthen brand equity; our belief that the impact of current tariffs on our gross margin for fiscal 2025 is expected to be approximately $2.0 million; expected marketing costs and expected capital expenditures in fiscal 2025; our ability to manage inventory; and our expectations regarding liquidity needs for the next 12 months. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended February 1, 2025, included in our Annual Report on Form 10-K for the year ended February 1, 2025, as filed with the Securities and Exchange Commission ("SEC") on March 20, 2025 (our “Fiscal 2024 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to our filings with the SEC that set forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including risks related to the Merger and combining our business with FullBeauty Brands, changes in consumer spending in response to economic factors, the impact of the government shutdown, the impact of current tariffs, the impact of any further increases in tariffs, our ability to proactively react to the current and further potential changes in tariffs to minimize risk, our ability to grow our private brand; rising costs, high interest rates; the impact of ongoing worldwide conflicts on the global economy; and our ability to execute on our marketing, digital, store and collaboration strategies, ability to grow our market share, predict customer tastes and fashion trends, compete successfully in the United States men’s big + tall apparel market, and the other risks and uncertainties as set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2024 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big + tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At November 1, 2025, we operated 258 Destination XL stores, 17 DXL outlet stores, 6 Casual Male XL retail stores, 15 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

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

SUBSEQUENT EVENT - AGREEMENT AND PLAN OF MERGER

On December 11, 2025, the Company, Divine Merger Sub I, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and FBB Holdings I, Inc., a Delaware corporation (“FBB” or “FullBeauty Brands”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into FBB, with FBB continuing as the surviving corporation as a wholly owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger, each share of common stock, par value $0.01 per share, of FBB (“FBB Common Stock”) will be converted into the right to receive that number of fully paid and nonassessable shares of the common stock, par value $0.01 per share, of the Company (the “DXL Common Stock”) equal to the Exchange Ratio, as defined in the Merger Agreement. A holder of FBB Common Stock who would otherwise be entitled to receive a fraction of a share of DXL Common Stock will have such fractional share rounded up to one whole share of DXL Common Stock. Following the consummation of the Merger, holders of FBB Common Stock will own 55% of the combined company and holders of DXL Common Stock will own 45% of the combined company.

FullBeauty Brands, a private company with last twelve months sales as of October 2025 of approximately $0.7 billion, is a leading direct to consumer retailer specializing in size inclusive fashions for plus-size women and big + tall men, with brands that include KingSize®, Catherines®, WomanWithin®, Jessica London®, and Roaman's®, among others. We believe that this Merger will bring together complementary brands, channels and capabilities to better serve plus-size women and big + tall men. The combined company will have a more diverse and broader portfolio with one of the most comprehensive ranges of plus-size and big + tall options and will be well positioned for future growth opportunities.

The consummation of the Merger is subject to DXL and FBB stockholder approval and other customary closing conditions and is expected to close in the first half of 2026.

EXECUTIVE SUMMARY

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in millions, except percentage of sales and per share data)
Sales	$101.9	$107.5	$322.9	$347.8
Net income (loss)	$(4.1)	$(1.8)	$(6.3)	$4.4
Adjusted EBITDA (non-GAAP basis)	$(2.0)	$1.0	$2.8	$15.7

Gross margin, as a percentage of sales	42.7%	45.1%	44.4%	47.2%
SG&A expenses, as a percentage of sales	44.7%	44.1%	43.5%	42.7%
Adjusted EBITDA margin (non-GAAP basis)	(1.9%)	1.0%	0.9%	4.5%

Per diluted share:
Net income (loss)	$(0.08)	$(0.03)	$(0.12)	$0.07

Our sales for the third quarter of fiscal 2025 were down 5.2% as compared to the prior year's third quarter, primarily driven by a decrease of 7.4% in comparable store sales. While the third quarter sales performance was a slight improvement from the first two quarters of fiscal 2025, traffic to our stores and direct business remains the primary reason for our sales shortfall. The overall weakness in the economy and consumer sentiment has resulted in a decrease in consumer spending that we believe is directly affecting our business. With the increasing availability of GLP-1 medications ,we believe that our FiTMAP technology, which is discussed below, uniquely positions us to help consumers respond to the positive effects of these medications. As our customers' weight loss journeys accelerate, their needs are shifting, as sizes change, confidence grows, and shopping habits evolve. We are embracing that journey using tools like FiTMAP.

Our big and tall customer is not shopping as frequently or spending as much money with DXL as in prior years. There has also been a discernable shift in his preference towards entry level price points and private brands. In response to these challenges, and given our customers' shift to our private brands, we recognize and are focused on bringing product to market that offers higher quality, lower price points and greater value. As discussed below under Strategic Priorities, we are working to expand the core assortment in our private brands and refining our promotional strategy to prioritize relevance, competitiveness, and a stronger perception of value.

Despite the dynamic consumer environment, we have proactively managed our inventory and controlled our markdowns, which has enabled us to maintain a solid merchandise margin and a healthy inventory position as we head into the holiday season. In addition, we have meaningfully reduced the impact of tariffs on our merchandise margin by aggressively pivoting our sourcing strategy to diversify away from high tariff countries, negotiating better cost sharing with vendors, and value engineering product cost savings. Given the volatility that currently exists around these trade discussions, it is difficult to determine the potential impact that these tariffs may have on our financial results. However, if currently enacted rates remain in effect throughout the remainder of the fiscal year, and no new tariffs are added, we estimate that the impact of tariffs on gross margin for fiscal 2025 will be approximately $2.0 million.

During the third quarter of fiscal 2025, we amended our credit facility to extend the maturity of the facility from October 28, 2026 to August 13, 2030. In connection with the amendment, we also reduced the size of the credit facility from $125.0 million to $100.0 million to more closely align the credit facility with the Company's lower inventory levels.

As of November 1, 2025, we had cash and investments of $27.0 million as compared to $43.0 million at November 2, 2024 with no debt outstanding and unused excess availability under our credit facility of $73.6 million. The decrease in cash and investments at November 1, 2025 as compared to November 2, 2024 included $13.1 million of capital spent over the past 12 months for new store development and $3.3 million of shares repurchased during the fourth quarter of fiscal 2024. Since the beginning of fiscal 2023, we have opened 18 new DXL stores and converted 24 Casual Male XL retail and outlet stores to the DXL format, which we have been able to completely fund from our cash availability.

STRATEGIC PRIORITIES

Since the start of the fiscal year, we have pursued three critically important initiatives to address ongoing volatility, evolving consumer dynamics, and challenges specific to the Big +Tall retail sector: Assortment, FitMAP Technology expansion and Promotional Strategy. We believe these initiatives will better position the Company’s return to growth.

Assortment:

Over the course of the next two years, we are strategically shifting our assortment to prioritize private brands, which deliver consistent fit, the flexibility to balance trend-right fashion with core essentials and stronger margins. To support this focus, we are reducing investment in underperforming national brands, which will drive higher profitability and enable us to leverage strategic promotions to fuel customer acquisition and sales growth. Our intent is to grow private brand sales penetration from 57% at the start of fiscal 2025 to greater than 60% in 2026 and to greater than 65% in 2027. We are confident that with the strength of our assortment, enhanced storytelling, and strategic marketing efforts, we can drive greater customer loyalty and position our private brands as a primary reason customers choose DXL.

FiTMAP:

Over the past three years, we have been working with and testing a proprietary FiTMAP® Sizing Technology for which we have an exclusive license for Big + Tall men until 2030. This innovative, contactless, digital scanning technology captures 243 unique measurements and offers custom clothing options and a great fit for all our customers. FiTMAP offers a unique experience for our customers, whether selecting from our Ready-to-Wear clothing or opting for custom garments. We are able to provide recommended sizes in all of our private brands, as well as 28 of our national brands. We believe this technology will enhance customer engagement, attract new customers and further establish DXL as a technology leader in men's big + tall apparel. To date, we have scanned over 30,000 customers. At the end of the third quarter of fiscal 2025, FiTMAP was in 88 DXL retail locations and as of the end of September 2025 the technology is available on our mobile app, providing our customers with the ability to self-scan. We plan to expand to another 100 stores in the first half of fiscal 2026.

Promotional Strategy:

We have continued to reframe our promotional strategy around a more disciplined, strategic framework that prioritizes relevance, competitiveness, and a stronger perception of value. Our customer has been telling us that we need to create greater levels of value, and our go-forward approach treats promotions like a managed category, with a clear and deliberate intent around timing, product focus, and purpose to drive sales, engagement, and brand equity. We continue to drive our positioning to maximize the return on every markdown dollar, better align with strategic imperatives, and precisely target specific customer cohorts.

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three and nine months ended November 1, 2025 and November 2, 2024:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
Store sales	$74,538	73.2%	$76,175	70.9%	$234,704	72.7%	$244,868	70.4%
Direct sales	27,341	26.8%	31,328	29.1%	88,213	27.3%	102,944	29.6%
Total sales	$101,879		$107,503		$322,917		$347,812

Total sales for the third quarter of fiscal 2025 were $101.9 million, as compared to $107.5 million in the third quarter of fiscal 2024. The decrease in total sales was primarily attributable to a decrease in comparable sales for the third quarter of 7.4%, partially offset by an increase in non-comparable sales from new stores. Comparable sales were down 6.7% in August, down 9.3% in September, and down 5.8% in October, which was a slight improvement from the first half of fiscal 2025.

The third quarter comparable sales decrease of 7.4% consisted of a comparable sales decrease of 5.2% from stores and a comparable sales decrease of 13.1% from our direct business. A decrease in traffic continued to be the primary driver for the decrease in comparable sales. While conversion rate was up slightly, our dollars per transaction were down, partly due to the shift in product mix toward more value-driven merchandise, as our customers continue to be price sensitive due to reduced discretionary spending.

While we have seen positive results from our loyalty program, Price Match Guarantee, FiTMAP, and our Heroes discounts, our total active customer file has continued to be under pressure as customers are spending less and shopping less frequently in the current environment.

For the first nine months of fiscal 2025, total sales of $322.9 million decreased 7.2% as compared to $347.8 million for the first nine months of fiscal 2024. The decrease was primarily driven by a decrease in comparable sales of 8.7%, with stores down 6.3% and our direct business down 14.6%.

Comparable sales through the first five weeks of the fourth quarter of fiscal 2025 were down 5.7%, which is an improvement in trend over the third quarter of fiscal 2025.

Gross Margin Rate

For the third quarter of fiscal 2025, our gross margin rate, inclusive of occupancy costs, was 42.7% as compared to a gross margin rate of 45.1% for the third quarter of fiscal 2024.

The decrease of 240 basis points for the third quarter of fiscal 2025 was primarily driven by an increase of 210 basis points in occupancy costs, as a percentage of sales, due to the deleveraging from lower sales and increased rents from new stores and lease extensions. Merchandise margin for the third quarter decreased by 30 basis points, as compared to the third quarter of fiscal 2024, primarily due to the impact of tariffs and increased markdown activity and promotional offers associated with our marketing initiatives. These increased costs were partially offset by an improvement in merchandise margins as a result of a shift in product mix toward our private brand merchandise.

For the first nine months of fiscal 2025, our gross margin rate, inclusive of occupancy costs, was 44.4% as compared to a gross margin rate of 47.2% for the first nine months of fiscal 2024. The decrease of 280-basis points was due to an increase of 240-basis points in occupancy costs due to the deleveraging of sales and increased rents and a 40 basis point decrease in merchandise margin. Similar to the third quarter, the decrease in merchandise margin was due to the impact of tariffs and increased markdown activity and promotional offers associated with our new marketing initiatives, partially offset by an improvement in merchandise margins as a result of a shift in product mix toward our private brand merchandise.

As discussed above, there remains significant uncertainty with respect to evolving trade policies and the enactment of additional tariffs globally. For the third quarter and first nine months of fiscal 2025, the impact of tariffs on merchandise margins was estimated to be approximately 60 basis points and 25 basis points, as a percentage of sales, respectively. Assuming the currently enacted rates remain in effect throughout the remainder of the fiscal year and no new tariffs are added, we estimate that the impact of tariffs on gross margin for fiscal 2025 will be approximately $2.0 million.

Selling, General and Administrative Expenses

As a percentage of sales, selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2025 were 44.7% as compared to 44.1% for the third quarter of fiscal 2024. For the first nine months of fiscal 2025, SG&A expenses, as a percentage of sales, were 43.5% as compared to 42.7% for the first nine months of fiscal 2024.

On a dollar basis, SG&A expenses decreased by $1.9 million for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. The decrease was primarily due to a decrease in supporting payroll costs and incentive-based compensation. For the first nine months of fiscal 2025, SG&A expenses decreased $8.1 million as compared to the first nine months of fiscal 2024 primarily due to a decrease in marketing, supporting payroll and incentive-based compensation.

Marketing costs were 6.0% of sales for the third quarter of fiscal 2025 as compared to 5.7% of sales for the third quarter of fiscal 2024. For the first nine months of fiscal 2025, marketing costs were 6.1% of sales as compared to 7.0% of sales for the first nine months of fiscal 2024. For fiscal 2025, marketing costs are expected to be approximately 6.0% of sales.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 24.8% of sales for the first nine months of fiscal 2025 as compared to 24.2% of sales for the first nine months of fiscal 2024. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 18.7% of sales for the first nine months of fiscal 2025 as compared to 18.5% of sales for the first nine months of fiscal 2024.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2025 increased to $3.8 million as compared to $3.6 million for the third quarter of fiscal 2024. For the first nine months of fiscal 2025, depreciation and amortization was $11.3 million as compared to $10.2 million for the first nine months of fiscal 2024. The increase in depreciation and amortization in fiscal 2025 is due to the opening of new store locations and investments in certain other infrastructure and technology projects.

Interest Income, Net

Net interest income for the third quarter of fiscal 2025 was $0.1 million as compared to $0.6 million for the third quarter of fiscal 2024. For the first nine months of fiscal 2025, net interest income was $0.6 million as compared to $1.7 million for the first nine months of fiscal 2024. The decrease in interest income for the third quarter and first nine months of fiscal 2025 was primarily due to the decrease in the average balance of investments as compared to the third quarter and first nine months of fiscal 2024.

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

For the first nine months of fiscal 2025 and 2024, the Company’s effective tax rate was 19.8% and 38.8%, respectively. The effective tax rate for the first nine months of fiscal 2025 reflects an annual effective tax rate estimate of 18.3% net of discrete items and the impact of permanent book-to-tax differences as well as the impact of adjustments to our net operating losses reflected in our recently filed tax returns.

Net Income (Loss)

For the third quarter of fiscal 2025, we recorded a net loss of $(4.1) million, or $(0.08) per diluted share, as compared to a net loss of $(1.8) million, or $(0.03) per diluted share, for the third quarter of fiscal 2024. For the first nine months of fiscal 2025, the net loss was $(6.3) million, or $(0.12) per diluted share, as compared to net income of $4.4 million, or $0.07 per diluted share, for the first nine months of fiscal 2024. The decrease in earnings for the third quarter and first nine months of fiscal 2025 was driven primarily by the decrease in sales.

Inventory

As of November 1, 2025, our inventory decreased by $4.1 million to $85.0 million, as compared to $89.1 million at November 2, 2024. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending, while at the same time, accelerating certain receipts to minimize the impact of tariffs. At November 1, 2025, our clearance inventory was 10.0% of our total inventory, as compared to 9.2% at November 2, 2024. Our inventory position is very strong and our clearance levels are in line with our benchmark of 10%. Our inventory turnover rate has improved by over 30% from fiscal 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At November 1, 2025, we had no outstanding debt, including no borrowings under our credit facility during the first nine months of fiscal 2025. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

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

For the first nine months of fiscal 2025, cash flow from operations was $(3.2) million as compared to $12.5 million for the first nine months of fiscal 2024. The decrease in cash flow from operations was primarily due to a decrease in earnings as well as the timing of working capital.

Free cash flow, before capital expenditures for store development, a non-GAAP measure, was $(10.9) million for the first nine months of fiscal 2025 as compared to $2.5 million for the first nine months of fiscal 2024. Free cash flow, a non-GAAP measure, was $(20.2) million for the first nine months of fiscal 2025 as compared to $(7.0) million for the first nine months of fiscal 2024.

	For the Nine Months Ended
(in millions)	November 1, 2025	November 2, 2024
Cash flow from operating activities (GAAP basis)	$(3.2)	$12.5
Capital expenditures, excluding store development	(7.7)	(10.0)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(10.9)	$2.5
Capital expenditures for store development	(9.3)	(9.4)
Free Cash Flow (non-GAAP basis)	$(20.2)	$(7.0)

Cash flow provided by investing activities was $6.5 million as compared to cash flow used for investing activities of $(22.5) million for the first nine months of fiscal 2024. The increase in cash flow provided by investing activities of $29.0 million was primarily due to the maturity of short-term investments and a decrease in the amount of short-term investments purchased.

Credit Facility

During the third quarter of fiscal 2025, we amended our revolving credit agreement with Citizens Bank, N.A., by entering into the Second Amendment to Credit Facility (as amended, the "Credit Facility"). As a result of the amendment, the maturity date of the Credit Facility was extended from October 28, 2026 to August 13, 2030 and the revolving commitments under the facility were reduced from $125.0 million to $100.0 million, to more closely align with our average inventory levels, which serve as the primary borrowing base for the Credit Facility. In addition, the sublimit for swing-line loans was reduced from $15.0 million to $10.0 million. The Credit Facility continues to include a sublimit of $20.0 million for commercial and standby letters of credit. Our availability under the Credit Facility did not materially change as a result of the amendment.

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

We had no outstanding borrowings under the Credit Facility at November 1, 2025 and no borrowings during the first nine months of fiscal 2025. At November 1, 2025, outstanding standby letters of credit were $3.6 million. The average unused excess availability during the first nine months of fiscal 2025 was approximately $71.1 million and the unused excess availability at November 1, 2025 was $73.6 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at November 1, 2025 and November 2, 2024, respectively:

	November 1, 2025		November 2, 2024
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	258	1,853	239	1,753
DXL Outlets	17	84	15	76
Casual Male XL Retail	6	18	12	37
Casual Male Outlets	15	44	19	57
Total Stores	296	1,999	285	1,923

During the first nine months of fiscal 2025, we opened eight new DXL stores, converted two Casual Male XL retail stores and one Casual Male XL outlet to DXL retail stores and two Casual Male XL outlets to DXL outlets. We expect our capital expenditures to range from $17.0 million to $19.0 million, net of tenant incentives.

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

The following table reconciles free cash flow:

	For the Nine Months Ended
(in millions)	November 1, 2025	November 2, 2024
Cash flow from operating activities (GAAP basis)	$(3.2)	$12.5
Capital expenditures, excluding store development	(7.7)	(10.0)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(10.9)	$2.5
Capital expenditures for store development	(9.3)	(9.4)
Free Cash Flow (non-GAAP basis)	$(20.2)	$(7.0)

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

	For the Three Months Ended		For the Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in millions)
Net income (loss) (GAAP basis)	$(4.1)	$(1.8)	$(6.3)	$4.4
Add back:
Provision (benefit) for income taxes	(1.5)	(0.2)	(1.6)	2.8
Interest income, net	(0.1)	(0.6)	(0.6)	(1.7)
Depreciation and amortization	3.8	3.6	11.3	10.2
Adjusted EBITDA (non-GAAP basis)	$(2.0)	$1.0	$2.8	$15.7

Sales	$101.9	$107.5	$322.9	$347.8
Adjusted EBITDA margin (non-GAAP basis), as a percentage of sales	(1.9%)	1.0%	0.9%	4.5%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 1, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 1, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 1, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended November 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

* Filed herewith.

# Certain schedules and/or exhibits were omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: December 11, 2025	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)