Form 10-K
period 2026-01-31
DESTINATION XL GROUP, INC.
filed 2026-03-19
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026 (Fiscal 2025)

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

As of August 2, 2025, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $41.9 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 54,810,511 shares of Common Stock, $0.01 par value, outstanding as of March 9, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from an amendment to this report under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended January 31, 2026.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 31, 2026

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our ability to grow market share, our expected capital expenditures in 2026, our expected marketing spend in 2026, and our ability to meet our liquidity needs; our belief that the Merger (as defined below) will bring together complementary brands, channels and capabilities to better serve plus-size women and big + tall men and that the combined company will have a more diverse and broader portfolio with comprehensive ranges of plus-size and big + tall options and be positioned for future growth opportunities; our belief that bringing DXL together with FullBeauty’s inclusive women’s brands and KingSize would create a comprehensive and diverse size-inclusive brand portfolio spanning value to premium price points across lifestyles and occasions, our belief that by leveraging complementary strengths across gender, product and channels the combined company will be positioned to accelerate growth, improve operational efficiency and enhance customer experience through a comprehensive, innovative, multi-channel strategy; our belief that our actions to drive operational efficiencies, strengthen our balance sheet to increase financial flexibility, and invest in technology to better support our long-term strategic objectives position us to navigate the current market environment while preserving the core strengths of our business; our belief that reducing investment in underperforming national brands will enable us to improve profitability and more effectively deploy strategic promotions to drive customer acquisition and sales growth; our belief that the strength of our assortment, enhanced storytelling, and targeted marketing efforts will drive greater customer loyalty and position our private brands as a primary reason customers choose DXL; our belief that FiTMAP® is one of the most comprehensive sizing technologies available in the big + tall market and provides a differentiated experience across both ready to wear and custom offerings; our belief that our promotional strategy and the actions we have taken, combined with the long-term opportunities created by the proposed Merger with FullBeauty, will position DXL for stronger growth and improved profitability; and our continued belief that we could potentially open approximately 50 net new DXL stores across the country when economic conditions and the overall traffic within the big + tall sector improves. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and, therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. For example, these forward-looking statements could be affected by factors including, without limitation, risks relating to the challenging macroeconomic environment, including volatility and changes in global trade policies; changes in consumer spending in response to the economic factors; the impact of tariffs and the ability to mitigate exposure and maintain supply; the impact of ongoing worldwide conflicts on the global economy; the impact of GLP-1s and similar weight-loss medications; the Company’s ability to grow its market share, predict customer tastes and fashion trends, forecast sales growth trends, and compete successfully in the U.S. men’s big + tall apparel market; risks associated with the ability to consummate the Merger and the timing of the closing of the Merger; the customary closing conditions leading to the completion of the Merger, including DXL stockholder approval; the ability to successfully integrate and scale our operations and employees; the ability and timing to realize anticipated benefits and synergies of the Merger; the potential impact of the announcement, pendency or consummation of the Merger on relationships, including with employees, customers, credit rating agencies, suppliers and competitors; the ability to retain key personnel; changes in financial markets; negative rating agency actions; the outcome of any legal proceedings that may be instituted against DXL or FullBeauty (as defined below); the risk that any announcements relating to the Merger could have adverse effects on the market price of the common stock of DXL; diversion of management’s attention from ongoing business operations and opportunities; risks associated with the Company’s ability to maintain compliance with Nasdaq listing standards, volatility in the market price of the Company’s common stock, the Company’s ability to implement corporate actions such as a reverse stock split and those additional risks and factors that will be detailed in a proxy statement that the Company expects will be distributed to the stockholders of DXL in connection with their votes on the issuance of the Company's Common Stock in the Merger and other reports filed with the SEC by DXL from time to time, including those risks and uncertainties set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions, or circumstances in which the forward-looking statement is based.

Item 1. Business

Destination XL Group, Inc., together with its subsidiaries (the “Company”), is the leading specialty retailer of big + tall men’s apparel with retail locations throughout the United States. We operate under the trade names of Destination XL®, DXL®, DXL® Big + Tall, DXL Men’s Apparel, DXL outlets, Casual Male XL® and Casual Male XL outlets. At January 31, 2026, we operated 258 DXL retail stores, 17 DXL outlet stores, 5 Casual Male XL retail stores, 15 Casual Male XL outlet stores, and a digital business, including an e-commerce site at www.dxl.com, a mobile site m.destinationXL.com and mobile app. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024 as “fiscal 2025,” “fiscal 2024” and “fiscal 2023,” respectively.

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

RECENT DEVELOPMENTS

FullBeauty Merger

On December 11, 2025, the Company, Divine Merger Sub I, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and FBB Holdings I, Inc., a Delaware corporation (“FBB” or “FullBeauty”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into FBB, with FBB continuing as the surviving corporation as a wholly owned subsidiary of the Company (the “Merger”).

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

FullBeauty, a private company with sales for the 53 weeks ended January 3, 2026 of approximately $0.7 billion, is a leading direct to consumer retailer specializing in size inclusive fashion for plus-size women and big + tall men. FullBeauty's brands include OneStopPlus®, the world’s first and largest online shopping destination for plus-size women, Catherines®, WomanWithin®, Jessica London®, Roaman’s®, SwimsuitsForAll®, Ellos®, Active For All®, Shoes For All®, Intimates For All®, KingSize®, Brylane Home®, June & Vie™, Eloquii®, CUUP®, Dia Shop™, Dia & Co®, Avenue®, Joe Browns®, FullBeauty® and FullBeauty Outlet®. We believe that this Merger will bring together complementary brands, channels and capabilities to better serve plus-size women and big + tall men. We believe the combined company would have a broader and more diverse portfolio with comprehensive ranges of plus-size and big + tall options which we expect would position the combined company for future growth opportunities.

We are currently preparing a proxy statement that we plan to distribute to the stockholders of DXL in connection with their votes on the approval of the Merger and the issuance of DXL Common Stock in connection with the Merger, as well as other matters to be voted upon in connection with the approval of the Merger. The Merger, which is expected to close in the second quarter of fiscal 2026, is subject to customary closing conditions, including approval by our stockholders.

BUSINESS STRATEGY

The big + tall apparel sector continues to experience meaningful macroeconomic and industry‑specific headwinds that have resulted in sustained softness in consumer demand. Over the past 12 to 18 months, we have seen a notable shift in customer shopping behavior, as customers shopped less frequently and prioritized essentials and lower price points.

Over the past five years, we have transformed our operating model by enhancing our customer relationship management capabilities, upgrading our data infrastructure, and expanding our analytics competencies. We have also driven operational efficiencies, strengthened our balance sheet to increase financial flexibility, and invested in technology to better support our long‑term strategic objectives. We believe these actions position us to navigate the current market environment while preserving the core strengths of our business.

During this continuing economic downturn in our sector, our strategy is to strengthen our market position by focusing on value‑oriented customers and safeguarding the profitability of our existing business. Given ongoing cyclical pressures on sales, we have paused certain long‑term initiatives, including further store growth as well as brand marketing efforts, in order to protect free cash flow and emphasize operational efficiency.

During fiscal 2025, we made meaningful progress on the following strategic initiatives, which are specifically geared toward appealing to our value-driven customers who are more price sensitive and less inclined to shop during this downward economic cycle.

Assortment

Over the next two years, we are strategically evolving our assortment to further prioritize private brands, which deliver consistent fit, greater flexibility to balance trend‑right fashion with core essentials, and enhanced value for our customers while generating higher margins for DXL. To support this shift, we are reducing investment in underperforming national brands, enabling us to improve profitability and more effectively deploy strategic promotions to drive customer acquisition and sales growth.

Our objective is to increase private‑brand penetration from approximately 57% at the start of fiscal 2025 to more than 60% in fiscal 2026 and more than 65% in fiscal 2027. We believe that the strength of our assortment, enhanced storytelling, and targeted marketing efforts will drive greater customer loyalty and position our private brands as a primary reason customers choose DXL.

FiTMAP® Technology

Over the past three years, we have developed and tested our proprietary FiTMAP® sizing technology, for which we hold an exclusive license for big + tall men until 2030. This innovative, contactless digital scanning solution captures 243 unique measurements and delivers personalized size recommendations across 29 brands, simplifying the purchase process and reducing friction for our customers.

FiTMAP also creates opportunities to offer custom apparel through a digital platform, further enhancing fit and personalization. We believe it is one of the most comprehensive sizing technologies available in the big + tall market and provides a differentiated experience across both ready‑to‑wear and custom offerings.

At January 31, 2026, FiTMAP was available in 121 DXL retail locations and through our mobile app. By the end of February 2026, FiTMAP was live in 188 stores, which completes our initial rollout, and we have used FiTMAP to scan more than 63,000 customers. This technology has delivered measurable benefits, transforming how customers engage with fit and reinforcing DXL’s position as a technological leader in the big + tall category.

Promotional Strategy

We continue to refine our promotional approach with a more disciplined, strategic framework that emphasizes relevance, competitiveness, and a stronger perception of value. Promotions are now managed as a distinct category, with clear objectives around timing, product focus, and customer targeting. This approach is designed to maximize the return on every markdown dollar, support key strategic priorities, and strengthen brand equity while driving engagement and sales.

We believe that this strategy and the actions we have taken, combined with the long‑term opportunities created by the proposed Merger with FullBeauty, will position DXL for stronger growth and improved profitability.

MERCHANDISE

We offer our customers an extensive assortment of apparel consisting of both our own brands and over 90 well-known national brands, within our “good,” “better” and “best” price points. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit their apparel needs. With over 5,000 styles available, we carry an extensive selection of tops in sizes up to 8XL and 8XLT, bottoms with waist sizes 38” to 66”, and footwear in sizes 10W to 17W.

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

Big + tall is all we do, and through our own brands and exclusivity with national brands, we estimate that more than 80% of our inventory assortment, in units, is not available elsewhere. Several of the national brands that we carry in sizes 2XL and above are sold exclusively by us in our stores and on our website and may otherwise only be available on the brand’s website, if at all. In addition to our exclusive brands, we also work with several other national brands to offer a unique, curated merchandise assortment in sizes 2XL and above that are sold exclusively in our stores and on our website and are not available on the brand’s own website. These offerings are a subset of the larger merchandise offering that we carry for these respective brands. The penetration of national brands in a specific DXL store can range from 22% to 70%, depending on several factors, but on average, slightly less than half of the assortment is branded apparel.

Value-Priced Apparel - “Good” Merchandise

For our value-oriented customers, we carry Lee, Wrangler and Reebok. In addition, we carry the following value-priced private label lines:

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

True Nation® is a denim-inspired line consisting of vintage-screen t-shirts and wovens and is geared toward our younger customers.

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

Higher-End Fashion Apparel - “Best” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers, such as The North Face®, Polo Ralph Lauren®, Jack Victor®, Michael Kors®, and Tallia®. Our exclusive brands in this price range include Brooks Brothers®, JOE’S® Jeans and Robert Barakett®. Within our product assortment for Psycho Bunny®, Lucky and Robert Graham®, we also offer exclusive styles specially curated for our customers. Polo Ralph Lauren builds one collection each quarter for our customers that is exclusive to DXL.

Footwear

Our DXL website offers an assortment of footwear, with a broad selection from casual to formal, in varying price points. We currently have a selection of more than 200 styles of footwear, ranging in sizes from 10W to 17W, including designer brands such as Cole Haan®, Timberland®, Sketchers®, New Balance®, Reebok® and Deerstags.

STORE CHANNEL

DXL Men’s Apparel Stores

As of January 31, 2026, we operated 258 DXL retail stores that cater to our diverse customer base, with merchandise representing all price points, from our higher-end brands to value-oriented brands, and all lifestyles, from business to denim. The size of our DXL stores averages 7,200 square feet. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our price points, to cater to each demographic market. Our DXL stores are located on real estate that is highly visible, often adjacent to high-performing regional malls or other high-traffic shopping areas.

During fiscal 2025, we opened eight new DXL stores, converted two Casual Male XL retail stores and one Casual Male XL outlet store to the DXL retail format, and completed three DXL store remodels. These new DXL stores offer an updated look and feel both inside and outside, with the store layout focusing on improving our customer engagement and their overall shopping experience. We have paused our new store development program for fiscal 2026 as we prioritize our focus on profitability and free cash flow generation given the current headwinds we are facing. We believe that our store portfolio is a vital asset to our business strategy and we believe there is still opportunity to open additional DXL stores across the country once the current downward economic cycle recovers.

Casual Male XL Retail Stores

As of January 31, 2026, we operated 5 Casual Male XL full-price retail stores, which are located primarily in strip centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores consists of moderate-priced basic or fashion-neutral items, such as jeans, casual pants, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our own brand collections. The average Casual Male XL retail store is approximately 3,000 square feet.

DXL Outlet /Casual Male XL Outlet Stores

As of January 31, 2026, we operated 17 DXL outlet stores and 15 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big + tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered at discounted prices to cater to the value-oriented customer. In addition to our own brands and national brands at our “good” price tier, our outlets also carry clearance product obtained from DXL and Casual Male XL stores, offering the outlet customer the ability to purchase brand and fashion product for a reduced price.

During fiscal 2025, we converted two Casual Male XL outlet stores to the DXL outlet format. The average DXL outlet is approximately 5,100 square feet and the average Casual Male XL outlet store is approximately 3,000 square feet.

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

In the first quarter of fiscal 2025, we completed the migration from our legacy infrastructure to a new, modern e-commerce platform, with various features and functionality. This upgrade provided immediate performance improvements and we believe that the customer experience has improved by eliminating friction points, optimizing search capability, and enhancing speed and response times. The new platform is engineered by a leading e-commerce technology provider and positions us to respond faster and more effectively to make changes in the future.

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

During fiscal 2025, we continued to expand our presence on Nordstrom's digital marketplace platform, with a growing selection of our DXL big + tall merchandise. We believe the marketing efforts that we executed in fiscal 2025, in collaboration with Nordstrom, which included email, seller pages and personalized DXL/Brand content, as well as our participation in Nordstrom's Anniversary and Cyber events, drove increased demand. We believe this collaboration allows us to bring the DXL experience beyond our four walls and directly to the Nordstrom customer, thereby further extending our relationship with the female consumer.

A portion of our assortment is also available on Amazon.com and Walmart.com.

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

Our evergreen merchandise made up approximately 45% of our merchandise assortment in fiscal 2025. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We develop customized assortment strategies by store that accentuate lifestyle preferences for each particular store.

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

Our field organization is directed by our Chief Stores and Real Estate Officer, Vice President of Digital Fit Technology & Business Development, Regional Vice Presidents, Regional Sales Managers, and a Store Operations Team, who provide management development and guidance to individual store managers. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s market, and for the overall operations and profitability of those stores. Each store is staffed with a store manager, assistant manager and key holders. The store manager is responsible for achieving certain sales and operational targets. Our stores have an incentive-based commission plan for managers and selling staff to encourage associates to focus on our customer’s wardrobing needs and sales productivity.

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

Building brand awareness remains our greatest opportunity for long-term growth. However, until consumer spending in the men’s big + tall apparel sector begins to improve, our marketing efforts will remain more targeted and personalized, enabling us to engage differently with each of our customers based on their shopping behaviors across all our buying channels. Our ongoing work on enhancing our customer segmentation will ultimately drive our long-term marketing strategy, enabling us to create targeted and personalized content and messaging to our various customer segments. We maintain a stringent, analytical and data centric perspective within our marketing program, focusing on understanding incremental outcomes in addition to the “return on ad spend” throughout all our programs. This data-driven philosophy extends across all our marketing initiatives as we look at new ways to engage our customers.

Our marketing programs include email, direct mail, direct marketing, digital marketing, paid search, social media, and streaming media, among others. We launched our new DXL Rewards program on a new platform at the start of fiscal 2025, which introduced new loyalty elements, such as more compelling benefits, based on tier migration through spend rather than through points or other loyalty currencies. Because we are not highly promotional, our loyalty program provides a strong value to our customers.

For fiscal 2026, we expect our marketing costs to be approximately 5.8% of sales as compared to 6.1% for fiscal 2025.

GLOBAL SOURCING

Our global sourcing strategy considers quality, cost and lead time, depending on the requirements of the program, to procure the right products for our customers. We believe our current sourcing structure meets our operating requirements and provides capacity for growth. The growth and effectiveness of our global direct sourcing program is a key component to the strength of merchandise margins.

We have built a strong internal team with extensive experience that is responsible for managing an international network of vendors and suppliers across the globe. We have established strong relationships with many of the leading factories and mills across the globe. Our sourcing network consists of over 30 factories in nine countries that are experts in big + tall sizing and production. In fiscal 2025, approximately 52% of all our product needs were sourced directly. We manufacture a significant percentage of our own brand merchandise in Bangladesh, Kenya, and Southeast Asian countries, including Vietnam and Cambodia. We continue to reduce dependency on China, with less than 5% of our own brands sourced from China, inclusive of our raw materials and trims, and have moved certain programs into countries in the Western Hemisphere that have duty-free opportunities such as Mexico.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors are made in U.S. dollars with payment on account.

See "Item 1A. Risk Factors, Operational Risks That May Affect Our Business" for a discussion of the risks associated with the imposition of tariffs.

See "Sustainability and Governance" below for a discussion of our environmental, ethical and social audits.

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

MANAGEMENT INFORMATION SYSTEMS

Maintaining and selectively upgrading our management information systems infrastructure is a priority to us. We believe that the investments we have made in this regard have improved our overall efficiency and improved our access to information, enabling better and timely, data-driven decisions.

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

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores and discount and off-price retailers that sell big + tall men’s clothing. While we have successfully competed on the basis of merchandise assortment, comfort and fit, customer service and desirable store locations, there can be no assurance that other retailers, including e-commerce retailers, will not adopt purchasing and marketing concepts similar to ours. Discount retailers with significant buying power, such as Walmart, Kohl's and J.C. Penney, represent a source of competition for us. The direct business has many competitors, including KingSize, which is owned by FullBeauty, as well as online marketplaces, such as Amazon.

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

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Destination XL®”, “DXL®”, “DXL Men's Apparel®”, “Big on Being Better®”, “Casual Male®”, “Casual Male XL®”, “Continuous Comfort®”, “FiTMAP®”, “Harbor Bay®”, “Oak Hill®”, “Synrgy™”, “Society of One®”, “True Nation®” and “Wear What You Want℠”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no-iron hang tag.

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

HUMAN CAPITAL MANAGEMENT

As of January 31, 2026, we employed 1,435 people. We hire additional temporary associates during the peak holiday season. None of our associates is represented by a collective bargaining agreement. Our associates are our greatest asset, and we are committed to providing them with a safe and healthy work environment. Each associate is required to sign a set of policies that includes, among others, the code of ethics, anti-harassment policy, and procedures for raising a complaint. Our policies also include protection of human rights and prohibit the use of child labor or forced, bonded, or indentured labor.

People-First, Purpose-Driven

We are a People-First organization that believes in inclusion, belonging, connection, understanding, a strong culture, and quality leadership, all while defending the rights of our associates.

Under our "Inclusion and Belonging" Initiative , our "Including You!" committee delivers programs to raise awareness of unconscious bias and highlights the benefits of inclusion, diversity, and belonging in the workplace. We have policies, required training, and other educational resources in place related to anti-discrimination, anti-harassment, and belonging. Our associates also have access to an anonymous hotline for reporting concerns. In 2021, we joined the SHRM CEO Action for Inclusion & Diversity, which is a coalition of over 2,500 CEOs pledging to promote inclusion and diversity in the workplace. By joining the SHRM CEO Action for Inclusion & Diversity, we pledged to cultivate an environment of belonging and genuine connection for every member of our team, guests, and communities in which diverse perspectives and experiences are welcomed and respected.

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

In addition to our learning management system, which offers a wide range of online learning opportunities, we also partner with Leadercast to provide supplemental online leadership training and content for in‑person shared events. In fiscal 2024, we strengthened our development efforts by launching a New Manager Cohort for associates newly responsible for supervising others. This program gives emerging managers the chance to learn together, share experiences, and build skills across a variety of leadership topics. In fiscal 2025, we expanded these efforts with the launch of our Leadership in Action series. This initiative brings together associates at all levels for interactive training focused on leadership skills, grounded in our organizational Ground Rules, and designed to empower participants to lead from every position.

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

Associate Safety

Associate safety and well-being are a critical component of our culture. We have a comprehensive employee safety program along with policies and procedures that support this initiative. Our Emergency Management Policy provides direction and best practices for ensuring associate safety. We take pride in the preventative measures we take, including evacuation/shelter-in-place drills as well as our partnership with certified safety experts who help us proactively address potential risks and assist us in the creation of training modules to roll out to our associates. Policies are routinely communicated and training is provided to associates, as appropriate.

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

Strategic Risks That May Affect Our Business

If we are unable to complete the announced Merger with FullBeauty, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and stock price, and, even if the Merger is completed, there can be no assurance that the combined company will realize the anticipated benefits of the Merger or achieve expected results.

On December 11, 2025, we announced that we had entered into a Merger Agreement with FullBeauty. The Merger, which is expected to close during the second quarter of fiscal 2026, is subject to customary closing conditions, including approval by the Company's stockholders. There is no assurance that all of the conditions will be satisfied, that the Merger will be completed on the announced terms, or that our stockholders will approve the Merger within the expected timeframe or at all. The closing of the Merger may be delayed, or the Merger may not be completed, for any number of reasons, including a failure to obtain stockholder approval.

If the Merger is not completed, we could suffer consequences that may adversely affect our business, financial condition, operating results, cash flows and stock price. To the extent that the market price of our common stock reflects the assumption that the Merger will be completed, the price of our stock could decline if it is not completed. We may experience adverse effects or changes to our relationships with customers, employees, suppliers, or other parties during the transition period or following a failure to complete the Merger. We may also experience increased employee attrition due to the uncertainties regarding future employment or job responsibilities as a result of the Merger. In addition, there may be potential litigation relating to the Merger instituted against us.

Further, even if the Merger is completed, there can be no assurance that we will be able to successfully integrate and scale our operations or realize the anticipated benefits and synergies of the Merger.

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
•
build successful collaborations and alliances;
•
grow our DXL digital business;
•
maintain a state-of-the-art website;
•
manage and grow our store portfolio;
•
predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;
•
grow our existing customer base;
•
hire qualified store management and store associates;
•
grow and then sustain the number of transactions, units-per-transaction and share of wallet; and
•
operate at appropriate operating margins.

Changes in consumer health trends, including the increased use of GLP-1 and similar weight-loss medications, could adversely affect demand for our merchandise, though such trends may also create new opportunities.

The growing availability and adoption of GLP-1 receptor agonists and other prescription medications used for weight management may contribute to changes in body size, weight distribution, and apparel needs among consumers. To the extent these medications lead to sustained weight loss or reduced demand for extended-size apparel, particularly among men who historically have required big + tall sizing, demand for our core product offerings could decline, which could adversely affect our sales, inventory planning, and operating results.

In addition, rapid or uneven changes in customer sizing preferences could increase inventory risk, including higher markdowns to clear excess inventory, and may require adjustments to our merchandising strategy, sourcing, and supply chain that we may not be able to execute efficiently or on favorable terms.

At the same time, these trends may also present potential opportunities for our business. Customers experiencing weight changes may require replacement wardrobes more frequently, including during transitional sizing periods, which could increase purchase frequency or demand for a broader range of sizes and fits. On the other hand, big + tall customers on a weight loss journey may shop less often to avoid buying clothing in interim sizes. We may benefit from opportunities to expand adjacent size categories, introduce new fits or product lines, or strengthen customer relationships through personalized customer service, loyalty programs, or fit-focused offerings. We believe that our FiTMAP® technology, which is an innovative, contactless digital scanning technology licensed by Formcut until January 1, 2030 that captures 243 unique measurements, and our proprietary Size Mapping tool, which ensures a great fit for our scanned customers with most of our best-selling brands, as well as our custom clothing offerings, uniquely position us to help consumers respond to the positive effects of these medications. However, our ability to realize any such benefits will depend on our ability to anticipate and respond effectively to evolving consumer preferences, manage inventory and costs, and execute our strategic initiatives successfully.

Our marketing programs and efforts to drive awareness and traffic and to convert that traffic into an increased loyal customer base are critical to achieving market share growth within the big + tall men’s apparel market and may not be successful.

Our ability to increase our share of the big + tall men’s apparel market is largely dependent on effectively marketing our brand and merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallets on our product offerings. In order to grow our market share, we depend on the success of our marketing and advertising in a variety of ways, including streaming media advertising, advertising events, our loyalty program, direct mail, paid search, and digital marketing, including social media and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future marketing efforts by us, our vendors or our other licensors may be more costly than prior years and, if not successful, may negatively affect our ability to meet our sales goals and gain market share.

If our marketing campaigns and strategies are unable to drive traffic to our stores and website, the marketing costs incurred will have a negative impact on the Company's profitability.

Our direct business is a component of our growth strategy and the failure to develop our digital infrastructure could disrupt our business and negatively impact our sales.

We have made significant investments in capital spending and labor to develop our direct channels and increased investments in digital marketing to attract new customers. The growth of our overall sales is dependent on customers continuing to expand their online purchases in addition to in-store purchases. While it is our objective to continue to grow this business, there can be no assurance that this growth will continue or be sustainable.

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

One of our long-term strategic initiatives is to grow our store portfolio and we have identified multiple white space opportunities in new or underpenetrated markets. However, given the current market conditions and economic headwinds, we have paused opening new stores in fiscal 2026. We continue to actively review opportunities to relocate or convert some of our remaining Casual Male XL stores to DXL.

If we are unable to obtain favorable lease terms, we may not be able to maintain our current store base. In addition, the lack of store growth could negatively affect our ability to grow revenue and market share. Depending on market conditions and our Company's performance, similar to what we have seen in fiscal 2025, the pace at which we open store locations may have to be paused beyond fiscal 2026.

Operational Risks That May Affect Our Business

Our business may be adversely affected due to disruptions in the global supply chain.

Disruptions in the global supply chain in foreign ports, the impact of tariffs, the impact of climate change, and the shortages of vessels and shipping containers may impact our ability to import inventory in a timely manner. The imposition of tariffs and reciprocal tariffs, sanctions, import/export restrictions and other future actions may have a negative impact on the supply chain and may limit the availability of certain raw materials and result in increased costs. Instability in the Middle East continues to make accessing the Suez Canal a risk, thereby prompting vessels to avoid this route, which adds time and cost. Insurance costs to cover shipments have significantly increased due to risk of attacks on commercial vessels. In the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to loss of sales and an adverse impact on our results of operations. Furthermore, we may continue to incur incremental freight costs, which could negatively harm our gross margin rates.

In 2025, the U.S. government announced the imposition of additional tariffs on certain goods imported from numerous countries, including Vietnam, India and Bangladesh. Multiple nations responded with reciprocal tariffs and other trade actions. The recent imposition and subsequent invalidation of tariffs by the U.S. government, along with the unpredictability of the rates and other potential actions that may be taken by the U.S. government and foreign governments (including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and counter sanctions, safeguards or customs restrictions) may materially increase our costs and reduce our margins. The unpredictability surrounding tariffs and trade policies has resulted in substantial uncertainty and may negatively impact our operational management and our ability to forecast with confidence.

In light of the implications of new tariffs, many companies, including ours, have had to reassess their global sourcing strategy in an effort to minimize the impact of these tariffs. During fiscal 2025, we took several actions to mitigate the impact of these tariffs, including acceleration of receipts, further diversifying suppliers and re-sourcing to countries with lower tariffs, working with longstanding factory partners to reduce costs, identifying further cost reductions across our business and planning for strategic price increases and growing our participation in the First Sale Initiative (a U.S. Customs approved program) with a majority of our vendors. However, there can be no assurance that our current or future actions to mitigate such tariffs will be successful.

Given the uncertainty regarding the treatment of tariff amounts previously paid and the scope and durability of current and future tariff measures, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain, but could be material. Further, any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations.

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

In addition, even if our current manufacturers continue to manufacture our products, they may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards. If we are forced to rely on manufacturers who produce products of inferior quality, then our brand and customer satisfaction would likely suffer, which would negatively impact our business. These manufacturers may also increase the cost to us of the products we purchase from them.

The U.S. Department of the Treasury has placed sanctions on China’s Xinjiang Production and Construction Corporation ("XPCC") for serious human rights abuses against ethnic minorities in China’s Xinjiang Uyghur Autonomous Region. In addition, in January 2021, the U.S. Customs and Border Protection issued a Withhold Release Order on products made in Xinjiang. In response to the problems in Xinjiang, we developed a Compliance Certificate of Traceability for our cotton vendors. Although we prohibit our vendors from doing business with XPCC, we could be subject to penalties, fines or sanctions and our brand could be harmed if any of the vendors from which we purchase product is found to have done business, directly or indirectly, with XPCC.

We work with a third-party audit vendor to ensure a responsible and ethical supply chain. We are and will continue to pursue our corporate responsibilities and create a positive effect on human rights as well as the environment. The Company publishes a Vendor Code of Conduct, which is a part of every agreement requiring compliance by the manufacturing facilities. If, despite third-party audits, the manufacturing facilities engage in workplace or human rights violations and we are unable to identify or correct such violations, it may negatively affect our business and harm our brand.

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

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed by the current administration under the International Emergency Economic Powers Act in 2025, including tariffs on global imports from China, Canada, and Mexico, were unlawful. However, not all tariffs imposed in 2025 will be impacted by this decision, and new tariffs have, and may continue to be, implemented under other statutory authorities. Following the U.S. Supreme Court’s ruling, the current administration issued a presidential proclamation imposing additional tariffs under U.S. trade laws, which can remain in effect for up to 150 days unless further extended by the U.S. Congress. The current administration may continue to impose additional tariffs under U.S. trade laws. These events introduce uncertainty regarding the treatment of tariff amounts previously paid and the scope and durability of current and future tariff measures. Even if certain tariffs affecting our Company are ultimately invalidated, we may not be able to fully recover increased costs associated with product delivery and related services from international vendors.

Our business is highly competitive, and competitive factors may reduce our revenues and profit margins.

The United States big + tall men’s apparel market is highly competitive with many national and regional department stores, mass merchandisers, specialty apparel retailers, discount stores and online retailers offering a range of apparel products similar to the products that we sell. Besides retail competitors, we consider any manufacturer of big + tall men’s merchandise operating in outlet malls throughout the United States to be a competitor. It is also possible that another competitor, either a mass merchant or a men’s specialty store or specialty apparel catalog, could gain market share in big + tall men’s apparel due to more favorable pricing, locations, brand and fashion assortment and size availability. Many of our competitors and potential competitors may have substantially greater financial, manufacturing and marketing resources than we do.

The presence in the marketplace of various fashion trends and the limited availability of shelf space also can affect competition. We may not be able to compete successfully with our competitors in the future and could lose market share. A significant loss of market share would adversely affect our revenues and results of operations.

We maintain exclusivity arrangements with several of our national brands. The loss, reduction, or non‑renewal of these exclusivity agreements could diminish customer traffic, reduce our ability to command premium pricing, and negatively affect sales. Our strategic shift toward a higher private-brand penetration may reduce this risk. However, if the performance of our private brands does not meet expectations due to a lack of customer acceptance or a failure to provide competitive pricing, our revenues and gross margins may be negatively affected.

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

We may be unable to effectively implement, manage, or adapt our artificial intelligence initiatives, and the steps we take may be insufficient relative to our competitors.

Our adoption of artificial intelligence (“AI”) technologies exposes us to operational, strategic, and compliance risks. Successful implementation of AI depends on the effective integration of new tools and processes, and we may experience delays, technical challenges, or disruptions that could adversely affect our operations. In addition, our planned investments in AI may not achieve the expected efficiencies or competitive advantages.

Our current use of AI is limited to AI platforms provided through our existing third‑party service providers. These tools are proprietary to us and are primarily used to improve workflow efficiencies. Changes by these third‑party service providers, including pricing adjustments, modifications to functionality, reduced service availability, or compatibility issues, could negatively impact our operations or increase costs. In addition, the growing consumer shift toward AI‑driven search and discovery may reduce the effectiveness of traditional digital channels. If we do not adapt to these changes, our customer acquisition and engagement efforts could be adversely affected.

The use of AI to process and analyze customer data increases our exposure to data privacy, cybersecurity, and regulatory risks. Any failure to protect data, comply with applicable regulations, or appropriately govern AI‑enabled processes could result in legal, financial, or reputational harm. Ensuring that our associates use only Company‑approved AI technologies presents an additional governance and compliance challenge. Integrating AI into our business processes may also require significant employee training and change‑management efforts, and resistance to such changes could negatively impact productivity.

If we are unable to effectively implement, manage, or adapt our AI initiatives, our business, financial condition, and results of operations, could be materially adversely affected.

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

The concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases ("GHG") in the atmosphere is very real and the belief that this will cause significant changes in weather patterns is widely held. This appears to be resulting in an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, as well as water scarcity and poor water quality. These events could adversely impact the availability and price of cotton and other raw materials, disrupting the supply chain and our ability to secure merchandise. Further, extreme weather conditions caused by climate change could negatively impact our financial results if our retail locations are unable to open, customers are unable to travel or our distribution center is unable to fulfill orders or deliver inventory. These events could also create adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

We use a risk-based approach to evaluate the environmental impact throughout our value chain. We have an Environmental Policy, which describes our efforts to safeguard the environment and minimize our global footprint. We are also working to develop additional policies, standards and goals to help mitigate the risks associated with the effects of climate change, including working closely with our vendors and business partners to help identify such risks, develop standards and improve processes.

We may be unable to achieve our environmental, social and governance objectives.

We are committed to corporate social responsibility and sustainability, and we recognize the importance of environmental, social and governance ("ESG") issues. Our Sustainability and Governance Committee, comprising a cross-discipline of corporate management, previously worked with a third-party firm to assist us in the development of the Company's policies and initiatives and may again in the future. The ability to achieve our objectives is subject to risks and uncertainties, and we may fail to achieve our objectives. We may also incur additional costs and require additional resources to implement such policies and initiatives.

Our business is subject to evolving regulations and expectations with respect to environmental, social and governance matters that may expose us to increased risks.

An increased focus by local, state, regional, national, and international regulatory bodies on GHG emissions and climate change issues increases the risk to our business if we are unable to comply with the multiple and evolving policy changes. For example, in March 2024, the SEC adopted rules to enhance and standardize climate-related disclosures by public companies so that there is more consistent, comparable, and reliable information about the financial effects of climate-related risks on a public company’s operations and how it manages those risks. However, those rules have not taken effect due to ongoing legal challenges and a judicial stay, and in March 2025, the SEC announced that it voted to end its defense of the rules.

In addition, in October 2023, California enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that require large public and private companies that do business within the state to disclose their Scopes 1, 2, and 3 GHG emissions, with third-party assurance of GHG emissions information for certain entities, and to issue public reports on their climate-related financial risk and related mitigation measures, but those statutes are also subject to legal challenges, regulatory implementation uncertainty, and potential delays or changes in enforcement.

Given that both the SEC rules and the California statutes remain subject to ongoing litigation, it is unclear when, or in what form, these requirements will ultimately become effective. Courts could uphold, invalidate, narrow, or remand these rules, and regulators may revise or re-propose requirements in response to judicial decisions or changes in policy priorities. As a result, we face uncertainty regarding the scope, timing, and substance of future climate-related obligations. This uncertainty complicates our ability to plan for and implement compliance systems, internal controls, data collection processes, and assurance procedures. We may incur significant costs to prepare for compliance with requirements that are delayed, modified, or never implemented, or we may be required to make rapid and costly changes to our disclosures and operations if new or revised requirements take effect on an accelerated timeline. These efforts could divert management attention and resources from our core business activities.

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

In addition, our operations may be negatively affected by local, regional or national political and economic conditions, such as levels of disposable consumer income, inflation, rising energy costs, consumer debt, interest rates, consumer confidence and other macro issues. The volatile political environment increases the chance of other legislative and regulatory changes at both the federal and state level that could affect us in ways we cannot predict. In addition, global economies, conflicts, trade negotiations and policies may directly or indirectly affect our business.

Our success depends significantly on our key personnel and our ability to attract and retain additional personnel.

Our success depends on the personal efforts, performance, and abilities of our key management, including our executive officers and senior leaders. The loss of any member of senior management could result in diminished organizational focus, weaker operating execution, reduced ability to identify and pursue strategic initiatives, challenges in identifying new store locations, and limitations on our ability to consummate potential acquisitions. Competition for highly skilled individuals with relevant industry experience is intense, and we may not be able to attract or retain employees of the caliber necessary to achieve our objectives.

We may experience increased associate attrition in connection with organizational changes, evolving leadership structures, or shifts in strategic priorities. Such changes can create uncertainty regarding future roles and responsibilities, disrupt established ways of working, and place pressure on our culture. These dynamics may lead to reduced employee engagement, weakened collaboration, or erosion of institutional knowledge across all levels of the company. Any significant loss of personnel or deterioration in culture could adversely affect our operations and impair our ability to execute our business strategy.

Labor shortages or increases in labor costs due to new regulations could harm our business.

Any labor shortage, particularly those of which occur in our distribution facility and our stores or during peak selling periods, may negatively impact our ability to process inventory in a timely manner and effectively staff our stores. Because of the tight labor market, our hourly rates have increased to attract candidates. If we are unable to pass on these higher costs through price increases or reduced workforce hours, our margins and profitability may be adversely impacted, which could have a material adverse effect on our business, results of operations or financial condition.

The failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, and increasing local rules and regulations, such as state and local wage and hour laws, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), state privacy and information security regulations, unclaimed property laws, and many others. Some of these laws and regulations may increase the cost of doing business and have a material impact on our earnings. In addition, the complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements and increased enforcement. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or result from increased scrutiny from a particular agency toward an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased costs of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

The global impact of a health pandemic, similar to the COVID-19 pandemic, may have an adverse effect on our business, financial results, liquidity, supply chain and workforce.

The COVID-19 pandemic and its variants caused global uncertainty and disruption that had a material impact on our business predominately in fiscal 2020 and early fiscal 2021, as well as a lingering negative effect on the global economy that directly impacted our business beyond the initial COVID-19 pandemic, including rising interest rates, labor shortages, increased material costs, global supply chain issues, inflationary pressures, and changes in consumer spending behaviors. With concerns about RSV, influenza, the measles, and avian flu in the news, another health pandemic could materially affect our financial results, access to sources of liquidity and inventory.

Risks Related to Our Corporate Structure and Stock

Our stock price has been and will likely continue to be volatile and fluctuate substantially.

The market price of our common stock has been and will likely continue to fluctuate substantially as a result of many factors, some of which are beyond our control. For example, from September 8, 2021, when we relisted on the Nasdaq Global market, through March 9, 2026, the reported price of our common stock has ranged from a low of $0.49 on March 9, 2026 to a high of $8.99 on November 17, 2021. Factors that could cause fluctuations in the market price of our common stock include the following:

•
overall changes in the economy and general market volatility, including the effects of inflation and/or recession;
•
news announcements regarding our quarterly or annual results of operations;
•
quarterly comparable sales;
•
acquisitions;
•
announced merger;
•
competitive developments;
•
governmental regulation (such as increased wage and paid benefits laws);
•
litigation affecting us; or
•
market views as to the prospects of the Company or the retail clothing industry generally.

We may not be able to maintain the listing of our common stock on Nasdaq.

Our common stock currently trades on The Nasdaq Global Market. Nasdaq has continued listing standards that we must maintain to avoid delisting, including, among others, a minimum consolidated closing bid price requirement of $1.00 per share as set forth in Nasdaq Listing Rule 5450(a)(1). On February 4, 2026, we received a notice from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive trading days, the Company no longer meets this requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a compliance period of 180 calendar days, or until August 3, 2026, in which to regain compliance with the minimum bid price requirement. In order to regain compliance, the consolidated closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this period. In the event that the Company does not regain compliance within this period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it (i) transfers its listing to the Nasdaq Capital Market and (ii) meets the continued listing requirement for market value of publicly traded shares and all other initial listing standards for the Nasdaq Capital Market (other than the minimum bid price requirement) and provides written notice to Nasdaq of its intent to cure the deficiency during this additional compliance period by effecting a reverse stock split, if necessary. There can be no assurance that the Company will be able to cure the deficiency. There also remains a risk that, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Company’s common stock may be subject to delisting. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

If we are unable to comply with Nasdaq’s continued listing standards and our common stock is delisted, our common stock would be eligible for quotation on "over-the-counter" markets, which are generally considered less efficient than Nasdaq and other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. Any delisting of our common stock could adversely affect the market liquidity of our common stock, and the market price of our common stock could decrease. Furthermore, if our common stock is delisted, it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Our certificate of incorporation, as amended, limits transfers of our common stock and may, along with state law, inhibit potential acquisition bids that could be beneficial to our stockholders.

Our certificate of incorporation, as amended, contains provisions that restrict any person or entity from attempting to purchase our stock, without the prior approval of the Board, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent or greater stockholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent stockholder without the prior approval of the Board. These provisions provide that any transfer that violates such provisions shall be null and void and would require the purported transferee, upon demand by us, to transfer the shares that exceed the five percent limit to an agent designated by us for the purpose of conducting a sale of such excess shares. These provisions would make the acquisition of our Company more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring our Company without the prior approval of our Board.

In addition, we are subject to certain provisions of Delaware law, which could delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in certain business combinations with any interested stockholder for a period of three years unless specific conditions are met. In addition, certain provisions of Delaware law could have the effect of delaying, deferring or preventing a change in control of our Company, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. Such provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

We have integrated cybersecurity risk management into our broader risk management framework through various mechanisms, including (i) our updates to the Cyber Committee, which was created by the Board in 2016 and meets at least quarterly, (ii) our annual enterprise risk assessment update to the Board, and (iii) our information technology and security related internal controls, including vulnerability management programs.

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

The complexity and evolving nature of cybersecurity threats requires us to engage with a range of external experts, including cybersecurity assessors and consultants, to evaluate and test our risk management systems. This enables us to leverage specialized knowledge and insights to be confident that our cybersecurity strategies and processes are consistent with industry best practices. Our collaboration with these third parties includes regular threat assessments and consultation on security enhancements.

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

At the management level, our Senior Vice President, Technology and Innovation, as well as our technology staff, are primarily responsible for identifying, assessing, monitoring and managing our cybersecurity. Our Senior Vice President, Technology and Innovation reports directly to our Executive Vice President, Chief Financial Officer and has over 33 years of industry experience with the Company. He has led the Company’s cybersecurity team and overseen PCI certification for the past eight years, ensuring compliance with industry standards and strengthening the organization's security posture. Additionally, our technology staff holds multiple industry-standard security certifications, including Cisco Certified Network Associate, PCI Internal Security Assessor, and Certified Ethical Hacker.

Item 2. Properties

Our corporate offices and distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square-foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we sold the property as part of a sale-leaseback transaction and entered into a Lease Agreement (as amended, the “Lease Agreement”) to lease the property for an initial term of 20 years. In the second quarter of fiscal 2025, the Lease Agreement was amended to extend the initial term for an additional period of seven years commencing on February 1, 2026 and ending on January 31, 2033 (the “Extension Term”). The monthly base rent is $479,765 for the first 12 months of the Extension Term, with subsequent 3% increases annually thereafter. Upon the expiration of the Extension Term, we will have the option to further extend the term for three additional successive periods of five years each at a then agreed-upon Fair Market Rent (as defined in the Lease Agreement).

As of January 31, 2026, we operated 258 Destination XL retail stores, 17 Destination XL outlet stores, 5 Casual Male XL retail stores and 15 Casual Male XL outlet stores. We lease all of these stores directly from owners of several different types of centers, including lifestyle centers, shopping centers, freestanding buildings, outlet centers and downtown locations. The store leases generally have an initial term of 5 to 10 years and typically contain renewal options that permit extending the initial term for additional periods of five years each. Following this discussion is a listing by state of all store locations open as of January 31, 2026.

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

Store count by state at January 31, 2026

United States	DXL retail and outlet stores	Casual Male XL retail and outlet stores
Alabama	2	1
Arizona	7	—
Arkansas	—	1
California	28	3
Colorado	4	—
Connecticut	3	—
Delaware	2	—
Florida	15	1
Georgia	5	1
Idaho	1	—
Illinois	11	1
Indiana	7	1
Iowa	3	—
Kansas	2	—
Kentucky	3	—
Louisiana	4	—
Maine	2	—
Maryland	7	1
Massachusetts	7	—
Michigan	13	1
Minnesota	4	—
Mississippi	1	1
Missouri	6	1
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire	3	—
New Jersey	11	1
New Mexico	1	—
New York	19	1
North Carolina	4	1
North Dakota	1	—
Ohio	12	—
Oklahoma	2	—
Oregon	3	—
Pennsylvania	14	3
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	7	—
Texas	27	1
Utah	2	—
Virginia	8	—
Washington	6	—
West Virginia	1	—
Wisconsin	5	—

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

Holders

As of March 1, 2026, based upon data provided by the transfer agent for our common stock, there were approximately 65 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following performance graph compares our cumulative stockholder return with a broad market index (S&P 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2021. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have provided below a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 22	Jan 23	Jan 24	Jan 25	Jan 26
DXLG	441.3%	70.0%	(43.5%)	(34.6%)	(75.0%)
S&P 500	19.3%	(8.2%)	21.8%	21.8%	14.9%
Dow Jones U.S. Apparel Retailers	8.1%	8.6%	13.4%	22.6%	19.9%

Indexed Returns

	Base Period
	Jan 21	Jan 22	Jan 23	Jan 24	Jan 25	Jan 26
Company/Index
DXLG	$100	$541.25	$920.00	$520.00	$340.00	$85.00
S&P 500	$100	$119.32	$109.59	$133.50	$162.63	$186.82
Dow Jones U.S. Apparel Retailers	$100	$108.05	$117.29	$132.95	$163.05	$195.42

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2025 as compared to fiscal 2024. Our Annual Report on Form 10-K for the year ended February 1, 2025 (fiscal 2024) includes a discussion and analysis of our financial condition and results of operations comparing fiscal 2024 to fiscal 2023 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Comparable Sales and E-Commerce (Direct) Sales Definition

Our customer’s shopping experience continues to evolve across multiple channels, and we are continually adapting to meet the customer's needs. The majority of our stores have the capability to fulfill online orders if merchandise is not available in the warehouse. As a result, we continue to see more transactions that begin online, but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website. A customer also has the ability to order online and pick up in a store or at curbside. We define store sales as sales that originate and are fulfilled directly at the store level. E-commerce sales, which we also refer to as direct sales, are defined as sales that originate online, whether through our website, at the store level, our Guest Engagement Center, or through a third-party marketplace.

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

Non-GAAP Financial Measures

We monitor certain financial measures other than those that are in accordance with U.S. generally accepted accounting principles (“GAAP”) on a regular basis in order to track the progress of our business. These non-GAAP financial measures include free cash flow, free cash flow before capital expenditures for store development, adjusted net income (loss), adjusted net income (loss) per share, adjusted EBITDA and adjusted EBITDA margin. We believe that these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these measures is important to assist investors in comparing our performance in fiscal 2025 to fiscal 2024. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net income (loss), net income (loss) per diluted share or cash flow from operating activities in accordance with GAAP. See “Non-GAAP Reconciliations” below for additional information regarding these non-GAAP financial measures and reconciliations to comparable GAAP financial measures.

RESULTS OF OPERATIONS

Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2025 and fiscal 2024 were each a 52-week period.

EXECUTIVE OVERVIEW

	Fiscal 2025	Fiscal 2024
	(in millions, except for percentage of sales and per share data)
Sales	$435.0	$467.0
Net income (loss) (GAAP)	(35.9)	3.1
Adjusted net income (loss) (Non-GAAP)	(11.5)	4.3
Adjusted EBITDA (Non-GAAP)	1.6	19.9

Per diluted share:
Net income (loss)	$(0.66)	$0.05
Adjusted net income (loss) (Non-GAAP)	$(0.21)	$0.07

As a percentage of sales:
Gross margin	43.4%	46.5%
SG&A expenses	43.1%	42.5%
Operating margin	(4.2)%	0.8%
Adjusted EBITDA margin (Non-GAAP)	0.4%	4.3%

Liquidity:
Cash flow from operating activities	$2.1	$29.6
Free cash flow (Non-GAAP)	$(18.0)	$1.9

Our results for fiscal 2025 reflect continuing challenges facing the big + tall retail sector, which negatively impacted sales, across both our stores and direct channels. A weaker macroeconomic environment and pressured consumer sentiment led to reduced discretionary spending, lower shopping frequency, and increased emphasis on essentials and lower price points. While difficult to quantify, we believe that the increased use of GLP-1 medications also negatively impacted demand. As a result, our comparable sales for fiscal 2025 were down 8.4%. In addition, the imposition of tariffs created a significant headwind weighing on merchandise margin, particularly in the second half of the year. In response, we remained disciplined, carefully managed expenses, and proactively controlled inventory.

Despite the sales decline, we made meaningful progress on key sales initiatives. We expanded our private brand offerings, refined our value‑driven national brand assortment, expanded the roll out of FiTMAP®, launched a new loyalty program, and strengthened our strategic relationship with Nordstrom. Operationally, we continued to diversify our sourcing base and drove cost efficiencies to mitigate tariff pressures.

For fiscal 2025, we reported a net loss of $(0.66) per diluted share as compared to a net income of $0.05 per diluted share in fiscal 2024. Fiscal 2025 results included a charge of $20.4 million to establish a full valuation allowance against our net deferred tax assets and $4.2 million of transaction-related costs associated with the pending Merger with FullBeauty, which is discussed in more detail below and under Item 1, Business - Recent Developments.

On an adjusted basis, excluding the charge to establish a full valuation allowance, transaction-related costs, impairment charges and a non-recurring legal accrual recorded in fiscal 2024, the adjusted net loss for fiscal 2025 was $(0.21) per diluted share as compared to adjusted net income of $0.07 per diluted share for fiscal 2024. The decrease was driven primarily by the sales shortfall.

We maintained a strong liquidity position, ending fiscal 2025 with $28.8 million in cash and investments as compared to $48.4 million in fiscal 2024. We improved our inventory position, which was down 2.6%, as compared to fiscal 2024. During fiscal 2025, we amended our credit facility to extend the maturity of the facility from October 28, 2026 to August 13, 2030. We had no borrowings under our credit facility during fiscal 2025, and at January 31, 2026, our availability under our credit facility was $55.1 million. The strength of our balance sheet gives us flexibility and resilience as we continue to navigate a challenging big + tall retail sector.

Recent Developments

As discussed above under Item 1, Business, Recent Developments, in December 2025, we announced a proposed Merger with FullBeauty. We believe bringing DXL together with FullBeauty's inclusive women's brands and KingSize would create a comprehensive and diverse size-inclusive brand portfolio spanning value to premium price points across lifestyles and occasions. By leveraging complementary strengths across gender, product and channels, we believe the combined company will be positioned to accelerate growth, improve operational efficiency and enhance customer experience through a comprehensive, innovative, multi-channel strategy.

We are currently preparing a proxy statement that we plan to distribute to the stockholders of DXL in connection with their votes on the approval of the Merger and the issuance of DXL Common Stock in connection with the Merger, as well as other matters to be voted upon in connection with the approval of the Merger. The transaction is expected to close in the second quarter of fiscal 2026, subject to customary closing conditions and approval by DXL stockholders.

SALES

(in thousands)	Fiscal 2025		Fiscal 2024		Fiscal 2023
Store sales	$310,321	71.3%	$325,713	69.7%	$358,710	68.7%
Direct sales	124,696	28.7%	141,302	30.3%	163,105	31.3%
Total sales	$435,017	100.0%	$467,015	100.0%	$521,815	100.0%

For fiscal 2025, total sales decreased 6.9% to $435.0 million from $467.0 million for fiscal 2024. The decrease was primarily due to a decrease in comparable sales of 8.4%, with stores down 6.9% and the direct business down 11.8%. These decreases were partially offset by an increase in non-comparable sales.

A decrease in traffic continued to be the primary driver for the decrease in comparable sales. While conversion rate was up slightly, our dollars per transaction were down, partly due to the shift in product mix toward more value-driven merchandise, as our customers continue to be price sensitive due to reduced discretionary spending. During the fourth quarter of fiscal 2025, our comparable sales were down 7.3%, with stores down 8.6% and the direct business down 4.3%. Our direct business saw a marked improvement in the fourth quarter as compared to the previous three quarters of fiscal 2025, where comparable sales for the direct business were down double digits. We believe this improvement was driven by more effective digital marketing spend that drove improved traffic during the holiday season.

While we saw positive results from our loyalty program, Price Match Guarantee, FiTMAP, and our Heroes discount in fiscal 2025, our total active customer file continued to be under pressure as customers were spending less and shopping less frequently in the current environment.

Through the first month of fiscal 2026, we have seen improvement in traffic and average order value, both of which contributed to an improvement in sales during February. Comparable sales in February were down 1.3%, with our direct business being up 3.4%, partially offset by our stores, which were down 3.1%.

GROSS MARGIN

For fiscal 2025, gross margin, inclusive of occupancy costs, was 43.4% as compared to 46.5% for fiscal 2024. The decrease of 310 basis points was primarily due to an increase of 220 basis points in occupancy costs, as a percentage of sales, primarily due to the deleveraging from lower sales and increased rents from lease extensions. Occupancy costs, on a dollar basis, increased $5.3 million, or 8.5%, as compared to fiscal 2024, as a result of new stores and lease extensions. Merchandise margin for fiscal 2025 decreased 90 basis points, as compared to fiscal 2024, primarily due to the impact of tariffs and increased markdown activity and promotional offers associated with our marketing initiatives. For fiscal 2025, the impact of tariffs on merchandise margins was estimated to be approximately 50 basis points, as a percentage of sales. These increased costs were partially offset by an improvement in merchandise margins as a result of a shift in product mix toward our private brand merchandise.

There remains significant volatility with respect to evolving trade policies and the imposition of tariffs globally. On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed by the current administration under the International Emergency Economic Powers Act in 2025, including tariffs on global imports from China, Canada, and Mexico, were unlawful. However, not all tariffs imposed in 2025 will be impacted by this decision. Following the U.S. Supreme Court’s ruling, the current administration issued a presidential proclamation imposing additional tariffs under U.S. trade laws, which can remain in effect for up to 150 days unless further extended by the U.S. Congress. Through vendor negotiations, sourcing diversification and cost mitigation programs, such as the First Sale program, we have and will continue to take proactive measures to mitigate the impact of tariffs and trade restrictions on our business and our customers. Given the volatility that currently exists around trade discussions, it is difficult to determine the potential impact that tariffs may have on our financial results for fiscal 2026. However, if currently enacted rates remain in effect throughout fiscal 2026, and no additional tariffs, including those under U.S. trade laws, are added, we estimate that the impact of tariffs on gross margin will be approximately 150 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses were $187.4 million, or 43.1% of sales, for fiscal 2025 as compared to $198.3 million, or 42.5% of sales, for fiscal 2024. SG&A expenses, as a percentage of sales, were deleveraged due to the lower sales base.

On a dollar basis, SG&A expenses decreased $10.9 million due to a decrease in marketing costs, incentive-based compensation and supporting payroll. In addition, results for fiscal 2024 included an accrual for estimated non-recurring legal settlement costs of $1.0 million.

For fiscal 2025, marketing costs were 6.1% of sales as compared to 6.8% in fiscal 2024.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store operating costs, represented 24.8% of sales for fiscal 2025 as compared to 24.1% of sales for fiscal 2024. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 18.2% of sales for fiscal 2025 as compared to 18.4% of sales for fiscal 2024.

Transaction-Related Costs

Transaction-related costs for fiscal 2025 were $4.2 million and primarily related to fees paid for professional services in connection with the Company's pending Merger.

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

For fiscal 2025 and fiscal 2024, the Company recorded a total asset impairment charge of $0.2 million and $1.3 million, respectively, for certain store property.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for fiscal 2024 was $15.3 million, as compared to $13.9 million in fiscal 2024. The increase in depreciation and amortization expense reflects the increase in capital expenditures over the past two years as we invest in our stores, e-commerce and other technology projects.

INTEREST INCOME, NET

Net interest income for fiscal 2025 and fiscal 2024 was $0.8 million and $2.1 million, respectively. We invest excess cash in short-term, U.S. government-backed investments. The decrease in interest income for fiscal 2025 as compared to the prior year was primarily due to the decrease in the average balance of investments as well as a decrease in interest rates. Interest costs for both fiscal years were immaterial because we had no outstanding debt and no borrowings under our credit facility during either period.

INCOME TAXES

In the fourth quarter of fiscal 2025, we recorded a charge of $20.4 million to establish a full valuation allowance against our net deferred tax assets. Over the past two years, the big + tall sector has been adversely affected by general economic weakness, including inflation and rising costs, which has reduced discretionary consumer spending. Consistent with these trends, the Company has experienced declining revenue over the past two fiscal years and generated a net operating loss in fiscal 2025. Realization of our deferred tax assets, which primarily relate to net operating loss carryforwards, depends on the generation of future taxable income. Federal net operating losses include $4.4 million that will expire by fiscal 2037 and $59.7 million that do not expire. State net operating losses were $46.1 million, some of which will expire from fiscal 2026 through 2046. While we believe that profitability will return over the long term, we are forecasting operating losses in the near term. Management concluded that this negative evidence outweighs available positive evidence regarding realizability of its deferred tax assets.

The effective tax rate for fiscal 2025, before the $20.4 million charge to establish a full valuation allowance, was 10.7% as compared to 47.5% for fiscal 2024. This decrease in the effective tax rate reflects the impact of certain discrete items and permanent book-to-tax differences as well as the impact of adjustments to our net operating losses reflected in our tax returns filed in fiscal 2025. See Note F to the Consolidated Financial Statements.

At January 31, 2026, we have a full valuation allowance against our net deferred tax assets of $21.8 million.

NET INCOME (LOSS)

Net loss for fiscal 2025 was $(35.9) million, or $(0.66) per diluted share, as compared to net income for fiscal 2024 of $3.1 million, or $0.05 per diluted share.

The decrease in earnings for fiscal 2025 as compared to fiscal 2024 was driven primarily by a decrease in sales as well as a charge to establish a full valuation allowance against our net deferred tax assets. Results for fiscal 2025 included a non-cash charge of $20.4 million to establish a full valuation allowance against net deferred tax assets, transaction-related costs of $4.2 million and an impairment charge against certain store assets of $0.2 million. Results for fiscal 2024 included an impairment charge of $1.3 million against certain store assets and a charge of $1.0 million for an accrual for estimated non-recurring legal settlement costs.

On a non-GAAP basis, adjusting for the non-cash charge to establish a valuation allowance against net deferred tax assets, transaction-related costs, accrual for estimated non-recurring legal settlement costs, and asset impairments, adjusted net loss for fiscal 2025 was $(11.5) million, or $(0.21) per diluted share, as compared to adjusted net income of $4.3 million, or $0.07 per diluted share, for fiscal 2024.

SEASONALITY

Consistent with the retail apparel industry, our business experiences seasonal fluctuations in sales due to the timing of certain holidays and key retail shopping periods. Accordingly, our sales results for a particular quarter may not be indicative of the sales results we expect for the full year.

EFFECTS OF INFLATION

During fiscal 2025, we continued to see the effect of inflationary pressures on raw materials, services and labor and consumer spending. While there seems to be improvement, we cannot be certain of the effect that inflation (or deflation) may have on our results of operations in the future.

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

At January 31, 2026, our material contractual obligations primarily consisted of our operating lease obligations, as disclosed in Note E, Leases, to the Consolidated Financial Statements. In addition to our lease obligations, at January 31, 2026, we were also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million annually through fiscal 2028.

The following table sets forth financial data regarding our liquidity position at the end of the past two fiscal years:

(in millions)	Fiscal 2025	Fiscal 2024
Cash flow from operating activities (GAAP basis)	$2.1	$29.6
Capital expenditures, excluding store development	$(11.3)	$(14.5)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(9.2)	$15.1
Capital expenditures for store development	(8.8)	(13.2)
Free Cash Flow (non-GAAP basis)	$(18.0)	$1.9

Cash, cash equivalents and short-term investments, at year end	$28.8	$48.4
Total debt, net of unamortized debt issuance costs	$-	$-
Unused excess availability under Credit Facility	$55.1	$64.7

For fiscal 2025, cash flow from operations decreased to $2.1 million as compared to $29.6 million for fiscal 2024, primarily due to the decrease in operating income in fiscal 2025. Free cash flow, a non-GAAP measure, decreased to $(18.0) million for fiscal 2025 as compared to $1.9 million for fiscal 2024.

Cash flow provided by (used for) investing activities was $10.4 million as compared to $(31.3) million for fiscal 2024. The increase in cash flow provided by investing activities was primarily due to an increase in the maturity of short-term investments, net of purchases, of $34.1 million and a decrease in capital expenditures of $7.6 million.

Cash flow used for financing activities for fiscal 2025 and fiscal 2024 was $0.6 million and $13.9 million, respectively. The use of cash in fiscal 2024 was primarily due to the repurchase of our common stock.

Credit Facility

During fiscal 2025, we amended our revolving credit agreement with Citizens Bank, N.A. by entering into the Second Amendment to Credit Facility (as amended, the "Credit Facility"). As a result of the amendment, the maturity date of the Credit Facility was extended from October 28, 2026 to August 13, 2030 and the revolving commitments under the Credit Facility were reduced from $125.0 million to $100.0 million, to more closely align with our average inventory levels, which serve as the primary borrowing base for the Credit Facility. In addition, the sublimit for swing-line loans under the Credit Facility was reduced from $15.0 million to $10.0 million. The Credit Facility continues to include a sublimit of $20.0 million for commercial and standby letters of credit. Our availability under the Credit Facility did not materially change as a result of the amendment.

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

We had no outstanding borrowings under the Credit Facility at January 31, 2026. At January 31, 2026, outstanding standby letters of credit were $3.6 million. There were no outstanding documentary letters of credit at January 31, 2026. The Credit Facility was not utilized during fiscal 2025, resulting in average unused excess availability during fiscal 2025 of $70.7 million. Unused excess availability at January 31, 2026 was $55.1 million as compared to $64.7 million at February 1, 2025. The decrease in availability under the Credit Facility at January 31, 2026 was the result of the 2.6% decrease in inventory and a decrease in other eligible assets as well as a slightly lower appraised value as a result of current market conditions. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets. The Company was subject to an unused line fee of 0.25% of the total commitment less average outstanding letters of credit.

Our Credit Facility is described in more detail in Note D to the Consolidated Financial Statements.

INVENTORY

At January 31, 2026, total inventories decreased to $73.5 million from $75.5 million at February 1, 2025, which was a 2.6% decrease. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending, while at the same time, continuing to evaluate our sourcing strategy to minimize the impact of tariffs. At January 31, 2026, our clearance inventory was 9.9% of our inventory, as compared to 8.6% at February 1, 2025, and below our historical benchmark of approximately 10.0%. Our inventory turnover rate has improved by over 30% from fiscal 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at January 31, 2026 and February 1, 2025, respectively:

	At January 31, 2026		At February 1, 2025
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	258	1,853	247	1,795
DXL Outlet	17	86	15	76
Casual Male XL Retail	5	15	8	25
Casual Male XL Outlet	15	44	18	54
Total Stores	295	1,998	288	1,950

During fiscal 2025, we opened eight new DXL stores, converted two Casual Male XL retail stores and one Casual Male XL outlet to DXL retail stores and converted two Casual Male XL outlets to DXL outlets. Below is a summary of the store activity from February 1, 2025 to January 31, 2026:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Total Stores
At February 1, 2025	247	15	8	18	288
New stores	8	—	—	—	8
Conversions to DXL format	3	2	(2)	(3)	—
Closed retail stores	—	—	(1)	—	(1)
At January 31, 2026	258	17	5	15	295

Our capital expenditures for fiscal 2025 were $20.1 million, as compared to $27.7 million in fiscal 2024. The capital expenditures for fiscal 2025 primarily related to stores, information technology projects, distribution center and facilities.

For fiscal 2026, we expect our capital expenditures to range from $8.0 million to $12.0 million, net of tenant incentives. The expected decrease in capital expenditures for fiscal 2026 is primarily due to our decision to pause new store openings given the current economic headwinds. Our store development plans for fiscal 2026 will be limited to conversions of a few remaining Casual Male XL stores to the DXL format, store relocations and other capital projects necessary to maintain our existing store portfolio and distribution center. The remainder of our expected capital spend for fiscal 2026 will primarily be for technology-related projects to support our business initiatives. While we have paused our store openings, we continue to believe we could potentially open approximately 50 net new DXL stores across the country when economic conditions and the overall traffic within the big + tall sector improves.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below. We believe that these measures provide helpful information with respect to the Company’s operating performance to stockholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2025 to fiscal 2024, on a comparable basis. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net income (loss), net income (loss) per diluted share or cash flows from operating activities in accordance with GAAP. (Certain amounts in the following tables may not foot due to rounding.)

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

(in millions)	Fiscal 2025	Fiscal 2024
Cash flow from operating activities (GAAP basis)	$2.1	$29.6
Capital expenditures, excluding store development	(11.3)	(14.5)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(9.2)	$15.1
Capital expenditures for store development	(8.8)	(13.2)
Free cash flow (non-GAAP basis)	$(18.0)	$1.9

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Diluted Share

Adjusted net income (loss) and adjusted net income (loss) per diluted share is calculated by excluding any asset impairment charge (gain), the charge to establish a full valuation allowance against deferred tax assets, transaction-related costs and an accrual for estimated non-recurring legal settlement costs. The Company believes that this comparability is useful in comparing the actual results period to period. Adjusted net income (loss) per diluted share is then calculated by dividing the adjusted net income (loss) by the weighted average shares outstanding for the respective period, on a diluted basis. The following table is a reconciliation of net income (loss) on a GAAP basis to adjusted net income (loss), on a non-GAAP basis, for each fiscal year:

	Fiscal 2025		Fiscal 2024
	$	Per diluted share	$	Per diluted share
(in millions, except per share data)
Net income (loss) (GAAP basis)	$(35.9)	$(0.66)	$3.1	$0.05

Adjust:
Impairment of assets	0.2		1.3
Transaction-related costs	4.2		—
Accrual for estimated non-recurring legal settlement costs	—		1.0
Income tax effect of above adjustments (1)	(0.5)		(1.1)
Charge to establish a full valuation allowance against net deferred tax assets	20.4		—
Adjusted net income (loss) (non-GAAP basis)	$(11.5)	$(0.21)	$4.3	$0.07

Weighted average number of common shares outstanding on a diluted basis		54.1		59.6

(1) The income tax effect of pre-tax adjustments to net income (loss) was calculated using the applicable effective tax rate for each respective year. For fiscal 2025, the applicable effective tax rate, before the charge to establish a full valuation allowance against deferred tax assets, was 10.7%.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and adjusted EBITDA margin are presented because we believe that these measures are useful to investors in evaluating our performance. Management uses adjusted EBITDA as a key metric to measure profitability and economic productivity. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and before any impairment (gain) of assets, transaction-related costs and an accrual for estimated non-recurring legal settlement costs. The accrual for estimated non-recurring legal settlement costs is excluded from adjusted EBITDA due to its unusual and non-recurring nature. Adjusted EBITDA margin is calculated as adjusted EBITDA divided by sales.

The following table is a reconciliation of net income (loss) on a GAAP basis to adjusted EBITDA and adjusted EBITDA margin, on a non-GAAP basis, for each fiscal year:

(in millions, except percentages)	Fiscal 2025	Fiscal 2024

Net income (loss), on a GAAP basis	$(35.9)	$3.1
Add back:
Impairment of assets	0.2	1.3
Transaction-related costs	4.2	—
Accrual for estimated non-recurring legal settlement costs	—	1.0
Provision for income taxes	18.6	2.8
Interest income, net	(0.8)	(2.1)
Depreciation and amortization	15.3	13.9
Adjusted EBITDA, on a non-GAAP basis	$1.6	$19.9

Sales	$435.0	$467.0
Adjusted EBITDA margin, on a non-GAAP basis:	0.4%	4.3%

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

Long-Term Incentive Plans

Stock awards are primarily granted pursuant to our Long-Term Incentive Plans (“LTIPs”). During fiscal 2025, we had three active LTIPs: the 2023-2025 LTIP, the 2024-2026 LTIP and the 2025-2027 LTIP. See Note H to the Consolidated Financial Statements for additional discussion of our LTIPs. Awards under each LTIP consist of 50% time-based awards and 50% performance-based awards. All time-based awards are amortized over each LTIP’s respective vesting periods.

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

The performance target under the 2023-2025 LTIP was not achieved at the end of fiscal 2025. With respect to the performance-based component of the 2024-2026 LTIP and the 2025-2027 LTIP, which each approximate $2.4 million at target, awards will be granted at the end of the respective performance period if the performance targets are achieved. Through the end of fiscal 2025, there was no accrual for performance under either LTIP. If the Merger with FullBeauty closes, the performance awards under the 2024-2026 LTIP and the 2025-2027 LTIP will be cancelled and each participant will receive a payout, if any, based on the actual performance, on a pro-rated basis, through the date of closing.

Impairment of Long-Lived Assets

We evaluate property and equipment and operating lease right-of-use assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. Our judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of an asset group, a current period operating or cash flow loss, the underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. If the first step of the long-lived asset impairment test concludes that the carrying amount of an asset group is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of an asset group, we rely on a discounted cash flow approach estimated to be generated by that asset group. The model for undiscounted future cash flows in step one includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs, excluding rent payments associated with any operating lease right-of-use (“ROU”) asset. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. The fair value of a ROU asset is estimated using an income approach based on management’s forecast of future cash flows that could be derived based on the sublease market rent.

In addition, any subsequent gains recognized in connection with a store closure related to a previously recorded operating lease ROU asset impairment will be included as an offset to impairment charges, with the remainder of the gain included as a reduction in store occupancy costs. See Note A to the Consolidated Financial Statements.

For fiscal 2025, fiscal 2024 and fiscal 2023, we recorded an impairment charge of $0.2 million, $1.3 million and $0.1 million, respectively, within Impairment of Assets on the Consolidated Statements of Operations.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our investments, which consisted of cash equivalents and short-term investments at January 31, 2026. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in money market accounts and U.S. treasury bills. We do not use derivative financial instruments. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

At January 31, 2026, we had $5.0 million in short-term investments and $11.1 million in cash and cash equivalents, which were invested in U.S. treasury bills, and $9.3 million invested in money market accounts.

During fiscal 2025, we utilized cash from operations to fund our working capital needs. We have a Credit Facility that can also be used, if needed. The Credit Facility is not used for trading or speculative purposes. In addition, under our Credit Facility, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires August 13, 2030, bear interest at variable rates based on the prime rate or Daily Simple SOFR rate, as defined in the Credit Agreement. At January 31, 2026, we had no outstanding borrowings under the Credit Facility.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Destination XL Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

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

Impairment of Long-Lived Store Assets

As discussed in Note A to the consolidated financial statements, the Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. At January 31, 2026, the Company had property and equipment and operating lease right-of-use assets of $60.0 million and $194.1 million, respectively.

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

The following are the primary procedures we performed to address the critical audit matter. We evaluated the Company’s assessment of (1) stores with current period operating or cash flow losses, and (2) underperforming stores relative to historical operating results. For certain stores, we evaluated the Company’s analysis of potential impairment triggering events by comparing actual operating and cash flow results to the remaining net book value of store assets. We also inspected Board of Directors’ meeting minutes and available analyst information to assess the Company’s identification and evaluation of potential triggering events.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
March 19, 2026

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 31, 2026 and February 1, 2025

(In thousands, except share data)

	January 31, 2026	February 1, 2025
	(Fiscal 2025)	(Fiscal 2024)
ASSETS
Current assets:
Cash and cash equivalents	$23,807	$11,901
Short-term investments	5,029	36,516
Accounts receivable	1,861	1,629
Inventories	73,522	75,486
Prepaid expenses and other current assets	6,747	6,355
Total current assets	110,966	131,887

Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization	60,010	56,982
Operating lease right-of-use assets	194,068	171,084
Deferred income taxes, net of valuation allowance	—	19,343
Intangible assets	1,150	1,150
Other assets	753	509
Total assets	$366,947	$380,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,941	$24,344
Accrued expenses and other current liabilities	26,628	30,432
Operating leases, current	35,881	35,920
Total current liabilities	85,450	90,696

Long-term liabilities:
Operating leases, noncurrent	173,346	148,695
Other long-term liabilities	57	341
Total long-term liabilities	173,403	149,036

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 80,564,948 and 79,403,349 shares issued at January 31, 2026 and February 1, 2025, respectively	806	794
Additional paid-in capital	331,028	328,261
Treasury stock at cost, 25,908,533 shares at January 31, 2026 and February 1, 2025	(143,985)	(143,985)
Accumulated deficit	(79,755)	(43,847)
Total stockholders' equity	108,094	141,223
Total liabilities and stockholders' equity	$366,947	$380,955

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024

(In thousands, except per share data)

	January 31, 2026	February 1, 2025	February 3, 2024
	(Fiscal 2025)	(Fiscal 2024)	(Fiscal 2023)
Sales	$435,017	$467,015	$521,815
Cost of goods sold, including occupancy costs	246,030	249,820	269,393
Gross profit	188,987	217,195	252,422

Expenses:
Selling, general and administrative	187,377	198,282	196,529
Transaction-related costs	4,228	—	—
Impairment of assets	210	1,303	116
Depreciation and amortization	15,331	13,878	13,833
Total expenses	207,146	213,463	210,478

Operating income (loss)	(18,159)	3,732	41,944

Loss from termination of retirement plans	—	—	(5,690)
Interest income, net	810	2,084	2,137

Income (loss) before provision for income taxes	(17,349)	5,816	38,391

Provision for income taxes	18,559	2,761	10,537

Net income (loss)	$(35,908)	$3,055	$27,854

Net income (loss) per share — basic	$(0.66)	$0.05	$0.46
Net income (loss) per share — diluted	$(0.66)	$0.05	$0.43

Weighted-average number of common shares outstanding:
Basic	54,104	56,779	61,018
Diluted	54,104	59,590	64,305

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024

(In thousands)

	January 31, 2026	February 1, 2025	February 3, 2024
	(Fiscal 2025)	(Fiscal 2024)	(Fiscal 2023)
Net income (loss)	$(35,908)	$3,055	$27,854

Other comprehensive income (loss) before taxes:
Retirement plans	—	—	(167)
Recognized loss from termination of retirement plans	—	—	5,690
Other comprehensive income before taxes	—	—	5,523
Tax provision related to items of other comprehensive income	—	—	(595)
Other comprehensive income, net of tax	—	—	4,928
Comprehensive income (loss)	$(35,908)	$3,055	$32,782

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 28, 2023	78,230	$782	321,516	(15,625)	$(105,386)	$(74,756)	$(4,928)	$137,228

Stock compensation expense	—	—	2,496	—	—	—	—	2,496
Issuance of common stock, upon release of restricted stock units ("RSUs")	538	5	(5)	—	—	—	—	—
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,146	—	—	—	—	1,146
Exercise of stock options	329	3	365	—	—	—	—	368
Shares withheld for taxes related to net share settlement	(153)	(1)	(758)	—	—	—	—	(759)
Repurchase of common stock, excluding excise taxes	—	—	—	(5,416)	(24,541)	—	—	(24,541)
Excise taxes accrued on repurchase of common stock					(210)			(210)
Board of directors' compensation	89	1	442	—	—	—	—	443
Other comprehensive income	—	—	—	—	—	—	4,928	4,928
Net income	—	—	—	—	—	27,854	—	27,854
Balance at February 3, 2024	79,033	$790	$325,202	(21,041)	$(130,137)	$(46,902)	$—	$148,953

Stock compensation expense	—	—	2,614	—	—	—	—	2,614
Issuance of common stock, upon release of RSUs	164	2	(2)	—	—	—	—	—
Exercise of stock options	140	1	79	—	—	—	—	80
Shares withheld for taxes related to net share settlement	(26)	—	(78)	—	—	—	—	(78)
Repurchase of common stock, excluding excise taxes	—	—	—	(4,868)	(13,730)	—	—	(13,730)
Excise taxes accrued on repurchase of common stock	—	—	—	—	(118)	—	—	(118)
Board of directors' compensation	92	1	446	—	—	—	—	447
Net income	—	—	—	—	—	3,055	—	3,055
Balance at February 1, 2025	79,403	$794	$328,261	(25,909)	$(143,985)	$(43,847)	$—	$141,223

Stock compensation expense	—	—	1,398	—	—	—	—	1,398
RSUs granted for achievement of performance-based compensation, reclassified from liability to equity	—	—	1,016	—	—	—	—	1,016
Issuance of common stock, upon release of RSUs	982	10	(10)	—	—	—	—	—
Exercise of stock options	3	—	2	—	—	—	—	2
Shares withheld for taxes related to net share settlement	(112)	(1)	(151)	—	—	—	—	(152)
Board of directors' compensation	288	3	512	—	—	—	—	515
Net loss	—	—	—	—	—	(35,908)	—	(35,908)
Balance at January 31, 2026	80,564	$806	$331,028	(25,909)	$(143,985)	$(79,755)	$—	$108,094

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024

(In thousands)

	January 31, 2026	February 1, 2025	February 3, 2024
	(Fiscal 2025)	(Fiscal 2024)	(Fiscal 2023)
Cash flows from operating activities:
Net income (loss)	$(35,908)	$3,055	$27,854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from retirement plan terminations	—	—	5,690
Amortization and write-off of deferred debt issuance costs	113	77	77
Impairment of assets	210	1,303	116
Depreciation and amortization	15,331	13,878	13,833
Gain on sale of equipment	—	(12)	(107)
Deferred taxes, net of valuation allowance	19,343	2,190	9,329
Stock compensation expense	1,398	2,614	2,496
Board of directors' stock compensation	515	447	443

Changes in operating assets and liabilities:
Accounts receivable	752	1,862	(2,786)
Inventories	1,964	5,482	12,036
Prepaid expenses and other current assets	(450)	1,953	(1,094)
Other assets	23	(129)	29
Accounts payable	(1,403)	6,991	(10,195)
Operating leases, net	1,628	(2,888)	(3,563)
Accrued expenses and other liabilities	(1,451)	(7,240)	(4,564)
Net cash provided by operating activities	2,065	29,583	49,594

Cash flows from investing activities:
Additions to property and equipment, net	(20,067)	(27,723)	(17,418)
Proceeds from sale of equipment	—	12	145
Purchase of short-term investments	(10,003)	(48,011)	(79,883)
Maturity of short-term investments	40,506	44,383	48,010
Net cash provided by (used for) investing activities	10,436	(31,339)	(49,146)

Cash flows from financing activities:
Payment of debt issuance costs	(322)	—	—
Repurchase of common stock	—	(13,730)	(24,541)
Payment of excise tax on repurchased shares of common stock	(123)	(205)	—
Proceeds from the exercise of stock options	2	80	368
Tax withholdings paid related to net share settlements	(152)	(78)	(759)
Net cash used for financing activities	(595)	(13,933)	(24,932)
Net increase (decrease) in cash and cash equivalents	11,906	(15,689)	(24,484)
Cash and cash equivalents:
Beginning of period	11,901	27,590	52,074
End of period	$23,807	$11,901	$27,590

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big + tall men’s clothing and footwear. The Company operates under the trade names of Destination XL®, DXL®, DXL® Big + Tall, DXL Men’s Apparel, DXL Outlets®, Casual Male XL® and Casual Male XL Outlets. At January 31, 2026, the Company operated 258 DXL stores, 5 Casual Male XL stores, 15 Casual Male XL outlets and 17 DXL outlets located throughout the United States, including an e-commerce site, www.dxl.com, and a mobile app.

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

Segment Reporting

The Company has two principal operating segments: its stores and its direct business. The Company considers its stores and direct operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment consistent with its integrated commerce business approach. See Note L, Segment Disclosures.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2025 and fiscal 2024 were each a 52-week period, which ended on January 31, 2026 and February 1, 2025, respectively. Fiscal 2023 was a 53-week period, which ended on February 3, 2024.

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

Accounts Receivable

Accounts receivable primarily include amounts due for rebates from certain vendors. For fiscal 2025, fiscal 2024 and fiscal 2023, the Company did not incur any losses on its accounts receivable.

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

Intangibles

Domain Name

In fiscal 2018, the Company purchased the rights to the domain name “dxl.com.” The domain name has a carrying value of $1.2 million and is considered an indefinite-lived asset. At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification continues to be valid. Management has the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. The indefinite-lived asset is tested for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived asset with the carrying value. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions, including revenue growth rate, terminal growth rate, discount rate and royalty rate, which requires significant management judgment. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. There were no deferred direct response costs at January 31, 2026 and February 1, 2025. Advertising expense, which is included in selling, general and administrative expenses, was $26.7 million, $31.8 million and $30.9 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Revenue Recognition

The Company’s accounting policies with respect to revenue recognition are discussed in Note B, Revenue Recognition.

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) for fiscal 2023 included amounts related to the Company's terminated pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). In the fourth quarter of fiscal 2023, the Company terminated its frozen retirement plans, which was the only AOCI activity. As a result, as of February 3, 2024 there was no remaining AOCI.

Other comprehensive income, recognition of loss and reclassification from AOCI for fiscal 2023 were as follows:

Fiscal 2023
(in thousands)
Balance at beginning of fiscal year	$(4,928)

Other comprehensive income (loss) before recognition of loss and reclassification, net of taxes	(199)
Recognition of loss on retirement plan terminations, net of taxes (1)	5,052
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (2)	75
Other comprehensive income, net of taxes	4,928
Balance at end of fiscal year	$—
(1)
In fiscal 2023, the Company terminated its pension plan and supplemental executive retirement plan and all obligations were settled through the purchase of nonparticipating annuities. Accordingly, the Company recognized the unrealized loss of its pension plans of $5.7 million, which is reflected in the "Loss from Termination of Retirement Plans" on the Consolidated Statement of Operations. The corresponding tax effect of $0.6 million was recognized and is reflected as part of the income tax provision.
(2)
Included the amortization through the date of settlement of the unrecognized (gain)/loss on retirement plans, which was charged to selling, general and administrative expense on the Consolidated Statements of Operations. The amortization of the unrecognized loss was $102,000, with a corresponding tax benefit of $27,000 for fiscal 2023.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations. The Company has not accrued or paid interest or penalties in amounts that were material to its results of operations for fiscal 2025, fiscal 2024 and fiscal 2023.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2021, with remaining fiscal years subject to income tax examination by federal tax authorities.

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

	FISCAL YEARS ENDED
	January 31, 2026	February 1, 2025	February 3, 2024
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	54,104	56,779	61,018
Common stock equivalents – stock options, deferred stock and RSUs (1)	—	2,811	3,287
Diluted weighted average common shares outstanding	54,104	59,590	64,305

(1) Common stock equivalents of 2.0 million for fiscal 2025 were excluded from the determination of diluted weighted average common shares outstanding due to the net loss reported for the period.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options, RSUs, or deferred stock had an anti-dilutive effect.

	FISCAL YEARS ENDED
	January 31, 2026	February 1, 2025	February 3, 2024
(in thousands, except exercise prices)
Stock options (time-vested)	44	21	85
RSUs (time-vested)	1,259	744	39
Range of exercise prices of such options	$1.85 - $6.59	$4.48 - $6.59	$4.48 -$6.59

Excluded from the computation of basic and diluted earnings per share for all periods were 573,000 shares of unvested performance share units ("PSUs"). PSUs are included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, deferred stock of 589,357 shares, 479,700 shares and 435,568 shares in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, were excluded from basic earnings per share. Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period and are excluded from basic earnings per share until such shares are issued.

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

The Company has outstanding PSUs. The fair value and derived service periods of the PSUs were calculated using the Monte Carlo model. See Note I, Stock Compensation Plans for more discussion regarding the performance metrics and the valuation assumptions used to calculate the fair value and derived service periods.

The Company recognized total stock-based compensation expense of $1.4 million, $2.6 million and $2.5 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Stock-based compensation expense in fiscal 2024 and fiscal 2023 included the expense associated with the grant of PSUs, as discussed above.

The total stock-based compensation cost related to time-vested awards not yet recognized as of January 31, 2026 was approximately $1.7 million and will be expensed over a weighted average remaining life of approximately 26 months.

The total grant-date fair value of awards vested was $2.2 million, $1.3 million and $1.2 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Any excess tax benefits resulting from the exercise of stock options or the release of restricted shares were recognized as a component of income tax expense in the period in which they occurred.

Valuation Assumptions - Stock Compensation

The fair value of each non-vested share is equal to the closing price of the Company’s stock on the date of grant.

There were no grants of stock options in fiscal 2025 or fiscal 2024. For fiscal 2023, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Expected volatility	-	-	86.3% - 92.1%
Risk-free interest rate	-	-	3.71%-4.42%
Expected life (in years)	-	-	2.5
Dividend rate	-	-	-
Weighted average fair value of options granted	-	-	$3.24
Weighted average fair value of non-vested shares granted	$1.45	$3.48	$4.47

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

Impairment of Long-Lived Assets

The Company recorded an impairment charge of $0.2 million, $1.3 million and $0.1 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, the underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The model for undiscounted future cash flows includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs, excluding rental payments related to the respective store’s operating lease right-of-use ("ROU") asset. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group, which includes any ROU asset, is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds and is limited to the amount by which the asset group’s carrying value exceeds the fair value of its individual assets. The fair value of ROU assets is estimated using an income approach based on management’s forecast of future cash flows that could be derived based on the sublease market rent. With respect to the impairment charges taken on operating lease ROU assets, if the Company subsequently makes a decision to close previously impaired stores and a gain is realized as a result of the reevaluation of the existing lease liabilities, to the extent the gain related to previously recorded impairment charges against the ROU assets, the gain will be included as an offset to asset impairment charges originally recorded on that ROU asset, with the remainder included as a reduction in store occupancy costs.

The impairment charge of $0.2 million and $1.3 million for fiscal 2025 and fiscal 2024, respectively, related to the write-down of certain store assets. The impairment charge of $0.1 million in fiscal 2023 related to the write-down of certain stores assets and operating lease ROU assets.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments, initial direct costs and any lease incentives are included in the value of those ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC Topic 842, Lessors – Certain Leases with Variable Lease Payments will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At January 31, 2026, the Company had no short-term leases.

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For store leases with an initial term of 5 years, the Company evaluates each lease independently and, when the Company considers it reasonably certain that it will exercise an option to extend, the associated payment of that option will be included in the measurement of the ROU asset and lease liability. Renewal options are not included in the lease term for automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. As discussed in Note 4, Leases, during the second quarter of fiscal 2025, the Company amended the lease agreement for its corporate headquarters and distribution center to extend the initial term for an additional period of seven years commencing on February 1, 2026 and ending on January 31, 2033. At the end of the extension term, the Company will have the option to further extend the term for three additional successive periods of five years each. The extension options were not considered reasonably certain at the time of the lease remeasurement.

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

See Note E, Leases for additional information.

Recently Issued Accounting Pronouncements – Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Accordingly, the Company adopted ASU 2023-09 for fiscal 2025, on a prospective basis. Prior year disclosures for fiscal 2024 and fiscal 2023 have not been adjusted to reflect the new disclosure requirements. See Note F, Income Taxes.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates several disclosure and presentation requirements currently residing in Regulations S-X and S-K. The amendments will be applied prospectively and will be effective when the SEC removes the related requirements from Regulations S-X and S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. ASU 2023-06 is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures because the Company is currently subject to the reporting requirements of Regulations S-X and S-K.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization, included in each relevant expense caption. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03, as clarified by ASU 2025-01, will be effective for the Company's annual financial statements beginning in fiscal 2027 and interim periods beginning in fiscal 2028. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on its financial statement presentation and related disclosures.

No other new accounting pronouncements issued or effective during fiscal 2025 have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are redeemed. The cycle of earning and redeeming loyalty points is generally under one year in duration. The Company's legacy loyalty program ended at the end of fiscal 2024 and all unused loyalty points and certificates were expired. As a result, there was no loyalty accrual at February 1, 2025. The Company's new loyalty program launched at the start of fiscal 2025. The loyalty accrual, net of breakage, at January 31, 2026 was $0.4 million.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates and credit vouchers for which redemption is remote, which is referred to as "breakage". Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $3.1 million and $3.3 million at January 31, 2026 and February 1, 2025, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Reporting in Note A, the Company’s business at January 31, 2026 consists of one reportable segment. Substantially all of the Company’s revenue is generated from its stores and direct businesses. The Company has determined that the following sales channels depict the nature, amount, timing and uncertainty of how revenue and cash flows are affected by economic factors for each of the following fiscal years:

(in thousands)	Fiscal 2025		Fiscal 2024		Fiscal 2023
Store sales	$310,321	71.3%	$325,713	69.7%	$358,710	68.7%
Direct sales	124,696	28.7%	141,302	30.3%	163,105	31.3%
Total sales	$435,017	100.0%	$467,015	100.0%	$521,815	100.0%

C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	January 31, 2026	February 1, 2025
Furniture and fixtures	$88,730	$83,491
Equipment	26,741	26,133
Leasehold improvements	141,905	131,822
Hardware and software	124,701	118,820
Construction in progress	3,295	7,774
	385,372	368,040
Less: accumulated depreciation	325,362	311,058
Total property and equipment, net	$60,010	$56,982

Depreciation expense was $15.3 million, $13.9 million and $13.8 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Additions to property and equipment that were included in accounts payable and accrued expenses at January 31, 2026, February 1, 2025 and February 3, 2024 were $2.0 million, $3.5 million, and $2.3 million, respectively.

D. DEBT OBLIGATIONS

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

At January 31, 2026, the Company had no outstanding borrowings and availability of $55.1 million under the Credit Facility. There were no borrowings under the Credit Facility during fiscal 2025, resulting in an average unused excess availability of approximately $70.7 million. Outstanding standby letters of credit were $3.6 million at January 31, 2026. At January 31, 2026, the Company's prime interest rate was 7.00%.

Interest and Fees

The Company paid interest and fees totaling $0.3 million, $0.4 million and $0.3 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

E. LEASES

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 5 years to 10 years, with options that usually permit renewal for additional five-year periods.

In the second quarter of fiscal 2025, the Company extended the lease term of its corporate headquarters from February 1, 2026 to January 31, 2033, with the opportunity to extend for three additional consecutive periods of five years. In connection with the lease amendment to extend the term of the lease, the landlord provided the Company with an improvement allowance in an amount up to $4.7 million, which has been included as an offset to the ROU asset and will be amortized as a reduction to rent expense over the lease term.

The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The Company is generally obligated for the cost of property taxes, insurance and common area maintenance fees relating to its leases, which are considered variable lease costs and are expensed as incurred.

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of January 31, 2026, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications, as applicable.

Lease costs related to store locations are included in Cost of goods sold including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of lease costs for fiscal 2025, fiscal 2024 and fiscal 2023:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
(in thousands)
Operating lease cost	$52,734	$48,838	$45,018
Variable lease costs(1)	15,071	13,288	12,849
Total lease costs	$67,805	$62,126	$57,867

(1)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to its leases.

Supplemental cash flow and balance sheet information related to leases for fiscal 2025, fiscal 2024 and fiscal 2023 are as follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$55,843	$52,723	$51,411
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$61,652	$69,576	$46,960

Weighted average remaining lease term	5.6 yrs.	5.4 yrs.	4.9 yrs.
Weighted average discount rate	6.52%	6.33%	6.52%

The table below reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recorded on the Consolidated Balance Sheet as of January 31, 2026:

(in thousands)
2026	$48,114
2027	49,214
2028	42,904
2029	34,798
2030	26,678
Thereafter	51,906
Total minimum lease payments	$253,614
Less: amount of lease payments representing interest	44,387
Present value of future minimum lease payments	$209,227
Less: current obligations under leases	35,881
Noncurrent lease obligations	$173,346

As of January 31, 2026, the Company had no leases that have not yet commenced.

During the third quarter of fiscal 2025, the landlord for one of the store locations exercised its right under the lease agreement to terminate the lease effective April 1, 2026. As consideration for the landlord's right to terminate prior to the end of the lease term, the landlord will pay the Company a termination fee of approximately $1.4 million, which will be recognized by the Company upon the termination of the lease and once the Company has vacated the leased premises.

F. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences using enacted tax rates expected to apply when those differences reverse. Deferred tax assets are recognized only to the extent that their realization is considered more‑likely‑than‑not. If it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be established.

The Company’s deferred tax assets primarily relate to federal and state net operating loss carryforwards. Realization of these assets depends on the generation of future taxable income. Over the past two years, the big + tall sector has been adversely affected by general economic weakness, including inflation and rising costs, which has reduced discretionary consumer spending. Consistent with these trends, the Company has experienced declining revenue over the past two fiscal years and generated a net operating loss in fiscal 2025.

In addition, deteriorating macroeconomic factors have contributed to a decline in the Company’s market capitalization. While the Company believes that profitability will return over the long term, the Company is forecasting operating losses in the near term. Management concluded that this negative evidence outweighs available positive evidence regarding realizability of its deferred tax assets. Accordingly, in the fourth quarter of fiscal 2025, the Company recorded a non-cash charge of $20.4 million to establish a full valuation allowance against its net deferred tax assets. At January 31, 2026 and February 1, 2025, the valuation allowance was $21.8 million and $1.5 million, respectively.

As of January 31, 2026, for federal income tax purposes, the Company had net operating loss carryforwards of $4.4 million, which will expire by fiscal 2037, and net operating loss carryforwards of $59.7 million that are not subject to expiration. For state income tax purposes, the Company had $46.1 million of net operating loss carryforwards that are available to offset future taxable income, some of which will expire from fiscal 2026 through fiscal 2046. Additionally, the Company has $5.0 million of net operating loss carryforwards related to the Company’s operations in Canada, which will expire from fiscal 2026 through fiscal 2041.

The utilization of net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards, which may be used in future years. As of January 31, 2026, there has been no such ownership change. See Note M, Agreement and Plan of Merger.

The components of the net deferred tax assets as of January 31, 2026 and February 1, 2025 were as follows (in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets, net:
Net operating loss carryforward	$17,498	$12,868
Accrued expenses and other	1,671	4,328
Operating lease liabilities	54,027	47,708
Goodwill and intangibles	(142)	(122)
Inventory reserves	610	1,080
Foreign tax credit carryforward	52	102
Federal wage tax credit carryforward	888	861
State tax credits	51	51
Operating lease right-of-use assets	(50,113)	(44,212)
Property and equipment	(2,759)	(1,804)
Subtotal	$21,783	$20,860
Valuation allowance	(21,783)	(1,517)
Net deferred tax assets	$—	$19,343

For fiscal 2025, the Company had total deferred tax assets of $74.8 million, total deferred tax liabilities of $53.0 million and a valuation allowance of $21.8 million.

Income (loss) before provision for income taxes was as follows:

	FISCAL YEARS ENDED
	January 31, 2026	February 1, 2025	February 3, 2024
(in thousands)
United States	$(17,403)	$5,767	$38,341
Foreign	54	49	50
Income (loss) before provision for income taxes	$(17,349)	$5,816	$38,391

The provision for income taxes consisted of the following:

	FISCAL YEARS ENDED
	January 31, 2026	February 1, 2025	February 3, 2024
(in thousands)
Current:
Federal	$(735)	$182	$—
State	(58)	381	1,200
Foreign	9	8	8
	(784)	571	1,208
Deferred:
Federal	15,639	1,108	7,911
State	3,704	1,082	1,418
Foreign	—	—	—
	19,343	2,190	9,329
Total provision	$18,559	$2,761	$10,537

The following is a reconciliation between the statutory and effective income tax rates in dollars and percentage for the provision for income tax for fiscal 2025, after the adoption of ASU 2023-09:

	FISCAL YEAR ENDED
	January 31, 2026	as a percentage of pre-tax income
(dollars in thousands)
Federal income tax at the statutory rate	$(3,599)	20.7%
State and local taxes, net of federal benefit (1)(3)	3,620	(20.9%)
Foreign tax effects (2)	5	---%
Effect of changes in tax law or rates enacted in the current year	—	---%
Effect of cross-border tax laws	10	(0.1%)
Tax credits	(34)	0.2%
Change in valuation allowance (3)	16,514	(95.2%)
Nondeductible items:
Permanent items	1,053	(6.1%)
Other nondeductible items	990	(5.6%)
Other, net	—	---%
Total provision	$18,559	(107.0%)

(1)
Texas was the only state or local jurisdiction that contributed to the majority (greater than 50%) of the tax effect in this category.
(2)
Includes the expiration of a net operating loss, which was fully offset by the release of the corresponding $0.2 million valuation allowance.
(3)
In the fourth quarter of fiscal 2025, the Company recorded an aggregate charge of $20.4 million, or 117.7% as a percentage of pre-tax income, to establish a full valuation allowance against its net deferred tax assets.

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision for income tax for fiscal 2024 and fiscal 2023, before the adoption of ASU 2023-09:

	FISCAL YEARS ENDED
	February 1, 2025	February 3, 2024

(in thousands)
Federal income tax at the statutory rate	$1,223	$8,086
State taxes, net of federal tax benefit	264	1,000
State deferred taxes, net of federal benefit	353	1,418
Section 162(m) limitation	808	746
Permanent items	(66)	(199)
Taxes stranded in OCI released with termination of retirement plans	—	890
Change in valuation allowance (1)	8	(179)
Adjustment to §382 NOLs	—	(1,159)
Other, net	171	(66)
Total provision	$2,761	$10,537

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

The amount of cash income taxes paid in fiscal 2025 was as follows:

FISCAL YEAR ENDED
January 31, 2026
(in thousands)
Federal	$-
State and local:
Texas	117
California	14
Michigan	(43)
Pennsylvania	(36)
All other states and local jurisdictions	(32)
Foreign	14
Income taxes paid, net of refunds	$34

The Company made tax payments of $1.1 million and $1.6 million for fiscal 2024 and fiscal 2023, respectively.

G. COMMITMENTS AND CONTINGENCIES

At January 31, 2026, the Company was obligated under operating leases covering store and office space, and certain equipment for future minimum rentals. See Note E, Leases for the schedule of future remaining lease obligations. In addition to its lease obligations, the Company is also contractually committed pursuant to a merchandise purchase obligation to meet minimum purchases of $10.0 million annually through fiscal 2028.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. When a loss is considered probable, the Company records an accrual based on the reasonably estimable loss or range of loss. Costs related to such legal proceedings are expensed and reported in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company believes its accruals at January 31, 2026 are adequate in light of the probable and estimable liabilities. The Company does not believe that any identified claims or litigation will be material to its results of operations, cash flows, or financial condition.

H. LONG-TERM INCENTIVE PLANS

The following is a summary of the Company’s Long-Term Incentive Plan (“LTIP”). All equity awards granted under these long-term incentive plans were issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan. See Note I, Stock Compensation Plans.

At January 31, 2026, the Company has three active LTIPs: the 2023-2025 LTIP, the 2024-2026 LTIP and the 2025-2027 LTIP. Each participant in any LTIP participates based on that participant’s “Target Cash Value,” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage. Under each LTIP, 50% of each participant’s Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting. The time-based awards under each of the LTIPs were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2023-2025 LTIP, the 2024-2026 LTIP and the 2025-2027 LTIP were established and approved by the Compensation Committee on May 1, 2023, April 1, 2024 and April 1, 2025, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to additional vesting through August 31, 2026, August 31, 2027 and August 31, 2028, respectively. The time-based awards under the 2023-2025 LTIP, the 2024-2026 LTIP and the 2025-2027 LTIP vest in four equal installments through April 1, 2027, April 1, 2028, and April 1, 2029, respectively. If the Company completes the Merger, as discussed in Note M, Agreement and Plan of Merger, the performance-based awards would be cancelled and a payout equal to actual achievement, on a pro-rated basis, on the date of closing would be made to eligible participants.

The performance target under the 2023-2025 LTIP, which ended on January 31, 2026, was not achieved and as a result there were no awards granted. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2024-2026 LTIP and the 2025-2027 LTIP is estimated to be approximately $4.9 million for each LTIP. Approximately half of the targeted compensation expense for each LTIP relates to the time-based awards, which are being expensed straight-line over approximately 49 months. At January 31, 2026, there is no accrual for performance-based awards under the 2024-2026 LTIP or the 2025-2027 LTIP.

I. STOCK COMPENSATION PLANS

The Company has one active stock-based compensation plan, which is the Second Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At the Company's Annual Meeting of Stockholders held on August 8, 2024, the Company's stockholders approved an increase of 6,150,000 shares authorized for future grant under the 2016 Plan. At January 31, 2026, 21,270,538 shares were authorized under the 2016 Plan, of which 4,068,502 shares remain available for grant.

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

Stock Option Activity

The following table summarizes the stock option activity for fiscal 2025:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (000's)
Stock Options
Outstanding options at beginning of year	2,971,460	$0.65		$6,207
Options granted	—	—		—
Options forfeited	(504)	5.43		—
Options expired	(6,639)	5.30		—
Options exercised	(3,025)	0.69		3
Outstanding options at end of year	2,961,292	$0.64	4.6 yrs.	$263
Options exercisable at end of year	2,961,292	$0.64	4.6 yrs.	$263

Non-Vested Share Activity

The following table summarizes activity for non-vested shares for fiscal 2025:

	RSUs (1)	Deferred shares (2)	Performance share units (3)	Fully-vest shares (4)	Total number of shares	Weighted-average grant-date fair value
Shares
Outstanding non-vested shares at beginning of year	761,081	479,700	573,000	—	1,813,781	$3.41
Shares granted	1,714,473	109,657	—	213,729	2,037,859	$1.45
Shares forfeited	(248,719)	—	—	—	(248,719)	$2.45
Shares expired	—	—	—	—	—	—
Shares vested/issued	(981,833)	—	—	(213,729)	(1,195,562)	$1.97
Outstanding non-vested shares at end of year	1,245,002	589,357	573,000	—	2,407,359	$2.56
Vested and expected to vest at end of year	1,245,002	589,357	—	—	1,834,359	$2.05

(1)
During fiscal 2025, grants primarily related to the grant of time-based RSUs under the 2025-2027 LTIP and the grant of awards under the 2022-2024 LTIP in connection with the achievement of the performance target in fiscal 2024. See Note H, Long-Term Incentive Plans. As a result of net share settlements, of the 981,833 RSUs that vested, 870,253 shares of common stock were issued.
(2)
The 109,657 shares of deferred stock, with a fair value of $144,991 represent director compensation in lieu of cash, in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the director's separation from service.
(3)
On August 11, 2023, the Company granted 573,000 PSUs in connection with the extension of Mr. Kanter's employment agreement. The award consists of nine tranches, with the first tranche vesting if and when the 30-day volume-weighted closing price of the Company's common stock is equal to or greater than $6.50 per share. Each subsequent tranche will vest upon achievement of the 30-day volume-weighted closing price of the Company's common stock in $0.25 increments with the ninth tranche vesting when such price is equal to or greater than $8.50 per share. Any unvested PSUs will expire on August 11, 2026, or earlier if there is a separation of service in accordance with the terms of the agreement. The $2.4 million fair value was expensed over the respective derived service periods of each tranche which ranged from 12 to 13 months. The respective fair value and derived service periods assigned to the PSUs were determined using a Monte Carlo model based on a weighted historical volatility of 57.8%, a term of 3 years, stock price on the date of grant of $4.98 per share, a risk-free rate of 4.6% and a cost of equity of 11.0%.
(4)
Represented compensation, with a fair value of $263,240, to certain directors, who are required to receive shares, in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan

Non-Employee Director Compensation Plan

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

The following shares of common stock, with the respective fair value, were issued from the Non-Employee Director Compensation Plan to its non-employee directors as compensation for fiscal 2025, fiscal 2024 and fiscal 2023:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2025	74,592	$107,115
Fiscal 2024	42,609	$139,987
Fiscal 2023	59,532	$301,578

At January 31, 2026, 517,333 shares remained available for grant under the Non-Employee Director Compensation Plan.

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

The Company recognized $2.4 million, $2.3 million and $2.4 million of expense under the 401(k) Plan in fiscal 2025, 2024 and 2023, respectively.

Termination of Retirement Plans

In connection with the acquisition of Casual Male Corp. in May 2002, the Company assumed the assets and liabilities of the frozen Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan,” which was previously known as the J. Baker, Inc. Qualified Plan and the frozen Casual Male Supplemental Executive Retirement Plan. In the second quarter of fiscal 2023, the Company's Board of Directors approved the termination of these frozen plans. Results for fiscal 2023 included a charge of $5.7 million, which represented the recognition of the unrealized loss.

K. FAIR VALUE MEASUREMENT

At January 31, 2026 and February 1, 2025, the Company held U.S. treasury bills, which were classified as held-to maturity and carried at amortized cost as follows:

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At January 31, 2026:
Cash and cash equivalents:	11,052	11,056	—	—
Short-term investments	5,029	5,039	—	—

At February 1, 2025:
Short-term investments	36,516	36,560	—	—

L. SEGMENT DISCLOSURES

The Company sells clothing, footwear and accessories to big + tall men through its 295 store locations and its direct business, which includes its website, mobile app and certain marketplaces. The Company has identified its stores and its direct business as two separate operating segments. Resources are allocated and performance is assessed by our President and Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (the "CODM").

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

The following table is a summary of our segment disclosures and a reconciliation of 4-wall contribution (a non-GAAP measure) to net income (a GAAP measure):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
(in thousands)
Sales	$435,017	$467,015	$521,815
Cost of goods sold	(177,162)	(186,235)	(210,340)
Occupancy costs	(68,868)	(63,585)	(59,053)
Store payroll and benefits	(55,269)	(53,765)	(54,103)
Other selling expenses	(26,131)	(26,928)	(25,790)
4-wall contribution (non-GAAP)	107,587	136,502	172,529

Advertising	(26,680)	(31,844)	(30,932)
Corporate G&A	(50,510)	(54,374)	(54,144)
Distributing and supporting G&A	(28,787)	(31,371)	(31,560)
Depreciation and amortization	(15,331)	(13,878)	(13,833)
Transaction-related costs	(4,228)	—	—
Impairment of assets	(210)	(1,303)	(116)
Loss from termination of retirement plans	—	—	(5,690)
Interest income, net	810	2,084	2,137
Income (loss) before provision (benefit) for income taxes	$(17,349)	$5,816	$38,391
Provision (benefit) for income taxes	18,559	2,761	10,537
Net income (loss) (GAAP)	$(35,908)	$3,055	$27,854

The CODM does not receive information about assets at the segment level because the Company's assets are managed at a consolidated level by department as opposed to by segment.

M. AGREEMENT AND PLAN OF MERGER

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

The Merger, which is expected to close during the second quarter of fiscal 2026, is subject to customary closing conditions, including approval by our stockholders. Costs incurred in connection with this Merger, primarily related to professional service fees, of $4.2 million, were included in "Transaction-related costs" on the Consolidated Statement of Operations for fiscal 2025.

N. Nasdaq Notification of Non-Compliance

The Company’s common stock is publicly traded and listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “DXLG". Nasdaq has continued listing standards that the Company must maintain to avoid delisting, including, among others, a minimum consolidated closing bid price requirement of $1.00 per share. On February 4, 2026, the Company received a notice from the Listing Qualifications staff of Nasdaq notifying the Company that, based upon the closing bid price of its common stock for the last 30 consecutive trading days, the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price for the Company’s common stock was less than $1.00 per share for the previous 30 consecutive trading days. The Company has been provided a compliance period of 180 calendar days, or until August 3, 2026, to regain compliance with the minimum bid price requirement.

The notice does not result in the immediate delisting of the Company’s common stock from Nasdaq. The Company intends to monitor the closing bid price of the Company’s common stock to allow a reasonable period for the price to rebound from its recent decline and will continue to consider its available options to regain compliance. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

O. SUBSEQUENT EVENT

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed by the current administration under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. Following the ruling, the current administration indicated it would discontinue collection of such IEEPA‑based duties and announced its intent to impose additional tariffs under other statutory authorities, including newly announced temporary global tariffs in addition to existing non‑IEEPA tariffs. The availability, timing, and amount of any potential refunds of previously paid IEEPA‑related duties remain uncertain and may depend on further legal, regulatory, and administrative processes. The duration, scope, and rates of existing and newly announced tariff measures, as well as the potential for modifications, suspensions, or additional retaliatory actions, are also uncertain and could affect the Company’s operations, supply chain, and cost structure. The Company is monitoring these developments and assessing their potential impact on its business, financial condition, and results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2026, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of January 31, 2026.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm because as a non-accelerated filer we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Rule 10b5-1 Trading Plans

During the three months ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2026 in connection with our 2026 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2026.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2026.

Item 14. Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2026.

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

2.1

Agreement and Plan of Merger, dated December 11, 2025, by and among Destination XL Group, Inc., Divine Merger Sub I, Inc., and FBB Holdings I, Inc.(included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 11, 2025, and incorporated herein by reference).

#

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

#

10.13

First Amendment dated April 20, 2023 to the Credit Agreement dated October 28, 2021, by and among Citizens Bank, N.A., as Administrative Agent and Collateral Agent, Other Lenders identified therein, the Company, as lead borrower, and the Borrowers and Guarantors identified therein (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 24, 2023, and incorporated herein by reference).

#

10.14

Second Amendment dated August 13, 2025 to the Credit Agreement dated October 28, 2021, by and among Citizens Bank, N.A., as Administrative Agent and Collateral Agent, Other Lenders identified therein, the Company, as lead borrower, and the Borrowers and Guarantors identified therein (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2025, and incorporated herein by reference).

#

10.15

Amended and Restated Employment Agreement between the Company and Harvey S. Kanter effective April 1, 2022 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2022, and incorporated herein by reference).

†

10.16

First Amendment to the Amended and Restated Employment Agreement between the Company and Harvey S. Kanter, dated August 11, 2023, which includes the Form of Performance Share Award Agreement (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 15, 2023, and incorporated herein by reference).

†

10.17

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

†

10.23	Sixth Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023, and incorporated herein by reference).	†

10.24	Fourth Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.2 to the Company Current Report on Form 8-K filed on April 5, 2022, and incorporated herein by reference).	†

10.25

Letter Agreement, dated January 29, 2014, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2017, and incorporated herein by reference).

10.26

Letter Agreement, dated April 4, 2018, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 19, 2020, and incorporated herein by reference).

10.27	Form of Securities Purchase Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on February 5, 2021, and incorporated herein by reference).

10.28

Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006 (File No. 001-34219), and incorporated herein by reference).

10.29

Amendment to Lease Agreement dated June 20, 2025 between the Company and 555 TNPK 74 Owner, LLC.(included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2025, and incorporated herein by reference).

19.1	Securities Trading Policy (included as Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on March 20, 2025 and incorporated by reference).

21.1	Subsidiaries of the Registrant.	*

23.1	Consent of Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97.1	Executive Officer Clawback Policy adopted November 2, 2023 (included as Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 21, 2024, and incorporated herein by reference).	†

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
March 19, 2026
	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ HARVEY S. KANTER Harvey S. Kanter	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2026
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 19, 2026
/s/ JOHN F. COONEY John F. Cooney	Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 19, 2026
/s/ LIONEL F. CONACHER Lionel F. Conacher	Chairman of the Board of Directors	March 19, 2026

/s/ CARMEN BAUZA	Director	March 19, 2026
Carmen Bauza
/s/ JACK BOYLE Jack Boyle	Director	March 19, 2026
/s/ WILLEM MESDAG Willem Mesdag	Director	March 19, 2026
/s/ IVY ROSS Ivy Ross	Director	March 19, 2026
/s/ ELAINE RUBIN Elaine Rubin	Director	March 19, 2026