Form 10-K/A
period 2026-01-31
DESTINATION XL GROUP, INC.
filed 2026-05-26
CIK 813298

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

The registrant had 55,273,092 shares of Common Stock, $0.01 par value, outstanding as of May 15, 2026.

Documents Incorporated by Reference: None.

Auditor Name: KPMG, LLP	Auditor Location: Minneapolis, Minnesota	Auditor Firm ID: 185

EXPLANATORY NOTE

Destination XL Group, Inc., together with its subsidiaries (the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10-K. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the Securities and Exchange Commission on March 19, 2026.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 15, 2026, their current committee membership, and the year in which they became a director of our Company:

Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance	Cybersecurity and Data Privacy
Lionel F. Conacher, Chairman of the Board and Director	63	2018	C	X
Harvey S. Kanter, President and Chief Executive Officer and Director	64	2019
Carmen R. Bauza, Director	64	2021			X	X
Jack Boyle, Director	58	2017		X	C
Willem Mesdag, Director	72	2014	X	C
Ivy Ross, Director	70	2013	X			C
Elaine K. Rubin, Director	63	2021			X	X

C= current member and committee chairperson

X= current member of the committee

Lionel F. Conacher has been a director of the Company since June 2018 and Chairman of the Board of Director (the "Board") since August 2020. In March 2026, Mr. Conacher joined the board of directors of Metatek-Group Ltd., a publicly traded company, and serves as the chair of their governance and nomination committee. From September 2021 until October 2025, Mr. Conacher served as a member of the board of directors for SRx Health Solutions, Inc. (formerly Better Choice Company Inc.), a publicly traded company, and served as a member of their audit and compensation committees. From September 2022 until May 2023, he served as their interim chief executive officer. Mr. Conacher was a managing partner of Next Ventures, GP from August 2018 until February 2021. From January 2011 to June 2018, Mr. Conacher was a senior advisor for Altamont Capital Partners LLC (“ACP”), a private equity firm. Prior to joining ACP, from April 2008 until July 2010, Mr. Conacher was the president and chief operating officer of Thomas Weisel Partners, an investment bank. Additionally, Mr. Conacher served as the chairman of Wunderlich Securities, an investee company of ACP, from December 2013 until July 2017. Mr. Conacher previously served as a member of the board of directors for AmpHP Inc., a venture-backed human performance company. He also formerly served as a member of the board of directors of Mervin Manufacturing, a leading designer and manufacturer of snowboards and other board sports equipment, and PowerDot, Inc., a consumer electronics company that markets a muscle recovery and performance tool. Our Board believes that Mr. Conacher brings extensive financial and operational experience, and his significant experience as a director for other publicly traded companies qualifies him to serve on our Board.

Harvey S. Kanter is the President, Chief Executive Officer and a director of the Company. Mr. Kanter joined the Company in February 2019 in a transition role as Advisor to the Acting Chief Executive Officer and assumed the role of President and Chief Executive Officer and a director of the Company in April 2019. Mr. Kanter served as a non-executive co-chair at Seattle University Center for Leadership Formation, Albers School of Business and Economics from February 2021 until February 2024. Mr. Kanter served as a director and a member of the compensation committee of Potbelly Corporation, a publicly traded company, from August 2015 until May 2019. Mr. Kanter has over 35 years of business experience, with an extensive background in the retail industry, having served from March 2012 until June 2017 as the president and chief executive officer of Blue Nile, Inc., a leading online retailer of high-quality diamonds and fine jewelry and formerly a publicly traded company. From March 2012 until February 2020, Mr. Kanter also served as a member of the board of directors of Blue Nile, Inc. and, from January 2014 until February 2020, as their chairman. From January 2009 to March 2012, Mr. Kanter was the chief executive officer and president of Moosejaw Mountaineering and Backcountry Travel, Inc., a leading multi-channel retailer of premium outdoor apparel and gear. From April 2003 to June 2008, Mr. Kanter served in various executive positions at Michaels Stores, Inc. He was a former brand ambassador for the Fred Hutch Cancer Research Institute and previously served as an advisory member to the Seattle University Executive MBA Program. Our Board believes that Mr. Kanter’s extensive knowledge of integrated-commerce retailing, with strong strategic and operational expertise qualifies him to serve on our Board.

Carmen R. Bauza has been a director of the Company since December 2021. In March 2023, Ms. Bauza joined the board of directors of OneWater Marine Inc., a publicly traded company, and serves as a member of their audit and compensation committees. Since May 2022, Ms. Bauza has also served on the board of directors of Zumiez, Inc., a publicly traded company, and serves as a member of their audit and governance and nominating committees. Ms. Bauza also formerly served as a member of the board of managers of Claire’s Holdings LLC. Most recently, Ms. Bauza was the chief merchandising officer at Fanatics, Inc. from January 2019 until April 2021. Prior to that, she was the chief merchandising officer at HSN, Inc. from November 2016 until December 2017 and the senior vice president, general merchandise manager consumables, health and wellness at Walmart from June 2007 to October 2016. She previously held roles at Bath & Body Works, Inc., Five Below, Inc. and The Walt Disney Company. Ms. Bauza currently serves as a member of the board of trustees at Seton Hill University and as a member of the advisory board of RoundTable Healthcare Partners Council. Our Board believes that Ms. Bauza’s extensive retail and merchandising experience qualifies her to serve on our Board.

Jack Boyle has been a director since August 2017. In July 2025, Mr. Boyle joined the board of directors of Wolverine World Wide, Inc., a publicly traded company, and serves as a member of their compensation and human capital committees. Since June 2025, Mr. Boyle has been the managing partner of Fam Bam Sports. From January 2024 until his retirement in July 2025, Mr. Boyle was the president of buying and North America for Fanatics Holdings, Inc. (“Fanatics”), a market leader for officially licensed sports merchandise. From February 2019 to January 2024, Mr. Boyle was the global co-president of direct to consumer/omni-channel for Fanatics. Mr. Boyle originally joined Fanatics as president of merchandising in June 2012, and from December 2017 to February 2019, he served as the co-president of North America direct-to-consumer/omni-channel. From February 2005 to June 2012, Mr. Boyle was the executive vice president, general merchandising manager of women’s apparel, intimate, cosmetics and accessories for Kohl’s Corporation. From October 2003 to February 2005, he served as the senior vice president, divisional merchandise manager of women’s apparel for Kohl’s Corporation, the vice president of junior sportswear from July 2000 to October 2003 and the vice president of planning/allocation for women's apparel from December 1999 to July 2000. From June 1990 to December 1999, Mr. Boyle held various merchandise positions, including divisional merchandise manager of women’s, at May Company. Our Board believes that Mr. Boyle’s extensive experience in merchandising, brand management and omni-channel leadership qualifies him to serve on our Board.

Willem Mesdag has been a director since January 2014. Mr. Mesdag is the managing partner of Red Mountain Capital Partners LLC, an investment management firm, and since May 2019, has also served as a Senior Advisor for HPS Investment Partners, a global investment firm. Prior to founding Red Mountain in 2005, Mr. Mesdag was a partner and managing director of Goldman Sachs & Co., which he joined in 1981. Prior to Goldman Sachs, he was a securities lawyer at Ballard, Spahr, Andrews & Ingersoll, which he joined in 1978. From February 2016 to May 2025, Mr. Mesdag served on the board of Heidrick & Struggles International, Inc., a publicly traded company, for which he chaired the audit and finance committee and served on the human resources and compensation committee. He previously served on the boards of 3i Group plc, Cost Plus, Inc., Encore Capital Group, Inc., Nature’s Sunshine Products, Inc., Skandia AB and Yuma Energy, Inc., all of which are or were publicly-traded companies. Having had an extensive career in international investment banking and finance and having served on domestic and international public company boards, our Board believes that Mr. Mesdag brings significant knowledge and experience related to business and financial issues, and his corporate governance and investor’s perspective qualifies him to serve on our Board.

Ivy Ross has been a director since January 2013. Since July 2016, Ms. Ross has been the chief design officer of consumer hardware, retail store design at Google and from May 2014 until July 2016, she served as the head of glass. From July 2011 until April 2014, Ms. Ross was the chief marketing officer of Art.com, where she oversaw the company's marketing, branding, merchandising and user-experience functions. From June 2008 to June 2011, Ms. Ross was executive vice president of marketing for the Gap brand, and also acted as the creative catalyst for all brands within Gap, Inc. Ms. Ross has also held senior creative and product design positions at Disney Stores North America, Mattel, Inc., Calvin Klein, Coach, Liz Claiborne Inc., Swatch Group (U.S.) Inc. and Avon Products, Inc.. She also has served on The Procter & Gamble Company’s design board since its inception. Our Board believes that with her industry insight and marketing expertise, Ms. Ross provides a valuable perspective to the Board as we continue to build our DXL brand and qualifies her to serve on our Board.

Elaine K. Rubin has been a director since April 2021. Since January 2010, Ms. Rubin has been the founder and president of Digital Prophets Network, LLC, a consulting, advisory and placement firm with a network of digital commerce experts that supports the growth of retail and direct-to-consumer businesses. Since January 2024, Ms. Rubin has served as a strategic advisor to Cordial Experience, Inc., a marketing platform designed to power data-driven, high conversion messages at scale. From November 2023, Ms. Rubin has served as a board member for Women and Climate Inc., a non-profit organization. From October 2013 to November 2023, she has also served as an advisor to Hint, Inc., which produces fruit-infused water. Prior to that, Ms. Rubin held leadership positions at 1800flowers.com, iVillage.com and amazon.com. She previously served on the boards of Smart & Final Stores, Inc. and Blue Nile, Inc., both of which were formerly publicly traded companies. Ms. Rubin co-founded shop.org in February 1996 and served as its elected chair of the board of directors from February 1996 to October 2007 and served on the board of the National Retail Federation, Inc. from 2001 until 2010. Our Board believes that Ms. Rubin’s extensive knowledge and experience of digital commerce business and valuable insights qualifies her to serve on our Board.

All directors hold office until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 54, has been our Executive Vice President, Chief Financial Officer and Treasurer since November 2017. Prior to that, Mr. Stratton served as our Senior Vice President, Chief Financial Officer and Treasurer from June 2014 to November 2017. From August 2009 to June 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer. Mr. Stratton joined the Company in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009. Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

John F. Cooney, 43, has been our Senior Vice President, Corporate Controller and Chief Accounting Officer since March 2022. Prior to that, Mr. Cooney was our Vice President of Finance and Managing Director, Corporate Controller and Chief Accounting Officer from May 2018 until March 2022, our Vice President of Finance, Corporate Controller and Chief Accounting Officer from May 2015 until May 2018, our Vice President of Finance and Corporate Controller from June 2014 until May 2015, and our Director of Financial Accounting and Reporting from November 2010 until June 2014. Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.

Anthony J. Gaeta, 56, has been our Chief Stores and Real Estate Officer since April 2023. Prior to that, Mr. Gaeta was our Chief Stores Officer from March 2022 until April 2023, our Senior Vice President of Store Sales and Operations from November 2017 until March 2022, our Vice President of Store Operations and Training from November 2013 until November 2017, and a Zone Vice President from April 2010 until November 2013. Mr. Gaeta was a regional manager for The Men’s Wearhouse, LLC from September 2007 until April 2010 and a regional vice president for After Hours Formalwear, Inc. from March 2006 until September 2007.

Stacey A. Jones, 55, has been our Chief Human Resources Officer since February 2021. Prior to that, Ms. Jones was our Vice President, Managing Director of Human Resources from May 2018 until February 2021 and our Vice President, Human Resources Operations from April 2013 to May 2018. Ms. Jones joined the Company in October 2001 and has held a variety of positions in both Retail Operations and Human Resources. Prior to joining the Company, she held leadership positions with Converse, Inc., Jet Apparel and T.A.C. Group, Inc.

Robert S. Molloy, 66, has been our General Counsel since February 2008 and Secretary of the Company since May 2014. From May 2018 until February 2021, Mr. Molloy also served as Chief Administrative Officer. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008. Prior to May 1999, Mr. Molloy was a trial attorney.

Allison Surette, 45, has been our Chief Merchandising Officer since March 2022. Prior to that, Ms. Surette was the Senior Vice President, General Merchandise Manager from May 2018 to March 2022 and Vice President, Merchandise Manager of Private Label, Active, Young Men’s and Outerwear from September 2016 to May 2018. Ms. Surette joined the Company in May 2006 as an Associate Planner and in June 2008, she transitioned into Merchandising as an Associate Buyer for Branded Collections. From October 2010 to January 2014, she served as a Buyer of Traditional Branded Collections and Buyer of Private Label Sportshirts and Outerwear. From January 2014 to September 2016, she was the Senior Buyer of Private Label Sportshirts and Outerwear. Prior to joining the Company, Ms. Surette was a planner for The TJX Companies, Inc. from June 2003 until May 2006.

Former Non-Director Executive Officers

James F. Reath, 54, served as the Company's Chief Marketing Officer from September 2022 until July 2025. Prior to joining the Company, he was the senior vice president of marketing at Bed Bath & Beyond Inc. from January 2021 until July 2022. Prior to that, Mr. Reath served as the senior vice president, marketing at Macy’s, Inc. from April 2017 to December 2020. From November 2013 through April 2017, he served as the executive vice president, head of retail at BBDO New York from January 2016. Mr. Reath was with McKinney from June 2010 until November 2013, where he served as the vice president and group account director until January 2012 when he was promoted to the executive vice president – director of retail and shopper marketing and became a partner of the firm and a member of the board of directors. He was also the chief marketing officer at Young & Rubicam from April 2008 until June 2010.

Rob Bogan, 58, served as the Company's Chief Technology Officer from November 2023 until April 2025. Prior to joining our Company, from August 2023 to November 2023, he was the chief information officer at the Cato Corporation, a specialty retailer of value-priced fashion apparel and accessories. Prior to that, Mr. Bogan was the chief technology officer at Mitchell Gold + Bob Williams, a furnishing company from September 2021 until August 2023. From May 2018 to August 2021, he served as the senior vice president of technology, chief information officer at California Closets, Inc. From September 2011 to May 2018, Mr. Bogan held numerous roles at Williams Sonoma, a specialty retailer for the home, and at the time he left, he was vice president of international systems and business intelligence reporting.

There are no family relationships between any of our directors and executive officers.

None of our directors or executive officers is subject to any legal proceedings required to be disclosed under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors during fiscal 2025, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner.

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

Insider Trading Policies and Procedures

We have adopted a Securities Trading Policy, which is our insider trading policy governing the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees. We believe that our Securities Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and the exchange listing standards applicable to us. A copy of our Securities Trading Policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) that was filed with the SEC on June 30, 2025.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy, the guiding principles used by the Compensation Committee in making compensation decisions, and the compensation programs in place for fiscal 2025. It also discusses the compensation paid to our Named Executive Officers (“NEOs”) for fiscal 2025.

Our Named Executive Officers for fiscal 2025 were:

▪
Harvey S. Kanter, President, Chief Executive Officer and Director
▪
Peter H. Stratton, Jr., Executive Vice President, Chief Financial Officer and Treasurer
▪
Anthony J. Gaeta, Chief Stores and Real Estate Officer
▪
Robert S. Molloy, General Counsel and Secretary
▪
Allison Surette, Chief Merchandising Officer

Fiscal 2025 Financial and Executive Compensation Highlights

Fiscal 2025 was a challenging year within the big + tall retail sector. Customer traffic was soft, consumer sentiment was cautious, and customers shopped less frequently often prioritizing essentials and lower price points which contributed to an 8.4% decline in comparable sales. Tariff‑related cost pressures, particularly in the second half of the year, further impacted merchandise margins. While management proactively reduced expenses, controlled inventory, and diversified sourcing, these actions were unable to fully offset the sector challenges. As a result, the Company reported a net loss of $(0.66) per diluted share, which included a $20.4 million non-cash charge to establish a full valuation allowance against net deferred tax assets, $4.2 million of transaction-related costs associated with the pending merger and impairment charges of $0.2 million. On an adjusted basis, excluding these items, the adjusted net loss (a non-GAAP measure) was $(0.21) per diluted share.

Despite these growth headwinds, the Company maintained a strong liquidity position, ended fiscal 2025 with $28.8 million in cash and investments, and continued to operate with no borrowings and full availability under its credit facility. At January 31, 2026, inventory levels were 2.6% lower than the prior year and availability under the credit facility was $55.1 million. The strength of the balance sheet gives us flexibility and resilience as management continues to navigate a challenging big + tall retail sector.

The Compensation Committee believes that executive compensation for fiscal 2025 appropriately reflected Company performance. Consistent with our pay-for-performance philosophy, the results reflected a decrease in performance-based compensation. As a result, both total compensation and realized pay for each NEO declined meaningfully from fiscal 2024 levels. The following table shows total compensation earned and total realized pay for each of the Named Executive Officers in fiscal 2025 as compared to fiscal 2024:

	Total Compensation(1)			Total Realized Pay (2)
Named Executive Officer	Fiscal 2025	Fiscal 2024	% Change	Fiscal 2025	Fiscal 2024	% Change
Harvey S. Kanter	$2,184,463	$2,894,568	(24.5)%	$2,235,845	$2,302,870	(2.9)%
Peter H. Stratton, Jr.	$831,371	$931,911	(10.8)%	$841,649	$781,920	7.6%
Anthony J. Gaeta	$656,168	$779,463	(15.8)%	$650,382	$673,185	(3.4)%
Robert S. Molloy	$669,789	$799,065	(16.2)%	$677,371	$757,831	(10.6)%
Allison Surette	$629,201	748,544	(15.9)%	$625,994	$649,018	(3.5)%

(1)
Total compensation reflects amounts as reported in the “Summary Compensation Table.” The primary driver of the decrease in total compensation in fiscal 2025 for all of our Named Executive Officers reflects a decrease in the performance-based compensation under the LTIP, due to the performance metric under the 2023-2025 LTIP not being achieved.
(2)
Total realized pay is calculated as total compensation per the “Summary Compensation Table” minus the value of equity awards granted, as reported in the “Stock Awards” column and “Option Awards” column of that table, plus the value of any options exercised or stock awards that vested, as reflected in the “Option Exercises and Stock Vested” table for each of the respective years. Similar to total compensation, the decrease in realized pay for all Named Executive Officers in fiscal 2025 as compared to fiscal 2024 was due to a decrease in performance-based compensation. Mr. Molloy's total realized pay in fiscal 2024 included compensation recognized from the exercise of stock options.

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

The Compensation Committee most recently engaged Segal to review Mr. Kanter’s compensation in August 2023 in connection with the extension of his “initial term” under his employment agreement from April 1, 2025 to August 11, 2026. At that time, Segal reviewed Mr. Kanter’s base salary and total direct compensation as well as provided guidance on the terms, conditions and value of a performance award that served as a retention award to extend his employment to August 2026. Based on market insights from Segal, including information derived from published surveys on chief executive officer compensation in retail companies with annual revenues of $500 million to $1.0 billion and trends in chief executive officer compensation, there were no other changes to Mr. Kanter’s compensation.

Fiscal 2025 Target Compensation

Chief Executive Officer Compensation. The Compensation Committee is responsible for determining the target compensation of our Chief Executive Officer . As discussed above, the Compensation Committee, working with Segal, most recently reviewed Mr. Kanter’s compensation in August 2023. With respect to setting 2025 target compensation, the Compensation Committee compared each element of the Chief Executive Officer’s direct compensation to published survey data and data from the Company’s peer group and concluded that no changes needed to be made to Mr. Kanter’s compensation. The Compensation Committee’s objective was that total target compensation should approximate the median target compensation of the Company’s peer group.

Other Named Executive Officers. Our Chief Executive Officer makes recommendations regarding the compensation paid to our other Named Executive Officers to the Compensation Committee for its review and approval. Our Named Executive Officers other than the Chief Executive Officer are provided with a competitive base salary and an opportunity to earn performance awards each year, which are driven by our overall financial targets, and an opportunity to participate in our equity incentive plans.

In 2022, Korn Ferry, an independent global organizational consulting firm, completed a comprehensive job evaluation of the Company’s corporate positions, from entry level through the Chief Executive Officer, and developed a career framework using its structured job leveling methodology based on the scope, complexity and responsibilities of each role. The Company uses this framework, together with market compensation data available through Korn Ferry Pay, as one input in evaluating the competitiveness and internal alignment of its compensation programs, including the annual compensation paid to the Company’s Named Executive Officers. The Compensation Committee has assessed Korn Ferry’s independence and determined that no conflicts of interest exist with respect to the services provided.

Our Peer Group

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers, we focus primarily on public companies within the specialty retail apparel business with similar revenue and/or market capitalization. The Compensation Committee most recently engaged Korn Ferry to review the Company's peer group in fiscal 2024. The companies in the fiscal 2025 peer group were:

•	Allbirds, Inc.	•	J.Jill, Inc.	•	Vera Bradley

•	Big 5 Sporting Goods	•	Movado Group	•	Vince Holding Corp.

•	Build-A-Bear Workshop, Inc.	•	Rocky Brands	•	Zumiez, Inc.

•	Cato Group	•	Shoe Carnival

•	Citi Trends	•	Tilly’s Inc.

•	Duluth Holding, Inc	•	The Brand House Collective, Inc. (formerly Kirkland's)

In order to develop an appropriate peer group, we considered domestic, publicly-traded companies with a range of revenues and market capitalizations that may differ from those included by independent analysts, such as Institutional Shareholder Services. We do so because we believe that companies doing business in specialty retail markets with omni-channel distribution models provide a better benchmark for total shareholder return. An independent analyst may include a company that falls within the same Standard & Poor’s Global Industry Classification Standard (“GICS”) code with similar revenue and market capitalization, but with a different business model, business risks, geographic locations, customer base and industry traffic trends which, consequently, may have nothing in common with our Company. For example, a company that owns automotive dealerships is within the same GICS code as our Company but clearly has a distinctly different business model and is not affected by the same trends that affect specialty apparel retail. At the time that the fiscal 2025 peers were approved, we fell just below the median for revenues and slightly above the median for market capitalization.

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

At our 2025 annual meeting of stockholders, stockholders voted on a non-binding advisory vote on executive compensation as disclosed in the 2025 Proxy Statement. Of the votes cast at the 2025 Annual Meeting on the “say-on-pay” proposal, 87.7% voted in favor of the proposal. The Compensation Committee considered the results of the 2025 advisory vote and believes that it affirms our stockholders' support for our approach to executive compensation, namely, to align short-term and long-term incentives with the Company’s financial performance. We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

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

Compensation Components and Fiscal 2025 Compensation Decisions

We believe that our executive compensation policies and practices appropriately align the interests of our executives with those of our stockholders and emphasize the shared responsibility of our executive officers for the Company’s financial performance. Accordingly, the compensation of our Named Executive Officers is heavily weighted toward “at-risk” performance-based compensation.

The primary components of compensation for our Named Executive Officers in 2025 included base salary (“fixed compensation”), annual performance-based cash incentives under our AIP and long-term cash and/or equity incentives under our Long-Term Incentive Plan (“LTIP”). The annual weight of each component leads to the following allocation of potential compensation that each executive can earn:

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

Base salaries are reviewed annually, and adjustments are influenced by the Company’s performance in the previous fiscal year and the executive’s contribution to that performance. The executive’s performance is measured by various factors, including, but not limited to, achievement of specific individual and department goals. Additionally, adjustments may be considered with respect to an individual’s promotion that may occur during the fiscal year and any modifications in the individual’s level of responsibility.

The Compensation Committee expects the Chief Executive Officer’s base salary to be at or near the peer group median and to approximate 25%-33% of his target direct compensation. The base salary of our other Named Executive Officers is recommended by our Chief Executive Officer to the Compensation Committee for its review and approval and targets the median of the peer group and published industry compensation surveys.

In April 2025, the Company and Mr. Stratton entered into a temporary addendum to his employment agreement in connection with his assumption of additional responsibilities overseeing the Company’s information and technology function following the departure of the Chief Information Officer. As compensation for these additional duties, Mr. Stratton is receiving a temporary bi‑weekly salary increase of $2,500. The addendum will remain in effect until a new chief information officer is appointed or the Company terminates the addendum.

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

2025 AIP Awards

On March 28, 2025, the Compensation Committee established the financial, operating and performance metrics for the 2025 AIP. Traditionally, the metrics for the AIP have been focused on the financial and operating performance of the Company in relation to our Board-approved budget. However, given the ongoing economic headwinds that have negatively impacted consumer discretionary spending, particularly in the big + tall sector and in an effort to keep employees engaged and motivated to achieve our strategic objectives should the macroeconomic situation not begin to improve in 2025, the Compensation Committee once again added a second tier to the 2025 AIP program that was a relative measure, comparing the Company’s financial performance in fiscal 2025 against the financial performance of its 2025 peer group, as listed above under “Our Peer Group.”

Under this two-tier structure, the payout related to corporate or departmental targets accounted for 80% of the potential award and was determined based on the higher achievement of either TIER I (based on the Company’s approved financial plan) or TIER II (based on the relative financial performance of the Company to its 2025 peers).

TIER I Company performance metrics consisted of corporate targets for Sales and Adjusted EBITDA and departmental targets, if applicable, for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation. Under TIER I, the Company’s financial performance metrics accounted for 80% of the potential award for Messrs. Kanter, Stratton and Molloy and 40% of the potential award for Mr. Gaeta and Ms. Surette. Mr. Gaeta’s performance metrics included specific store operation targets, and Ms. Surette's performance metrics included specific merchandising, planning and allocation targets, which accounted for 40% of their respective potential awards. The performance metrics were derived from the Company’s annual operating plan for fiscal 2025. The Compensation Committee believed that sales and adjusted EBITDA continued to be the two most significant financial metrics for the 2025 AIP.

TIER II Company performance metrics consisted of corporate targets for Comparable Sales and Adjusted EBITDA Margin, each accounting for 40% of the potential award for each participant. Our Comparable Sales and Adjusted EBITDA Margin results for fiscal 2025 were compared to our 2025 peer group on a quartile ranking. For each metric, if the Company ranked in (i) the top quartile, the payout would be 100%; (ii) the second quartile, the payout would be 75%; and (iii) the third quartile, the payout would be 50%. No payout would be earned if the Company finished in the fourth quartile.

Individual performance metrics consisted of discretionary personal goals that accounted for the remaining 20% of the potential award for each of the Named Executive Officers under either TIER I or TIER II. See footnote 6 to the table below for a discussion of these individual targets.

For fiscal 2025, Mr. Kanter’s target participation in the AIP was at 100% of his earned salary with the potential to earn up to 200% of the TIER I corporate targets and 100% of the TIER II corporate targets, Mr. Stratton’s target participation was 60% of his earned salary with the potential to earn up to 150% of the TIER I corporate targets and 100% of the TIER II corporate targets, and the target participation for Messrs. Gaeta and Molloy and Ms. Surette was 50% of their respective earned salaries with the potential to earn up to 150% of the TIER I corporate and departmental targets and 100% of the TIER II corporate targets.

The 2025 AIP metrics were intended to be achievable, with an approximate 50% probability of achievement. The 2025 AIP performance metrics and actual results against these metrics were as follows:

	Metric	Award % Weight for Metric, other than Mr. Gaeta and Ms. Surette	Award % Weight for Metric for Mr. Gaeta	Award % Weight for Metric for Ms. Surette	Minimum/Maximum Potential Payout	2025 Target	2025 Actual	Payout % Earned
TIER I - Company's Financial Performance (1)

Corporate - Target 1	Sales	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 97.2% of target and 150% payout at 101.8% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 101.8% of target.	$485.2 million	$437.0 million	0.0%
Corporate - Target 2	Adjusted EBITDA Margin (2)	40.0%	20.0%	20.0%	100% payout at target, with 50% payout at 86.5% of target and 150% payout at 108.1% of target, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% at 108.1% of target.	4.3%	0.4%	0.0%
Departmental Goals, if applicable	Store Operations	-	40.0%	-	Includes payroll as a percentage of sales target, store net promoter score target and store conversion target.	(3)	(3)	(3)
	Merchandise, Planning and Allocation	-	-	40.0%	Includes sales by category, gross margin by category, inventory turn and store conversion target.	(3)	(3)	(3)

TIER II - Company’s Financial Performance Measured Against the Company's 2025 Peers (1)

Corporate - Target 1	Comparable Sales (4)	40.0%	40.0%	40.0%	Top Quartile 100%; 2nd Quartile 75%; 3rd Quartile 50%; 4th Quartile no payout.	Top Quartile	4th Quartile	0.0%
Corporate - Target 2	Adjusted EBITDA Margin (5)	40.0%	40.0%	40.0%	Top Quartile 100%; 2nd Quartile 75%; 3rd Quartile 50%; 4th Quartile no payout.	Top Quartile	3rd Quartile	20.0%

INDIVIDUAL PERFORMANCE (6)

Individual Targets	Discretionary- Personal Goals	20.0%	20.0%	20.0%	Discretionary, at target, based upon individual performance, as evaluated by the Chief Executive Officer (except with respect to the Chief Executive Officer, whose individual performance was evaluated by the Compensation Committee). Participants were eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who was eligible to receive a discretionary award up to 40%.	20%	Varied by NEO	20.0% to 30.0%

(1)
The Company did not achieve the Corporate Metrics under TIER I. Under TIER II, the Company did not achieve the Comparable Sales metric but achieved the Adjusted EBITDA Margin metric at threshold.
(2)
Adjusted EBITDA was calculated as earnings before interest, taxes, depreciation and amortization and before any impairment of assets and transaction-related costs associated with the pending merger. Adjusted EBITDA Margin was then calculated by dividing Adjusted EBITDA by total sales as reported.

(3)
The target for store net promoter score for fiscal 2025 was 81 and the actual net promoter score achieved was 84 for fiscal 2025, or 150% of target. The Company does not publicly disclose its store conversion rates, payroll as a percentage of sales, sales by category or gross margin by category. Any discussion of metrics is limited to the percentage and/or dollar increase or decrease over a comparable period. Store conversion achieved 75% of target. If there had not been an award under TIER II, Mr. Gaeta and Ms. Surette would have been entitled to an award payout under certain of these TIER I metrics. The Company failed to meet the minimum threshold for payroll as a percentage of sales, inventory turn, sales by category and gross margin by category.
(4)
Each peer has its own calculation for comparable sales as it relates to treatment of new stores, remodeled stores or closed stores. For purposes of this metric, however, the Company relied on each peer's reported comparable sales results. For the few peers that do not report comparable sales, the Company used total sales and considered store openings/closings.
(5)
Adjusted EBITDA was calculated for all peers on a basis consistent with how the Company defines Adjusted EBITDA Margin, which is earnings before interest, taxes, depreciation and amortization and adjusted for any impairment (gain) of assets, restructuring and severance charges and other non-recurring items, such as the Company's transaction-related costs. Adjusted EBITDA Margin was then calculated by dividing Adjusted EBITDA by total sales as reported.
(6)
Personal goals are part of the Company’s annual performance review. At the start of the fiscal year, each associate, including each of our Named Executive Officers, develops his/her “SMART” (specific, measurable, achievable, relevant and time-bound) goals, each containing a quantifiable measure. The personal goals for Messrs. Gaeta and Molloy and Ms. Surette, which are approved by the Chief Executive Officer, consisted of a combination of quantifiable goals specific to their respective corporate function. Mr. Gaeta’s personal goals were directly tied to the Company's stores achieving their metrics, as well as team development. Mr. Molloy’s personal goals were tied to ensuring strong corporate governance, legal and ethical compliance, and legal support and guidance throughout the organization. Ms. Surette’s personal goals were strategic and tied to inventory management to maximize sales and gross margin growth, new business initiatives, brand awareness and team development. The personal goals for our Chief Financial Officer were quantifiable and were tied directly to the Company's performance, as well as team development and professional development of staff. Our Chief Executive Officer’s personal goals were tied to the Company's current performance and strategic initiatives under the Company’s long-term strategic plan.

As a result of achieving the performance metric for Adjusted EBITDA margin at threshold, together with each NEO's individual performance target, in March 2026, the Compensation Committee approved cash bonus payouts to our NEOs as follows:

Named Executive Officer	Payout at Target	Total Payout %	Total Cash Payout
Harvey S. Kanter	$850,000	50%	$425,000
Peter H. Stratton, Jr.	$283,776	50%	$141,888
Anthony J. Gaeta	$206,000	40%	$82,400
Robert S. Molloy	$198,790	50%	$99,395
Allison Surette	$193,125	40%	$77,250

2026 AIP

On March 16, 2026, the Compensation Committee established the financial, operating and performance metrics for the 2026 AIP. Over the past two years, our financial performance has been directly impacted by the continued uncertainty surrounding the U.S. economy and reduced consumer discretionary spending, particularly within the big + tall sector. The financial plan and the established metrics for fiscal 2026 reflect the current environment. Unlike the 2025 AIP, the threshold, or 50% potential payout, is based on achievement of the 2026 financial plan. Accordingly, in order to achieve 100% payout at target or 150% payout (200% for Mr. Kanter) at maximum, actual performance must exceed the 2026 financial plan. The Compensation Committee also eliminated the Tier II metric which measured the Company’s performance against its peers.

The Company performance metrics are structured in the same manner as the Tier I of the 2025 AIP and consist of corporate targets for Sales and Adjusted EBITDA with departmental targets for Store Operations, Marketing & Digital, and Merchandise/Planning and Allocation. The Company’s financial performance metrics account for 80% of the potential award for Messrs. Kanter, Stratton and Molloy and 40% of the potential award for Mr. Gaeta and Ms. Surette. Mr. Gaeta’s performance metrics include specific store operations and FiTMAP targets, and Ms. Surette's performance metrics include specific merchandise, planning and allocation and account for 40% of their respective targets.

Individual performance targets consisting of discretionary personal goals account for the remaining 20% of the potential award for each of the Named Executive Officers. Mr. Kanter has the potential to earn up to 200% of his individual target, and Messrs. Stratton, Gaeta and Molloy and Ms. Surette have the potential to earn up to 150% of their individual targets.

The 2026 AIP performance metrics approved by the Compensation Committee are as follows:

	Metric	Award % Attributable to Metric, other than Mr. Gaeta and Ms. Surette	Award % Attributable to Metric for Mr. Gaeta	Award % Attributable to Metric for Ms. Surette	Minimum/Maximum Potential Payout
Company's Financial Performance

Corporate - Target 1	Sales	40.0%	20.0%	20.0%

Threshold: 50% payout if the financial plan achieved.

Target: 100% payout at 103.4% of the financial plan.

Maximum: 150% payout at 106.8% of the financial plan, with the exception of Mr. Kanter who is eligible for a maximum payout of 200%, if achieved.

Corporate - Target 2	Adjusted EBITDA ($)	40.0%	20.0%	20.0%

Threshold: 50% payout if financial plan achieved.

Target: 100% payout if Adjusted EBITDA exceeds financial plan by $4.1 million.

Maximum: 150% payout if Adjusted EBITDA exceeds financial plan by $8.2 million, with the exception of Mr. Kanter who is eligible for a maximum payout of 200% if achieved.

Departmental Goals, if applicable	Store Operations	-	30.0%	-	Includes payroll as a percentage of sales target, net promoter score target and store conversion target
	Merchandising, Planning and Allocation	-	-	40.0%	Includes targets for sales by category, gross margin rate by category, inventory turn and store conversion rate.
	FiTMAP	-	10.0%	-	Includes scan penetration and store comp sales lift.
					Departmental goals payouts range from 50% (which is based off of the financial plan) to 150%, dependent upon achievement of the various targets.
Individual Targets	Discretionary- Personal Goals	20.0%	20.0%	20.0%

Discretionary, at target, based upon individual performance, as evaluated by the Chief Executive Officer (except with respect to the Chief Executive Officer, whose individual performance will be evaluated by the Compensation Committee). Participants are eligible to receive a discretionary award up to 30%, with the exception of Mr. Kanter who is eligible to receive a discretionary award up to 40%.

The above targets were derived from the Company’s annual operating plan and budget for the 2026 fiscal year. If the 2026 operating plan and budget is achieved, the payout would be 50% of target. In order for a participant to receive 100% of target or more, the Company must exceed its financial plan for fiscal 2026. The metrics at threshold are intended to be achievable, with an approximate 50% probability of achievement. The likelihood of achieving a payout equal to or greater than 100% reflects the challenges given the continuing uncertainty with respect to the economy, higher costs, and consumer discretionary spending.

For fiscal 2026, Mr. Kanter will continue to participate at 100% of his salary, Mr. Stratton will continue to participate at 60% of his salary, and Messrs. Gaeta and Molloy and Ms. Surette will continue to participate at 50% of their respective salaries.

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

2023-2025 LTIP

The performance period for the Company’s 2023-2025 LTIP ended on January 31, 2026. The time-based awards under the 2023-2025 LTIP were granted in a combination of 50% Restricted Stock Units ("RSUs") and 50% cash that vests over four years, with the last tranche vesting on April 1, 2027.

The performance target, which was established by the Compensation Committee on May 1, 2023, was a three-year relative total shareholder return (“TSR”) as compared to the Company’s 2023 peer group. Based on the Company’s 3-year relative TSR, as compared to the 3-year relative TSR of its 2023 peer group, the Company fell within the fourth quartile and, as a result, no performance award was earned for the 2023-2025 LTIP.

2023-2025 Performance-Based Component

Metric	Potential Payout	Target	Actual	Payout %
3 year relative TSR as compared to 2023 disclosed proxy peers (1)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.	2nd quartile	4th quartile	0%

(1) For the Company and each of its 2023 disclosed proxy peers, the three-year relative TSR was calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 27, 2023 and January 30, 2026, adjusted for any dividends paid.

2024-2026 LTIP and 2025-2027 LTIP

The following is a summary of the 2024-2026 LTIP and 2025-2027 LTIP in effect, but not completed, as of January 31, 2026:

Summary of LTIPs	2024-2026		2025-2027
Effective date	April 1, 2024		April 1, 2025
Performance period	3 years		3 years
End of Performance Period	January 30, 2027		January 29, 2028
Target cash value	Annual Salary * Participation Rate		Annual Salary * Participation Rate
	Time-Based	Performance-Based	Time-Based	Performance-Based
Allocation of Target Cash Value	50%	50%	50%	50%
Award type	at effective date: 50% RSUs 50% Cash	RSUs, Cash or a combination thereof, when earned	at effective date: 50% RSUs 50% Cash	RSUs, Cash or a combination thereof, when earned
Vesting period	25% April 1, 2025 25% April 1, 2026 25% April 1, 2027 25% April 1, 2028	any award earned subject to additional vesting through August 31, 2027	25% April 1, 2026 25% April 1, 2027 25% April 1, 2028 25% April 1, 2029	any award earned subject to additional vesting through August 31, 2028

Performance Targets (1):	Target:	Min/Max Payout:	Target:	Min/Max Payout:
	3-year relative TSR as compared to 2024 disclosed proxy peers (2) (100% weight)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.	3-year relative TSR as compared to 2025 disclosed proxy peers (3) (100% weight)	100% payout at target (2nd quartile), with 50% payout (3rd quartile) and 150% payout (1st quartile). No payout in the 4th quartile.

(1)
The Compensation Committee established just one performance metric, “Three-Year Relative Total Shareholder Return,” for both LTIPs and believed that this metric appropriately aligned management with the interests of our stockholders.
(2)
For the Company and each of its 2024 disclosed proxy peers, the three-year relative TSR will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at February 2, 2024 and January 29, 2027, adjusted for any dividends paid.
(3)
For the Company and each of its 2025 disclosed proxy peers, the three-year relative TSR will be calculated as the percentage change in the 30-day trailing volume-weighted average closing stock price at January 31, 2025 and January 28, 2028, adjusted for any dividends paid.

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

The following table illustrates the components of the LTIPs with the respective vesting dates, illustrating that the time-based portion of the LTIP acts as a retention tool:

		% of	Vesting of Awards by Fiscal Year:
Approval date	Performance Period	total award	2025	2026	2027	2028	2029
April 1, 2024	2024-2026 LTIP
	Time-Based Awards, vest April 1 (1), subject to forfeiture	50%	25%	25%	25%	25%	—
	Performance-Based Awards- vest August 31, if achieved	50%	—	—	100%	—	—

April 1, 2025	2025-2027 LTIP
	Time-Based Awards, vest April 1 (1), subject to forfeiture	50%	—	25%	25%	25%	25%
	Performance-Based Awards- vest August 31, if achieved	50%	—	—	—	100%	—
(1)
The first tranche of time-based awards vests on April 1 following the end of the first year of the performance period or one year from the date of grant, whichever is later.

2026-2028 LTIP

The Company has not yet established a long-term incentive plan for fiscal 2026. Pursuant to the terms of the plan, the Company has until November 2, 2026 to approve and establish a performance target or targets for the 2026-2028 performance period.

•
Discretionary Cash and Equity Awards

No discretionary cash or equity awards were granted to our Named Executive Officers in fiscal 2025.

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

We have employment agreements with our Chief Executive Officer and all of our other Named Executive Officers. Upon termination of employment, each executive is entitled to receive severance payments under his or her employment agreement and under the Company’s incentive programs in the event of a termination without justifiable cause. These employment agreements and incentive programs, as they relate to terminations, are discussed in detail below in the section “Employment Agreements” following the “Summary Compensation Table.” Our employment agreements do not contain any tax gross-ups pursuant to Section 280(g) of the Internal Revenue Code.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee
Willem Mesdag, Chair
Jack Boyle
Lionel F. Conacher

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our Named Executive Officers for fiscal 2025.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Harvey S. Kanter	2025	$850,000	—	$361,250	—	$813,078	$160,135	$2,184,463
President and Chief Executive	2024	$850,000	—	$722,498	—	$1,162,110	$159,960	$2,894,568
Officer	2023	$866,346	—	$2,765,938	—	$2,167,112	$159,627	$5,959,023

Peter H. Stratton, Jr.	2025	$472,960	—	$94,322	—	$236,491	$27,598	$831,371
Executive Vice President, Chief	2024	$415,923	—	$183,147	—	$305,343	$27,498	$931,911
Financial Officer and Treasurer	2023	$414,827	—	$91,571	—	$514,760	$27,122	$1,048,280

Anthony J. Gaeta	2025	$412,000	—	$72,099	—	$147,696	$24,373	$656,168
Chief Stores and Real Estate	2024	$408,769	—	$126,874	—	$219,772	$24,048	$779,463
Officer	2023	$391,827	—	$56,872	—	$400,383	$23,678	$872,760

Robert S. Molloy	2025	$397,580	—	$69,576	—	$174,667	$27,966	$669,789
General Counsel and Secretary	2024	$394,462	—	$135,099	—	$240,958	$28,546	$799,065
	2023	$393,423	—	$67,549	—	$458,060	$29,302	$948,334

Allison Surette	2025	$386,250	—	$67,593	—	$141,409	$33,949	$629,201
Chief Merchandising Officer	2024	$383,221	—	$120,572	—	$210,977	$33,774	$748,544
	2023	$376,577	—	$61,249	—	$376,464	$33,336	$847,626

(1)
The amounts reflect the fair value, as of the grant date, of awards computed in accordance with the Financial Accounting Standards Board ASC Topic 718, and not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year. The fair value of performance stock units, with a market condition, was valued as of the date of grant using a Monte Carlo valuation model. Additional information regarding the assumptions used to estimate the fair value of all awards is included in Note A and Note I to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
(2)
The amounts reflect the grant-date fair value of time-based RSUs issued under the 2025-2027 LTIP, which will vest in four tranches with the first 25% vesting on April 1, 2026, and the remaining tranches vesting on April 1, 2027, April 1, 2028 and April 1, 2029.

The fair value associated with the performance-based component of the equity awards under the 2025-2027 LTIP was determined based on the probable outcome of the performance conditions as of the service-inception date. Because the achievement of the performance targets under the 2025-2027 LTIP was not deemed probable as of the service-inception date, no value was attributed to the performance-based portion of these awards. In addition, performance-based compensation is a liability-based award until earned, at which time it can be settled in a combination of cash and/or equity. The following table reflects the fair value of the performance-based equity portion of the 2025-2027 LTIP assuming that 50% of the award is settled in equity and that the payout achieved is the highest level of performance for each of the Named Executive Officers:

Harvey S. Kanter	$541,875
Peter H. Stratton, Jr.	$141,483
Anthony J. Gaeta	$108,150
Robert S. Molloy	$104,365
Allison Surette	$101,391
(3)
Represents cash awards earned under the 2025 AIP, the fourth tranche of time-vested cash of the 2021-2023 LTIP, the third tranche of time-vested cash under the 2022-2024 LTIP, the second tranche of time-vested cash under the 2023-2025 LTIP and the first tranche of time-vested cash under the 2024-2026 LTIP. See table “2025 Non-Equity (Cash) Incentive Plan Compensation” below for additional detail.
(4)
See table “All Other Compensation” below for a breakdown of 2025 amounts reflected in this column.

2025 Non-Equity (Cash) Incentive Plan Compensation. The following table provides a breakdown of the amounts for fiscal 2025 in the “2025 Non-Equity (Cash) Incentive Plan Compensation” column of the Summary Compensation Table above:

Name	Annual Incentive Plan (1)	2021-2023 LTIP Time-Based(2)	2022-2024 LTIP Time-Based (2)	2023-2025 LTIP Time-Based (2)	2024-2026 LTIP Time-Based (2)	Total Non- Equity (Cash)
Harvey S. Kanter	$425,000	$117,140	$90,313	$90,312	$90,313	$813,078
Peter H. Stratton, Jr.	$141,888	$25,922	$22,893	$22,894	$22,894	$236,491
Anthony J. Gaeta	$82,400	$19,359	$14,218	$14,219	$17,500	$147,696
Robert S. Molloy	$99,395	$24,609	$16,888	$16,887	$16,888	$174,667
Allison Surette	$77,250	$18,703	$13,738	$15,312	$16,406	$141,409
(1)
Each Named Executive Officer earned a cash bonus under the 2025 AIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2025 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information about the payouts under the 2025 AIP.
(2)
Represents the vesting of the fourth tranche of the time-based cash award granted of the time-based cash award granted in March 2021 under the 2021-2023 LTIP, the third tranche of the time-based cash award granted in April 2022 under the 2022-2024 LTIP, the second tranche of the time-based cash award granted in April 2023 under the 2023-2025 LTIP and the first tranche of the time-based award granted in April 2024 under the 2024-2026 LTIP. See “Compensation, Discussion and Analysis-Compensation Components and Fiscal 2025 Compensation Decisions, Performance-based annual incentive plan and Long-term incentive plans” for more information.

All Other Compensation. The following table provides a breakdown of the amounts for fiscal 2025 in the “All Other Compensation” of the Summary Compensation Table above:

Name	Auto Allowance	401(k)	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Travel Allowance	Other	Total Other Compensation
Harvey S. Kanter	$10,000	$12,250	$12,876	$5,009	$120,000	$—	$160,135
Peter H. Stratton, Jr.	$8,400	$12,250	$3,885	$3,063	$—	$—	$27,598
Anthony J. Gaeta	$8,400	$12,250	$—	$3,573	$—	$150	$24,373
Robert S. Molloy	$8,400	$12,250	$4,818	$2,498	$—	$—	$27,966
Allison Surette	$8,400	$12,250	$10,465	$2,834	$—	$—	$33,949

Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is providing the following information about the relationship between the annual total compensation of the Company’s employees and the annual total compensation of the Company’s Chief Executive Officer. Our Chief Executive Officer-to-employee pay ratio has been calculated in accordance with Item 402(u) of Regulation S-K under the Exchange Act.

Under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure. We last identified our median employee on December 31, 2023. There has been no change in our employee population or employee compensation arrangements since that time that we believe would significantly impact the pay ratio disclosure for 2025 and require the identification of a new median employee.

The total annual compensation for our Chief Executive Officer, Mr. Kanter, for fiscal 2025, as shown in the “Summary Compensation Table,” was $2,184,463. The total annual compensation for our median employee, who is a full-time 40-hour employee, was $52,179 calculated using the same methodology as used in the “Summary Compensation Table.” Based on this information, for fiscal 2025, the ratio of the annual total compensation of Mr. Kanter, our Chief Executive Officer, to the median of the annual total compensation of all employees was 42 to 1. The methodology used to identify the median employee in 2023 was to evaluate all employees, other than our Chief Executive Officer, employed by the Company as of December 31, 2023, and performed the following:

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

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(1)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($)(3)	Total Shareholder Return ($)	Peer Group Total Shareholder Return ($)(4)	Net Income (Loss) ($)(000's)	Adjusted EBITDA (non-GAAP) ($)(000's)(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	$2,184,463	$1,300,032	$696,632	$556,741	$85.00	$195.42	$(35,908)	$1,610
2024	$2,894,568	$844,299	$822,773	$712,029	$340.00	$163.05	$3,055	$19,913
2023	$5,959,023	$2,431,858	$929,250	$464,918	$520.00	$132.95	$27,854	$55,893
2022	$4,221,881	$7,093,048	$954,500	$1,482,529	$920.00	$117.29	$89,123	$73,808
2021	$3,616,278	$13,729,433	$909,752	$1,878,242	$541.25	$108.05	$56,713	$76,862

(1)
For each fiscal year, the following table is a reconciliation of the adjustments between the compensation for our PEO per the Summary Compensation Table (column (b)) and Compensation Actually Paid (column (c)):

Fiscal Year:	2021	2022	2023	2024	2025
Summary Compensation Table ("SCT") Total for PEO (column (b))	$3,616,278	$4,221,881	$5,959,023	$2,894,568	$2,184,463
Deduct - SCT "Stock Award" value	(443,260)	(829,813)	(2,765,938)	(722,498)	(361,250)
Deduct - SCT "Option Award" value	(207,035)	—	—	—	—
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that vested in current year	4,203,022	227,798	(1,201,866)	(242,851)	(228,535)
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that are outstanding and unvested as of the current year-end	4,412,134	2,474,982	(1,524,935)	(1,722,956)	(458,413)
Add - year-end fair value of equity awards granted in the current year that are outstanding and unvested as of the current year-end	2,148,295	998,200	1,982,373	638,036	163,766
Add or Deduct - vesting date fair value of equity awards granted and vested in current year	—	—	—	—	—
Deduct - fair value as of prior year end of equity awards granted in prior years that failed to vest in the current year	—	—	(16,800)	—	—
Compensation Actually Paid to PEO (column (c))	$13,729,433	$7,093,048	$2,431,858	$844,299	$1,300,032

(2)
Our Non-PEO NEOs for fiscal 2025 were Peter H. Stratton, Anthony J. Gaeta, Robert S. Molloy and Allison Surette. For fiscal 2024, our Non-PEO NEOs were Messrs. Stratton, Gaeta, Molloy and James Reath, our former Chief Marketing Officer. For fiscal 2023 and fiscal 2022 our Non-PEO NEOs were Messrs. Stratton, Gaeta, Molloy and Ms. Surette. For fiscal 2021, our Non-PEO NEOs were Messrs. Stratton, Molloy, Gaeta and Ujjwal Dhoot, our former Chief Marketing Officer.
(3)
For each fiscal year, the following table is a reconciliation of the adjustments between the average compensation for our Non-PEO NEOs per the Summary Compensation Table (column (d)) and average Compensation Actually Paid to Non-PEO NEOs (column (e)):

Fiscal Year:	2021	2022	2023	2024	2025
Average Summary Compensation Table Total for Non-PEO NEOs (column (d))	$909,752	$954,500	$929,250	$822,773	$696,632
Deduct - SCT "Stock Award" value	(79,352)	(156,331)	(69,310)	(142,471)	(75,897)
Deduct - SCT "Option Award" value	(44,496)	—	—	—	—
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that vested in current year	122,413	31,521	(158,089)	(43,328)	(43,659)
Add or Deduct - year-over-year change in fair value of equity awards granted in prior year that are outstanding and unvested as of the current year-end	524,801	464,934	(302,611)	(49,931)	(54,742)
Add - year-end fair value of equity awards granted in the current year that are outstanding and unvested as of the current year-end	445,124	187,905	65,679	124,986	34,407
Add or Deduct - vesting date fair value of equity awards granted and vested in current year	—	—	—	—	—
Deduct - fair value as of prior year end of equity awards granted in prior years that failed to vest in the current year	—	—	—	—	—
Average Compensation Actually Paid to Non-PEO NEOs (column (e))	$1,878,242	$1,482,529	$464,918	$712,029	$556,741
(4)
The Peer Group TSR used in this table is the Dow Jones U.S. Apparel Retailers Index (assuming reinvestment of all dividends), which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K, included in our Annual Report on Form 10-K for the year ended January 31, 2026. The comparison assumes that $100 was invested for the period starting January 31, 2021 through the end of each fiscal year.
(5)
We have identified Adjusted EBITDA as our Company Selected Measure. Adjusted EBITDA is a non-GAAP financial measure. For our Company, Adjusted EBITDA represents earnings before interest, taxes and depreciation and amortization and before the loss from termination of retirement plans, transaction-related costs associated with the merger, non-recurring accrual for estimated legal settlement costs, and asset impairment (gain), if any.

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
$2,000,000
$-
Cumulative Company TSR
(value of initial $100 investment)
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
$920.00
$541.25
$520.00
$340.00
$85.00
2021
2022
2023
2024
2025
PEO
Average for Non-PEO NEOs
Company TSR

Description of Relationship Between the Company TSR and Peer Group Cumulative TSR

The following chart shows the cumulative TSR of the Company, assuming an initial fixed $100 investment and computed in accordance with the requirements of Item 402(v) of Regulation S-K, versus the Dow Jones U.S. Apparel Retailers, assuming an initial fixed $100 investment on January 29, 2021 (end of fiscal 2020) and computed in accordance with the requirements of Item 402(v) of Regulation S-K.

Company TSR vs. Peer Group TSR

$950
$850
$750
$650
$550
$450
$350
$250
$150
$50
Cumulative TSR
(value of initial $100 investment)

	January 29, 2021	January 28, 2022	January 27, 2023	February 2, 2024	February 1, 2025	January 31, 2026
Company Cumulative TSR	$100.00	$541.25	$920.00	$520.00	$340.00	$85.00
Peer Group Cumulative TSR	$100.00	$108.05	$117.29	$132.95	$163.05	$195.42

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Net Income (Loss)

The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our Non-PEO NEOs and net income (loss) during the five most recently completed fiscal years. Net loss for fiscal 2025 included a non-cash charge to establish a full valuation allowance against net deferred tax assets of $20.4 million and included transaction-related costs of $4.2 million associated with the merger. Net income for fiscal 2022 included a non-recurring tax benefit related to the release of our tax valuation allowance of $31.6 million.

CAP vs. Net Income (Loss)
Compensation Actually Paid
$13,000,000
$10,000,000
$7,000,000
$4,000,000
$1,000,000
$(2,000,000)
$95,000
$75,000
$55,000
$35,000
$15,000
$(5,000)
$(25,000)
$(45,000)
$(65,000)
Net Income (in thousands)
$56,713
$89,123
$27,854
$3,055
$(35,908)
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
Adjusted EBITDA (in thousands)
$76,862
$73,808
$55,893
$19,913
$1,610
2021
2022
2023
2024
2025
PEO
Average for Non-PEO NEOs
Adjusted EBITDA

Tabular List of Most Important Performance Measures

As discussed above in more detail under "Compensation Discussion and Analysis - Compensation Components and Fiscal 2025 Compensation Decisions," the Compensation Committee uses several financial and operational performance measures in making its compensation decisions. The following list represents the most important financial performance measures used by the Company to link CAP to our PEO and other NEOs to Company performance for fiscal 2025.

• Adjusted EBITDA (a non-GAAP measure)
• TSR
• Sales Growth

Employment Agreements

Harvey S. Kanter, President, Chief Executive Officer and Director

On February 19, 2019, we entered into an employment agreement with Mr. Kanter, pursuant to which Mr. Kanter was appointed as President, Chief Executive Officer and a director of the Company effective April 1, 2019. From February 19, 2019 to March 31, 2019, Mr. Kanter served as an Advisor to the Acting Chief Executive Officer. The initial term of the agreement was three years and could be automatically renewed upon the same terms and conditions for successive periods of one year, unless either party terminated the agreement in accordance with its terms.

In February 2022, the Compensation Committee engaged Segal to review Mr. Kanter’s direct compensation. Effective April 1, 2022, the Company and Mr. Kanter entered into an updated employment agreement (the “Employment Agreement”). The initial term of the Employment Agreement was for three years, unless terminated earlier in accordance with its terms (the “Initial Term”).

On August 11, 2023, the Company and Mr. Kanter entered into the First Amendment (the “Amendment”) to the Employment Agreement (as amended, the “Amended Employment Agreement”). The Amendment extended the initial term of Mr. Kanter’s employment from April 1, 2025 to August 11, 2026, unless terminated earlier in accordance with the terms of the Amended Employment Agreement (the “Initial Term”). On May 11, 2026, the Company notified Mr. Kanter that it did not intend to renew his Amended Employment Agreement. This notification was provided in accordance with Mr. Kanter’s expressed desire to retire, and as required by his Amended Employment Agreement. Accordingly, Mr. Kanter’s Amended Employment Agreement will expire and his employment with the Company will terminate on August 11, 2026.

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

Employment Agreements with Other Named Executive Officers

We have employment agreements with each of our Named Executive Officers other than our Chief Executive Officer (collectively, the “NEO Employment Agreements”). The term of each NEO Employment Agreement begins on the respective effective date and continues until terminated by either party. Our Named Executive Officers are eligible to participate in our AIP. Each Named Executive Officer is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

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

Estimated Potential Payments to Named Executive Officers

The following table shows the payments that would be made to our Named Executive Officers assuming a “termination without cause” or a “resignation for good reason” (each a “Qualifying Termination”) or a Qualifying Termination following a Change in Control, as described in the employment agreements, as of January 31, 2026.

			Long-Term Incentive Plan
Name	Continued Base Salary(1)	Annual Incentive Plan (2)	Time- Based Awards (3) (4)	Performance- Based Compensation (5)	Total Potential Payments
Harvey S. Kanter
Qualifying Termination	$920,833	$425,000	$665,818	$722,059	$2,733,711
Qualifying Termination due to change in control	$3,400,000	$425,000	$665,818	$722,059	$5,212,877
Peter H. Stratton, Jr.
Qualifying Termination	$242,105	$141,888	$170,115	$184,871	$738,980
Qualifying Termination due to change in control	$484,210	$141,888	$170,115	$184,871	$981,085
Anthony J. Gaeta
Qualifying Termination	$206,000	$82,400	$119,088	$141,316	$548,804
Qualifying Termination due to change in control	$412,000	$82,400	$119,088	$141,316	$754,804
Robert S. Molloy
Qualifying Termination	$198,790	$99,395	$125,485	$136,370	$560,040
Qualifying Termination due to change in control	$397,580	$99,395	$125,485	$136,370	$758,830
Allison Surette
Qualifying Termination	$193,125	$77,250	$116,198	$132,484	$519,056
Qualifying Termination due to change in control	$386,250	$77,250	$116,198	$132,484	$712,181
(1)
Because Mr. Kanter was in the Initial Term of his Amended Employment Agreement as of January 31, 2026, for a Qualifying Termination, Mr. Kanter would have been entitled to receive, as continued base salary, the sum of the remaining base salary and annual incentive payout, assuming target, that he would have received during the Initial Term of his employment. For the other Named Executive Officers, continued base salary for Qualifying Termination assumes six months of salary, which includes one month for notice. Continued base salary for Qualifying Termination due to change in control is the sum of two times base salary plus the then-amount of the annual incentive payout at target for Mr. Kanter and one-year base salary for the other Named Executive Officers.
(2)
These amounts represent the actual incentive earned for 2025 AIP. See “Compensation Discussion and Analysis - Compensation Components and Fiscal 2025 Compensation Decisions - Discretionary Cash and Equity Awards” for more information regarding this award.
(3)
Time-based awards under our LTIPs represent time-based cash and RSUs under our 2022-2024 LTIP, 2023-2025 LTIP, 2024-2026 LTIP and the 2025-2027 LTIP. Because the respective performance periods for the 2022-2024 LTIP and 2023-2025 LTIP would have been complete as of January 31, 2026, all outstanding awards would have become fully vested under both a Qualifying Termination and Qualifying Termination due to a change in control. Because the 2024-2026 LTIP would have completed the second year of its performance period and the 2025-2027 LTIP would have completed the first year of its performance period, as of January 31, 2026, each participant would have vested in RSUs and cash based on a pro-rata vesting percentage, which is calculated based on the number of effective days of participation over the total number of days in the performance period.
(4)
All time-based RSUs awards that would vest upon an assumed termination on January 31, 2026 were valued using the closing stock price of our stock on January 30, 2025 of $0.68 per share.
(5)
The performance target under the 2023-2025 LTIP was not achieved and therefore there was no award granted. The amounts in the table represent the performance periods for the 2024-2026 LTIP and the 2025-2027 LTIP, which were not complete as of January 31, 2026. For a Qualifying Termination, each participant would be entitled to receive a pro-rated vesting percentage at the end of the performance period for each of the respective LTIPs based on the actual performance level achieved. The above table assumes the performance level achieved is at target. Per the LTIP, for a Qualifying Termination due to a change in control, each participant would have been entitled to receive a pro-rated vesting percentage at the date of the change in control at target. However, in November 2025, in connection with the pending merger, the Compensation Committee determined that if the merger closes prior to the completion of the respective performance period, on the closing date of the merger, the performance-based awards would be cancelled and paid out in cash, based on actual results through the closing date, on a pro-rated basis. With respect to Mr. Kanter’s 573,000 PSUs, the PSUs would forfeit unexercised unless, during the 30 days following his termination, a performance target is achieved. In such case, he would be entitled to any unvested PSUs that would have vested as though he had not been terminated.

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

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

The Company does not have any formal policies and practices regarding the timing of awards of options in relation to the disclosure of material non-public information (“MNPI”). The Compensation Committee is solely responsible for the approval of equity stock option awards made to our Chief Executive Officer and other NEOs. The Compensation Committee and the Company’s General Counsel monitor the Company’s equity grant practices to ensure that such practices comply with governing regulations and are consistent with good corporate practice. The Board and the Compensation Committee do not take MNPI into account when determining the timing and terms of such awards, and the Company does not time the disclosure of MNPI for the purpose of affecting the value of executive compensation.

The majority of equity awards granted on an annual basis are pursuant to the Company’s LTIP. Under the LTIP, the Compensation Committee must annually approve the three-year performance target(s) within the first 25% of the applicable three-year performance period to be effective. Historically, the Compensation Committee has discussed and approved such targets during one of its meetings in the spring, at which time it will also approve the grant of time-based awards under the applicable LTIP and the grant of any performance-based awards earned under a prior year’s completed LTIP. Such awards may be granted, at the sole discretion of the Compensation Committee, as a combination of cash, stock options or RSUs. Because the Compensation Committee’s approval of such awards is likely to occur prior to the Company’s release of fiscal year earnings and the Company therefore possesses MNPI, the Compensation Committee sets a future grant date that is first subject to the Audit Committee’s approval of the recently concluded fiscal year’s financial results and the filing of our Annual Report on Form 10-K and/or the furnishing of our earnings release, which has historically been greater than four days. The Compensation Committee may also make off-cycle grants throughout the year in connection with new hires, promotions or role transitions. The timing of the grant is generally tied to the event giving rise to the award, such as an executive officer’s commencement of employment or a promotion effective date. As a result, the timing of the grant occurs independent of the release of any MNPI. During fiscal 2025, there were no grants of stock options or similar equity instruments by the Company.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2025.

2025 GRANTS OF PLAN-BASED AWARDS

		Service	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Inception	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	($) (1)	($) (1)	($) (1)	(#)	(#)	($ / Sh)	($)
Harvey S. Kanter
2025 AIP (2)	3/28/2025		$170,000	$850,000	$1,700,000	—	—	—	—	—	—	—
2025-2027 LTIP, Time-Based (3)	4/1/2025	2/1/2025	—	$361,250	—	—	—	—	240,833	—	—	$361,250
2025-2027 LTIP, Performance-Based (3)		2/1/2025	$180,625	$361,250	$541,875	$180,625	$361,250	$541,875	—	—	—	—
Peter H. Stratton, Jr.
2025 AIP (2)	3/28/2025		$56,755	$283,776	$425,664	—	—	—	—	—	—	—
2025-2027 LTIP, Time-Based (3)	4/1/2025	2/1/2025	—	$94,322	—	—	—	—	62,881	—	—	$94,322
2025-2027 LTIP, Performance-Based (3)		2/1/2025	$47,161	$94,322	$141,483	$47,161	$94,322	$141,483	—	—	—	—
Anthony J. Gaeta
2025 AIP (2)	3/28/2025		$41,200	$206,000	$309,000	—	—	—	—	—	—	—
2025-2027 LTIP, Time-Based (3)	4/1/2025	2/1/2025	—	$72,100	—	—	—	—	48,066	—	—	$72,099
2025-2027 LTIP, Performance-Based (3)		2/1/2025	$36,050	$72,100	$108,150	$36,050	$72,100	$108,150	—	—	—	—
Robert S. Molloy
2025 AIP (2)	3/28/2025		$39,758	$198,790	$298,185	—	—	—	—	—	—	—
2025-2027 LTIP, Time-Based (3)	4/1/2025	2/1/2025	—	$69,577	—	—	—	—	46,384	—	—	$69,576
2025-2027 LTIP, Performance-Based (3)		2/1/2025	$34,788	$69,577	$104,365	$34,788	$69,577	$104,365	—	—	—	—
Allison Surette
2025 AIP (2)	3/28/2025		$38,625	$193,125	$289,688	—	—	—	—	—	—	—
2025-2027 LTIP, Time-Based (3)	4/1/2025	2/1/2025	—	$67,594	—	—	—	—	45,062	—	—	$67,593
2025-2027 LTIP, Performance-Based (3)		2/1/2025	$33,797	$67,594	$101,391	$33,797	$67,594	$101,391	—	—	—	—

(1)
Performance-based awards under the LTIP plans are denominated in dollars at the service inception date and are accounted for as a liability during the performance period. The actual grant date of equity awards, if any, will occur only if the performance targets are achieved and only if the Compensation Committee were to decide to grant a portion or all of the award in the form of equity. For purposes of this table, it is assumed that any performance-based award earned under the 2025-2027 LTIP would be granted in a combination of 50% cash and 50% equity. See footnote 3 below for additional information on the 2025-2027 LTIP.
(2)
The threshold payout for each executive assumes the achievement of only the individual personal goals, the target payout assumes 100%, and the maximum payout assumes 150% of the payout targets under the 2025 AIP, with the exception of the maximum payout for Mr. Kanter, which is 200%. See “Compensation Components and Fiscal 2025 Compensation Decisions - Performance-based annual incentive plan – 2025 AIP” for more information on the targets set under the 2025 AIP. The respective actual cash payment made to each of the Named Executive Officers under the 2025 AIP is included in the “Summary Compensation Table” for fiscal 2025.
(3)
Effective April 1, 2025, the Compensation Committee approved the performance target for the 2025-2027 LTIP. The performance-based awards represent 50% of the total potential payout under the 2025-2027 LTIP and assume that 50% is payable in cash and 50% payable in equity. The amounts in the above table represent the dollar value of any future grant of cash and equity assuming a potential payout at threshold, target and maximum for each executive estimated based on achieving 50%, 100% and 150%, respectively, of the payout targets set by the Compensation Committee. The actual grant of equity will occur only if the performance targets are achieved and only if the Compensation Committee decides to grant a portion or all of the award in equity. The remaining 50% of the total potential payout under the 2025-2027 LTIP represents time-based awards, which were granted 50% cash and 50% in RSUs. The above table reflects the cash award and the RSUs that were granted on April 1, 2025. The cash award and the RSUs vest in four equal tranches, with the first tranche vesting on April 1, 2026, and the remaining tranches vesting on April 1, 2027, April 1, 2028, and April 1, 2029. See “Compensation Components and Fiscal 2025 Compensation Decisions - Long-term incentive plans - 2025-2027 Performance Period” above for more information on the targets.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2025.

2025 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)		($)	Date	(#)		($)(1)	(#)		($)(1)
Harvey S. Kanter	—	—	—				—		—	573,000	(2)	391,359
	—	—	—				17,990	(3)	$12,287	—		—
	—	—	—				41,144	(4)	$28,101	—		—
	—	—	—				76,320	(5)	$52,127	—		—
	—	—	—				240,833	(6)	$164,489	—		—
	150,000	—	—	(7)	$0.64	6/10/2030	—		—	—		—
	442,040	—	—	(8)	$0.53	6/11/2030	—		—	—		—
	251,970	—	—	(9)	$0.69	3/8/2031	—		—	—		—
	70,843	—	—	(10)	$0.75	3/9/2031	—		—	—		—

Peter H. Stratton, Jr.	175,636	—	—	(8)	$0.53	6/11/2030	—		—	—		—
	74,344	—	—	(9)	$0.69	3/8/2031	—		—	—		—
	36,116	—	—	(10)	$0.75	3/9/2031	—		—	—		—
	—	—	—				4,560	(3)	$3,114	—		—
	—	—	—				10,429	(4)	$7,123	—		—
	—	—	—				19,346	(5)	$13,213	—		—
	—	—	—				62,881	(6)	$42,948	—		—

Anthony J. Gaeta	146,108	—	—	(8)	$0.53	6/11/2030	—		—	—		—
	55,522	—	—	(9)	$0.69	3/8/2031	—		—	—		—
	16,058	—	—	(10)	$0.75	3/9/2031	—		—	—		—
	—	—	—				2,832	(3)	$1,934	—		—
	—	—	—				6,477	(4)	$4,424	—		—
	—	—	—				14,788	(5)	$10,100	—		—
	—	—	—				48,066	(6)	$32,829	—		—

Robert S. Molloy	125,731	—	—	(8)	$0.53	6/11/2030	—		—	—		—
	50,579	—	—	(9)	$0.69	3/8/2031	—		—	—		—
	14,287	—	—	(10)	$0.75	3/9/2031	—		—	—		—
	—	—	—				3,364	(3)	$2,298	—		—
	—	—	—				7,693	(4)	$5,254	—		—
	—	—	—				14,271	(5)	$9,747	—		—
	—	—	—				46,384	(6)	$31,680	—		—

Allison Surette	4,261	—	—	(11)	$5.30	9/26/2032	—		—	—		—
	141,155	—	—	(8)	$0.53	6/11/2030	—		—	—		—
	53,640	—	—	(9)	$0.69	3/8/2031	—		—	—		—
	26,058	—	—	(10)	$0.75	3/9/2031	—		—	—		—
	—	—	—				2,736	(3)	$1,869	—		—
	—	—	—				6,976	(4)	$4,765	—		—
	—	—	—				13,864	(5)	$9,469	—		—
	—	—	—				45,062	(6)	$30,777	—		—

(1)
The value of shares was calculated using the closing price of our common stock of $0.68 on January 31, 2026.
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
(3)
These awards represent the unvested portion of RSUs granted on April 9, 2022 in connection with our 2022-2024 LTIP. These awards on April 1, 2026.
(4)
These awards represent the unvested portion of RSUs granted on May 1, 2023 in connection with our 2023-2025 LTIP. These awards vest in two remaining equal tranches on April 1, 2026 and April 1, 2027.
(5)
These awards represent RSUs granted on April 1, 2024 in connection with our 2024-2026 LTIP. These awards vest in three equal tranches on April 1, 2026, April 1, 2027 and April 1, 2028.
(6)
These awards represent RSUs granted on April 1, 2025 in connection with our 2025-2027 LTIP. These awards vest in four equal tranches on April 1, 2026, April 1, 2027, April 1, 2028 and April 1, 2029.
(7)
This award represents a discretionary grant of stock options to Mr. Kanter in fiscal 2020 that vested in three equal tranches.
(8)
These awards represent stock options granted on June 11, 2020 in connection with the time-based portion of our 2020-2022 LTIP. All remaining outstanding stock options are fully vested.
(9)
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
(11)
This award represents a pro-rata grant of stock options issued to Ms. Surette in connection with her promotion in fiscal 2016 in accordance with the terms of the LTIP.

Option Exercises and Stock Vested Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2025.

2025 OPTION EXERCISES AND STOCK VESTED

	Option Awards (1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)(2)	Value Realized on Vesting ($) (3)
Harvey S. Kanter	—	$—	311,435	$412,632
Peter H. Stratton, Jr.	—	$—	78,947	$104,600
Anthony J. Gaeta	—	$—	49,956	$66,313
Robert S. Molloy	—	$—	58,235	$77,158
Allison Surette	—	$—	48,482	$64,386

(1)
There were no exercises of stock options in fiscal 2025.
(2)
The stock awards that vested during fiscal 2025 include the time-based awards granted under the 2022-2024 LTIP, 2023-2025 LTIP and the 2024-2026 LTIP, as well as the RSUs granted for the performance-based compensation under the 2022-2024 LTIP which vested on August 31, 2025.
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

Non-Qualified Deferred Compensation

We do not offer our executive officers or employees any defined contribution or similar plan that provides for the deferral of compensation on a basis that is not tax-qualified. We offer a 401(k) savings plan to all of our employees eligible to participate, as further described below.

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

We believe that our Director Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company. We believe that the total compensation that our non-employee directors receive is in line with our current peer group. Our non-employee directors were compensated under the Director Plan in fiscal 2025 as follows:

•
each independent director received a quarterly retainer of $33,750;
•
the Chairman of the Board or Lead Director, as applicable, received a quarterly retainer of $10,000;
•
the Chairperson of the Audit Committee received a quarterly retainer of $5,000; and
•
the Chairperson of each other Board committee received a quarterly retainer of $2,500.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2025. Mr. Kanter is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director. Compensation earned by Mr. Kanter is included above in the “Summary Compensation Table.”

2025 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Lionel F. Conacher, Chairman	$154,500	$40,499	—	—	$194,999
Carmen R. Bauza	54,000	80,996	—	—	134,996
Jack Boyle	108,752	36,245	—	—	144,997
Willem Mesdag	—	144,996	—	—	144,996
Ivy Ross	67,375	77,621	—	—	144,996
Elaine K. Rubin	—	134,994	—	—	134,994

(1)
For fiscal 2025, Mr. Mesdag elected to receive all compensation in shares of deferred common stock. Mr. Conacher elected to receive 100% of his compensation in cash. Mr. Boyle elected to receive 25% of his compensation in unrestricted shares of common stock and 75% in cash. Ms. Ross elected to receive 50% of her retainer in cash and 50% in unrestricted shares of common stock, with any chairperson fees in cash. Ms. Bauza elected to receive 80% of her retainer in cash and 20% in unrestricted shares of common stock, and Ms. Rubin elected to receive 100% of her retainer in unrestricted shares of common stock. However, due to the Company's low stock price during fiscal 2025, Messrs. Boyle and Conacher and Mses. Bauza, Ross and Rubin's ownership fell below the required minimum ownership and, as a result, each was required to take 60% of their respective retainer in unrestricted shares of common stock with the remainder elected in cash for one or more quarters during fiscal 2025. The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing it by the consolidated closing price of our common stock on the grant date, based on the closing price on the last trading day of the immediately prior fiscal quarter. Payments are made at the beginning of each quarter, with the grant date being the first business day of each respective quarter.
(2)
Represents the portion of each director’s compensation that was paid in the form of equity through the issuance of unrestricted shares of common stock or, as it pertains to Mr. Mesdag, shares of deferred stock. The fractional share value is forfeited.
(3)
There were no stock option grants to any of the directors in fiscal 2025.

Compensation Committee Interlocks and Insider Participation

Each of Willem Mesdag, Jack Boyle and Lionel F. Conacher served as a member of the Compensation Committee during fiscal 2025, none of whom was, at any time during fiscal 2025 or at any other time, an officer or employee of our Company. During fiscal 2025, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than 5% of the issued and outstanding shares of our common stock as of May 15, 2026. We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
AWM Investment Company, Inc. c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, New York 10022	9,399,297	(2)	17.0%
Fund 1 Investments, LLC 100 Carr 115 Unit 1900 Rincon, Puerto Rico 00677	5,758,261	(3)	10.4%
Nantahala Capital Management, LLC 130 Main St., 2nd Floor New Canaan, Connecticut 06840	4,505,000	(4)	8.2%
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 55,273,092 shares of our common stock outstanding as of May 15, 2026.
(2)
Based on Amendment No. 4 to Schedule 13G filed February 14, 2025. AWM Investment Company, Inc. is the investment adviser to Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Cayman Fund, L.P. (“SSCF”) and Special Situations Private Equity Fund, L.P. (“SSPE,” and together with SSFQP and SSCF, “the Funds”). Of these shares (i) 5,729,930 shares are held directly by SSFQP, (ii) 1,799,797 shares are held directly by SSCF and (iii) 1,869,570 shares are held directly by SSPE. As the investment adviser to the Funds, AWM holds sole voting and investment power over these shares.
(3)
Based on Amendment No. 5 to Schedule 13D filed January 22, 2025, Fund 1 Investments, LLC holds sole voting power for 5,758,261 shares and sole dispositive power for 5,758,261 shares.
(4)
Based on Schedule 13G filed November 11, 2025. Nantahala Capital Management, LLC, Wilmot B. Harkey, and Daniel Mack hold shared voting power for 4,505,000 shares and shared dispositive power for 4,505,000 shares.

Security Ownership of Management

The following table sets forth certain information as of May 15, 2026, with respect to our directors, our Named Executive Officers (as defined above under “Executive Compensation”) and our directors and executive officers as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Lionel F. Conacher	423,568	(2)	*
Chairman of the Board
Harvey S. Kanter	1,716,317	(3)	3.1%
President and Chief Executive Officer and Director
Peter H. Stratton, Jr.	634,149	(4)	1.1%
Executive Vice President, Chief Financial Officer and Treasurer
Anthony J. Gaeta	421,842	(5)	*
Chief Stores and Real Estate Officer
Robert S. Molloy	511,214	(6)	*
General Counsel and Secretary
Allison Surette	359,190	(7)	*
Chief Merchandising Officer
Jack Boyle, Director	636,707	(2)	1.2%
Carmen R. Bauza, Director	181,135		*
Willem Mesdag, Director	3,294,562	(8)	5.9%
Ivy Ross, Director	337,351		*
Elaine K. Rubin, Director	272,647		*
Directors and executive officers as a group (13 persons)	9,326,645	(9)	16.1%

* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, and shares of deferred stock are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 55,273,092 shares of our common stock outstanding as of May 15, 2026.
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
(7)
Includes 225,114 shares subject to stock options exercisable within 60 days.
(8)
Includes 700,804 shares of deferred stock receivable upon the earlier of Mr. Mesdag’s separation from the Board or the closing of the pending Merger. Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc. Of the 2,593,758 shares owned (i) 420,286 shares are held by the Mesdag Family Limited Partnership, (ii) 97,529 shares are held by the Mesdag Family Foundation, (iii) 44,746 shares are held by the 2012 Mesdag Trust, (iv) 1,763,373 shares are held by Red Mountain Capital Partners LLC, and (v) 267,824 shares are held by Red Mountain Capital Management Inc. Mr. Mesdag disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.
(9)
Includes 2,115,120 shares subject to stock options exercisable within 60 days and 700,804 shares of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 31, 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,368,651	$0.64	(2)	4,068,502
Equity compensation plans not approved by security holders (3)	—	—		517,333
Total	5,368,651	$0.64		4,585,835
(1)
Includes 2,961,292 outstanding stock options, 1,245,002 outstanding RSUs, 573,000 outstanding PSUs and 589,357 outstanding deferred stock awards.
(2)
The weighted-average exercise price is calculated solely based upon outstanding stock options and excludes RSUs, PSUs and deferred stock awards.
(3)
Pursuant to the Non-Employee Director Compensation Plan, we have 1,500,000 shares authorized for stock issuances in lieu of cash director fees, of which 517,333 shares were available at January 31, 2026.

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

There have been no related party transactions since February 2, 2025 in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Form 10-K/A, as applicable.

Director Independence

Our Board is currently comprised of seven members, all of whom are independent, under the rules for Nasdaq, other than Mr. Kanter, the Company’s Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended January 31, 2026. KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firm for the fiscal years ended January 31, 2026 ("fiscal 2025") and February 1, 2025 ("fiscal 2024):

	Fiscal 2025	Fiscal 2024
Audit Fees (1)	$860,860	$1,084,576
Audit-Related Fees (2)	94,769	—
Tax Fees (3)	208,290	212,407
All Other Fees (4)	1,780	1,780
Total Fees	$1,165,699	$1,298,763

(1)
Audit Fees related to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K, reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings in both fiscal years. Fiscal 2024 included services performed related to compliance with Section 404 of the Sarbanes-Oxley Act.
(2)
Audit-Related Fees include services performed in connection with the pending merger.
(3)
Tax fees related to professional services rendered in connection with income tax return preparation and compliance services.
(4)
All Other Fees included an annual fee for access to an online accounting research tool for both years.

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

All of the services provided in fiscal 2025 and fiscal 2024 under Audit Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

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

DESTINATION XL GROUP, INC.
May 26, 2026	By:	/s/ HARVEY S. KANTER
Harvey S. Kanter
President and Chief Executive Officer

/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Executive Vice President, Chief Financial Officer and Treasurer