Form 10-Q
period 2026-05-02
DESTINATION XL GROUP, INC.
filed 2026-06-03
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34219

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

As of May 15, 2026, the registrant had 55,273,092 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 2, 2026	January 31, 2026
	(Fiscal 2026)	(Fiscal 2025)

ASSETS
Current assets:
Cash and cash equivalents	$11,098	$23,807
Short-term investments	5,078	5,029
Accounts receivable	1,774	1,861
Inventories	81,394	73,522
Prepaid expenses and other current assets	9,503	6,747
Total current assets	108,847	110,966

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	58,301	60,010
Operating lease right-of-use assets	197,078	194,068
Deferred income taxes, net of valuation allowance	—	—
Intangible assets	1,150	1,150
Other assets	744	753
Total assets	$366,120	$366,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,064	$22,941
Accrued expenses and other current liabilities	20,237	26,628
Operating leases, current	36,273	35,881
Total current liabilities	86,574	85,450

Long-term liabilities:
Operating leases, non-current	176,810	173,346
Other long-term liabilities	166	57
Total long-term liabilities	176,976	173,403

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 81,012,145 and 80,564,948 shares issued at May 2, 2026 and January 31, 2026, respectively	810	806
Additional paid-in capital	331,439	331,028
Treasury stock at cost, 25,908,533 shares at May 2, 2026 and January 31, 2026	(143,985)	(143,985)
Accumulated deficit	(85,694)	(79,755)
Total stockholders' equity	102,570	108,094
Total liabilities and stockholders' equity	$366,120	$366,947

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 2, 2026	May 3, 2025
	(Fiscal 2026)	(Fiscal 2025)

Sales	$103,335	$105,533
Cost of goods sold including occupancy costs	57,583	57,951
Gross profit	45,752	47,582

Expenses:
Selling, general and administrative	46,482	47,380
Transaction-related costs	1,241	63
Depreciation and amortization	3,968	3,636
Total expenses	51,691	51,079

Operating loss	(5,939)	(3,497)

Interest income, net	62	284

Loss before provision (benefit) for income taxes	(5,877)	(3,213)
Provision (benefit) for income taxes	62	(1,274)

Net loss	$(5,939)	$(1,939)

Net loss per share - basic and diluted	$(0.11)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	54,916	53,601

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Total
Balance at January 31, 2026	80,564	$806	$331,028	(25,909)	$(143,985)	$(79,755)	$108,094
Board of directors' compensation	154	1	140	—	—	—	141
Stock compensation expense		—	332	—	—	—	332
Issuance of common stock, upon RSUs release	407	4	(4)	—	—	—	-
Shares withheld for taxes related to net share settlement	(113)	(1)	(57)	—	—	—	(58)
Net loss		—		—	—	(5,939)	(5,939)
Balance at May 2, 2026	81,012	$810	$331,439	(25,909)	$(143,985)	$(85,694)	$102,570

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	May 2, 2026	May 3, 2025
	(Fiscal 2026)	(Fiscal 2025)
Cash flows from operating activities:
Net loss	$(5,939)	$(1,939)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization and writeoff of deferred debt issuance costs	19	19
Depreciation and amortization	3,968	3,636
Deferred taxes, net of valuation allowance	—	(1,162)
Stock compensation expense	332	340
Board of directors' stock compensation	141	116

Changes in operating assets and liabilities:
Accounts receivable	38	805
Inventories	(7,872)	(9,976)
Prepaid expenses and other current assets	(2,756)	(2,644)
Other assets	(10)	2
Accounts payable	7,123	6,473
Operating leases, net	846	(297)
Accrued expenses and other liabilities	(4,711)	(7,403)
Net cash used for operating activities	(8,821)	(12,030)

Cash flows from investing activities:
Additions to property and equipment, net	(3,830)	(6,740)
Purchase of short-term investments	—	(3,003)
Maturity of short-term investments	—	18,001
Net cash provided by (used for) investing activities	(3,830)	8,258

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	2
Tax withholdings paid related to net share settlements	(58)	(49)
Net cash used for financing activities	(58)	(47)
Net decrease in cash and cash equivalents	(12,709)	(3,819)
Cash and cash equivalents:
Beginning of period	23,807	11,901
End of period	$11,098	$8,082

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for income taxes, net	$(272)	$30
Cash paid during the period for interest	$73	$90
Non-cash activity during the period:
Capital expenditures incurred but not yet paid	$472	$2,401

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited Consolidated Financial Statements for the fiscal year ended January 31, 2026 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on March 19, 2026.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2026 and fiscal 2025 are both 52-week periods ending on January 30, 2027 and January 31, 2026, respectively.

Reclassifications

For comparability with the current period presentation, certain costs in the Consolidated Statement of Operations for the three months ended May 3, 2025 were reclassified from selling, general and administrative expenses to transaction-related costs.

Segment Information

The Company has two operating segments: its stores and its direct business. The Company considers its stores and direct business operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into one reportable segment consistent with its integrated commerce business approach. See Note 11, Segment Disclosures.

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

There were no grants of stock options in the first three months of fiscal 2026 and fiscal 2025.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, the underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The model for undiscounted future cash flows includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs, excluding rental payments related to the respective store’s operating lease right-of-use ("ROU") asset. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group, which includes any ROU asset, is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds and is limited to the amount by which the asset group’s carrying value exceeds the fair value of its individual assets. The fair value of ROU assets is estimated using an income approach based on management’s forecast of future cash flows that could be derived based on the sublease market rent. With respect to the impairment charges taken on operating lease ROU assets, if the Company subsequently makes a decision to close previously impaired stores and a gain is realized as a result of the reevaluation of the existing lease liabilities, to the extent the gain related to previously recorded impairment charges against the ROU assets, the gain will be included as an offset to asset impairment charges originally recorded on that ROU asset, with the remainder included as a reduction in store occupancy costs.

There were no impairments or non-cash gains recognized in the first three months of fiscal 2026 and fiscal 2025.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired, and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. Advertising expense, which is included in selling, general and administrative expenses, was $6.7 million and $6.4 million for the first quarter of fiscal 2026 and fiscal 2025, respectively.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments; initial direct costs and any lease incentives are included in the value of those ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC Topic 842, Lessors – Certain Leases with Variable Lease Payments will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At May 2, 2026, the Company had no short-term leases.

The Company’s store leases typically contain options that permit renewals for additional periods of up to five years each. In general, for store leases with an initial term of 10 years or more, the options to extend are not considered reasonably certain at lease commencement. For store leases with an initial term of 5 years, the Company evaluates each lease independently and, when the Company considers it reasonably certain that it will exercise an option to extend, the associated payment of that option will be included in the measurement of the ROU asset and lease liability. Renewal options are not included in the lease term for automobile and equipment leases because they are not considered reasonably certain of being exercised at lease commencement. In the second quarter of fiscal 2025, the Company amended the lease agreement for its corporate headquarters and distribution center to extend the initial term for an additional period of seven years commencing on February 1, 2026 and ending on January 31, 2033. At the end of the extension term, the Company will have the option to further extend the term for three additional successive periods of five years each. The extension options were not considered reasonably certain at the time of the lease remeasurement.

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

See Note 4, Leases for additional information.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU-2023-06”). ASU-2023-06 incorporates several disclosure and presentation requirements currently residing in SEC Regulations S-X and S-K. The amendments will be applied prospectively and will be effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures because the Company is currently subject to the reporting requirements of Regulations S-X and S-K.

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

There were no other new accounting pronouncements, issued or effective during the first three months of fiscal 2026, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

2. Revenue Recognition

The Company operates as a retailer of big + tall men’s clothing, which includes stores and direct. Revenue is recognized by the operating segment that initiates a customer’s order. Store sales are defined as sales that originate and are fulfilled directly at the store level. Direct sales are defined as sales that originate online, including those initiated online at the store level, on its website or on third-party marketplaces. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.3 million and $3.1 million at May 2, 2026 and January 31, 2026, respectively.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise. Under ASC Topic 606, Revenue from Contracts with Customers, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to be redeemed or expire. The cycle of earning and redeeming loyalty points is generally under one year in duration.

The loyalty accrual, net of breakage, was $0.4 million at May 2, 2026 and $0.4 million at January 31, 2026.

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

	For the Three Months Ended
(in thousands)	May 2, 2026		May 3, 2025
Store sales	$74,669	72.3%	$76,471	72.5%
Direct sales	28,666	27.7%	29,062	27.5%
Total sales	$103,335		$105,533

3. Debt

Credit Agreement with Citizens Bank, N.A.

The Company has a revolving credit agreement with Citizens Bank, N.A., which was most recently amended in the third quarter of fiscal 2025 (as amended, the "Credit Facility"). The Credit Facility, which expires August 13, 2030, provides a revolving commitment of $100.0 million.

The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $10.0 million for swing line loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets.

Borrowings under the Credit Facility bear interest at either a Base Rate (as defined in the Credit Facility) or Daily Simple Secured Overnight Financing Rate (“SOFR”) rate, at the Company's option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate (as defined in the Credit Facility), (b) the Federal Funds (as defined in the Credit Facility) effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on the Company’s average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. The Company is subject to an unused line fee of 0.25%.

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

At May 2, 2026, the Company had no borrowings outstanding under the Credit Facility and unused availability was $70.0 million. The Company had no borrowings during the first three months of fiscal 2026, resulting in an average unused excess availability of approximately $73.6 million. Outstanding standby letters of credit were $3.6 million at May 2, 2026. At May 2, 2026, the Company’s prime-based interest rate was 7.00%.

4. Leases

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 5 years to 10 years, with options that usually permit renewal for additional five-year periods.

In the second quarter of fiscal 2025, the Company extended the term of its corporate lease from February 1, 2026 to January 31, 2033, with the opportunity to extend for three additional consecutive periods of five years. In connection with the lease amendment to extend the term of the lease, the landlord provided the Company with an improvement allowance in an amount up to $4.7 million, which has been included as an offset to the ROU assets and will be amortized as a reduction to rent expense over the lease term.

The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The Company is generally obligated for the cost of property taxes, insurance and common area maintenance fees relating to its leases, which are considered variable lease costs and are expensed as incurred.

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of May 2, 2026, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold, including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three months ended May 2, 2026 and May 3, 2025, respectively:

	For the Three Months Ended
	May 2, 2026	May 3, 2025
(in thousands)
Operating lease cost (1)	$13,363	$12,981
Variable lease costs (2)	3,849	3,625
Total lease costs	$17,212	$16,606

(1)
During the first quarter of fiscal 2026, the landlord for one of the Company's store locations exercised their right to terminate the lease agreement. As consideration for the landlord's right to terminate prior to the end of the lease term, the landlord paid the Company a termination fee of $1.4 million, which was recognized as a gain in accordance with ASC 842 and not included in the above operating lease cost for the first quarter of fiscal 2026. The gain from the early termination of the lease was recognized as an offset to cost of goods sold, including occupancy costs, on the Consolidated Statements of Operations for the first three months of fiscal 2026.
(2)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to leases.

Supplemental cash flow and balance sheet information related to leases as of and for the first three months ended May 2, 2026 and May 3, 2025 was as follows:

(dollars in thousands)	For the Three Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	May 2, 2026	May 3, 2025
Operating cash flows for operating leases (1)	$14,123	$13,894
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$12,744	$12,688

	As of
	May 2, 2026	May 3, 2025
Weighted average remaining lease term	5.6 years	5.4 years
Weighted average discount rate	6.55%	6.35%

(1)
The cash paid for the first three months of fiscal 2026 and fiscal 2025 included prepaid rent of $4.7 million and $4.5 million, respectively. The cash paid for the three months of fiscal 2026 does not include the cash received of $1.4 million for the early lease termination, as discussed above.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of May 2, 2026:

(in thousands)
2026 (remaining)	$34,829
2027	52,993
2028	45,702
2029	37,726
2030	29,614
Thereafter	56,787
Total minimum lease payments	$257,651
Less: amount of lease payments representing interest	44,568
Present value of future minimum lease payments	$213,083
Less: current obligations under leases	36,273
Long-term lease obligations	$176,810

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

At May 2, 2026, the Company had two LTIPs with active performance periods: the 2024-2026 LTIP and the 2025-2027 LTIP. While the performance period under the 2023-2025 LTIP was completed at the end of fiscal 2025, the remaining tranche of the time-based awards will not vest until April 1, 2027. The time-based awards under each LTIP were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2024-2026 LTIP and the 2025-2027 LTIP were established and approved by the Compensation Committee with an effective date of April 1, 2024, and April 1, 2025, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to an additional service requirement through August 31, 2027 and August 31, 2028, respectively. If the Company completes the Merger, as discussed in Note 12, Agreement and Plan of Merger, the performance-based awards would be cancelled and a payout equal to actual achievement, on a pro-rated basis, on the date of closing would be made to eligible participants.

The time-based awards under the 2024-2026 LTIP and the 2025-2027 LTIP vest in four equal installments through April 1, 2028 and April 1, 2029, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2024-2026 LTIP and 2025-2027 LTIP is estimated to be approximately $4.9 million for each LTIP. Approximately half of the compensation expense for each LTIP relates to the time-based awards and is being expensed straight-line over 49 months.

At May 2, 2026, there was no accrual for performance-based awards under either LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the Second Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At May 2, 2026, 21,270,538 shares were authorized under the 2016 Plan, of which 3,700,396 shares remained available for grant.

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

The following tables summarize the share activity and stock option activity for the first three months of fiscal 2026:

	RSUs (1)	Deferred Shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Shares
Outstanding non-vested shares at beginning of year	1,245,002	589,357	573,000	—	2,407,359	$2.56
Shares granted	—	53,074	—	148,240	201,314	$0.68
Shares vested and/or issued	(406,963)	—	—	(148,240)	(555,203)	$2.27
Shares expired	—	—	—	—	—	—
Shares forfeited	(7,574)	—	—	—	(7,574)	$1.80
Outstanding non-vested shares at end of quarter	830,465	642,431	573,000	—	2,045,896	$2.46
Vested and expected to vest at end of year	830,465	642,431	—	—	1,472,896	$1.79

(1)
As a result of net share settlements, of the 406,963 RSUs that vested, 293,100 shares of common stock were issued.
(2)
The 53,074 shares of deferred stock, with a fair value of $36,250, represent director compensation in lieu of cash in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the earlier of the director's separation from service or a change in control.
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
(4)
Represented compensation, with a fair value of $101,248, to certain directors, who are required to receive shares in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of Shares	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Stock Options
Outstanding options at beginning of year	2,961,292	$0.64	—	$263
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options forfeited	—	—	—	—
Outstanding options at end of quarter	2,961,292	$0.64	4.4 years	$152
Options exercisable at end of quarter	2,961,292	$0.64	4.4 years	$152

Non-Employee Director Compensation Plan

The Company granted 5,856 shares of common stock, with a fair value of approximately $4,000, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2026. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.3 million and $0.3 million for the first three months of fiscal 2026 and fiscal 2025, respectively. The total compensation cost related to awards not yet recognized as of May 2, 2026 was approximately $1.4 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 28 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the Three Months Ended
	May 2, 2026	May 3, 2025
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	54,916	53,601
Common stock equivalents – stock options, restricted stock units and deferred stock (1)	—	—
Diluted weighted average common shares outstanding	54,916	53,601

(1) Common stock equivalents of 0.7 million and 2.5 million for the first three months of fiscal 2026 and fiscal 2025, respectively, were excluded from the determination of diluted weighted average common shares outstanding due to the net loss reported in each period.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options and restricted stock units had an anti-dilutive effect.

	For the Three Months Ended
	May 2, 2026	May 3, 2025
(in thousands, except exercise prices)
Stock options	1,288	51
Restricted stock units	830	483
Range of exercise prices of such options	$0.64 - $6.59	$1.85 - $6.59

The above options, which were outstanding at May 2, 2026, expire from September 11, 2026 to March 20, 2033.

Excluded from the computation of basic and diluted earnings per share for the first quarter of fiscal 2026 and fiscal 2025 were 573,000 performance stock units. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 642,431 shares and 493,327 shares of deferred stock at May

2, 2026 and May 3, 2025, respectively, were excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

The Company’s deferred tax assets primarily relate to federal and state net operating loss carryforwards. Realization of these assets depends on the generation of future taxable income. During the fourth quarter of fiscal 2025, the Company recorded a full valuation reserve against its net deferred assets. While the Company believed that profitability would return over the long term, the Company was forecasting operating losses in the near term. At May 2, 2026, management continues to conclude that the negative evidence outweighs available positive evidence regarding realizability of its deferred tax assets and that the full valuation allowance should remain against its net deferred tax assets.

For the first quarter of fiscal 2026, the Company’s effective tax rate was (1.1)% as compared to an effective tax rate of 39.7%, for the first quarter of fiscal 2025. Because of the full valuation allowance against the net deferred tax assets, the effective tax rate for the first quarter of fiscal 2026 primarily reflects a provision for state margin tax, based on gross receipts less certain deductions. The effective tax rate for the first three months of fiscal 2025 reflected the impact of permanent book-to-tax differences.

9. Fair Value Measurement

At May 2, 2026 and January 31, 2026, the Company held U.S. treasury bills, which were classified as held-to-maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At May 2, 2026:
Short-term investments	5,078	5,078	—	—

At January 31, 2026:
Cash and cash equivalents:	11,052	11,056	—	—
Short-term investments	5,029	5,039	—	—

10. Commitments and Contingencies

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed by the current administration under the International Emergency Economic Powers Act were unlawful. Following this ruling, the U.S. Court of International Trade directed U.S. Customs and Border Protection ("CBP") to establish a process for the submission and review of refund claims related to affected tariffs.

In April 2026, CBP launched an online portal through which companies may submit refund requests. During the first quarter of fiscal 2026, the Company submitted a claim seeking a refund of approximately $4.0 million related to tariffs previously paid. The claim is subject to review and validation by CBP, and the approval, timing, and amount of any potential refund and recovery remain uncertain. The Company expects to recognize any recovery when receipt is considered realizable.

Tariffs subject to the refund claim were previously recorded as a component of cost of goods sold or capitalized into inventory, as applicable. Upon recognition of any approved refund, the portion attributable to inventory previously sold will be recognized as a reduction of cost of goods sold, with any remaining amount recognized as a reduction of inventory.

The scope, duration, and rates of existing and proposed tariff measures, as well as the potential for modifications, suspensions, or retaliatory trade actions, remain uncertain. These actions could impact the Company’s operations, supply chain, and cost structure. The Company is continuing to monitor these developments and assessing the potential impact on its business, financial condition, and results of operations.

11. Segment Disclosures

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

The CODM evaluates the performance of the Company's operating segments and allocates resources based on sales performance, merchandise margins and 4-wall contribution, a non-GAAP measure. The accounting policies are the same as those described in Note A, Summary of Significant Accounting Policies included in the Company's consolidated financial statements for the year ended January 31, 2026. The Company defines 4-wall contribution, which the CODM considers the performance measure for segment profitability, as segment revenues less cost of goods sold, occupancy costs and selling expenses.

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

The following table is a summary of our segment disclosures and a reconciliation of 4-wall contribution to net loss:

	For the Three Months Ended
	May 2, 2026	May 3, 2025
(in thousands)
Sales	$103,335	$105,533
Cost of goods sold	(41,438)	(41,274)
Occupancy costs	(16,145)	(16,677)

Store payroll and benefits	(13,702)	(13,649)
Other selling expenses	(6,569)	(6,563)
4-wall contribution	25,481	27,370

Advertising	(6,723)	(6,418)
Corporate G&A	(12,604)	(13,481)
Distributing and supporting G&A	(6,884)	(7,269)
Transaction-related costs	(1,241)	(63)
Depreciation and amortization	(3,968)	(3,636)
Interest income, net	62	284
Loss before provision (benefit) for income taxes	$(5,877)	$(3,213)
Provision (benefit) for income taxes	62	(1,274)
Net loss	$(5,939)	$(1,939)

The CODM does not receive information about assets at the segment level because the Company's assets are managed at a consolidated level by department as opposed to by segment.

12. Agreement and Plan of Merger

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

On June 3, 2026, subsequent to the end of the first quarter of fiscal 2026, the Company issued a press release to provide an update on the status of its Merger with FullBeauty Brands. The Company's Board of Directors (the "Board") has reevaluated the previously announced Merger and is engaging with FullBeauty Brands in constructive discussions to determine the best path forward. As part of its ongoing fiduciary duties to the Company's stockholders, the Board, with the assistance of external financial and legal advisors, has conducted a comprehensive reevaluation of the Merger. The Board continues to believe in the industrial logic of the combination. However, given the increasingly challenging consumer environment since the execution of the Merger Agreement on December 11, 2025 and FullBeauty Brands' indebtedness, the Board believes that the existing terms of the Merger Agreement are not in the best interests of the Company's stockholders.

Costs incurred in connection with this Merger, primarily related to professional service fees, of $1.2 million and $0.1 million, were included in "Transaction-related costs" on the Consolidated Statement of Operations for the first quarter of fiscal 2026 and fiscal 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding engagement with FullBeauty Brands in constructive discussions to determine the best path forward; the Board’s belief in the industrial logic of the combination; the Board’s belief that given the increasingly challenging consumer environment since the execution of the Merger Agreement in December 2025 and FullBeauty Brands’ indebtedness, the existing terms of the Merger Agreement are not in the best interests of the Company's stockholders; our belief that profitability would return over the long term, while forecasting operating losses in the near term; our conclusion that the negative evidence outweighs available positive evidence regarding realizability of its deferred tax assets and that the full valuation allowance should remain against its net deferred tax assets; our belief that the macro and sector headwinds are influencing the core DXL big + tall consumer and are materially affecting traffic, which remains very challenged, particularly in stores; despite the shortfall in absolute traffic, guests that do visit DXL are buying, with conversion and average order value up in both stores and online, which we believe reinforces that the adjustments we are making to our assortment, promotional strategy, and customer experience are aligning better with today’s value-conscious consumer; our advancement of several strategic initiatives designed to strengthen our market leadership in the big + tall sector while enhancing the customer experience across channels; our belief that the adjustments we are making to our merchandise assortment, promotional strategy, and customer experience to align better with today’s value-conscious consumer; our belief that AI-powered search and discovery tools are becoming increasingly important in ecommerce; our belief that the new AI initiatives that were launched will improve product data quality, enrich item-level attributes and strengthen our ability to connect product, pricing and inventory information across AI-enabled platforms; our intention that our AI initiatives will improve discoverability, support future commerce applications and position us to compete effectively as digital shopping journeys become more conversational and agent-driven; our belief that GLP-1 medications provide both a near-term challenge and a long-term opportunity: our belief that the impact of GLP-1 medications and similar weight-loss medications are contributing to structural changes in customer demand within the big + tall category; our belief based on our research that while some customers may pause apparel purchases during periods of rapid size change, we expect them to return once they reach a more stable size profile; our belief that we can strengthen retention, reactivation and lifetime value over time by staying closely aligned with evolving customer needs; our belief that the slowdown in April reflects a combination of macroeconomic pressures impacting consumer confidence and discretionary spending, including global conflict, rising fuel costs, and inflation; our expectation that the impact of tariffs on gross margin, exclusive of any refunds realized, will be approximately 100 basis points, a decrease from the previous estimate of 150 basis points; our expectation that for fiscal 2026, marketing costs will be approximately 5.8% of sales; our belief that our cash and cash equivalent balances, short-term investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months; our belief that cash flows from operating activities and cash on hand will be sufficient to satisfy our current capital requirements. In the longer term, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility; our expectation that capital expenditures for fiscal 2026 will range from $8.0 million to $12.0 million, net of tenant incentives; our belief that store development plans for fiscal 2026 will be limited to conversions of a few remaining Casual Male XL stores to the DXL format, store relocations and other capital projects will be necessary to maintain our existing store portfolio and distribution center; our expectation that the remainder of our capital spend for fiscal 2026 will primarily be for technology-related projects to support our business initiatives; our belief that inclusion of the non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements; our belief that the comparability of adjusted net loss is useful in comparing the actual results period to period; our expectation that we will be able to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending, while at the same time, accelerating certain receipts to avoid potential delays caused by the recent conflict with Iran. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 31, 2026, included in our Annual Report on Form 10-K for the year ended January 31, 2026, as filed with the Securities and Exchange Commission ("SEC") on March 19, 2026 (our “Fiscal 2025 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to our filings with the SEC that set forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including risks related to the Merger and combining our business with FullBeauty Brands, changes in consumer spending in response to economic factors, the impact of current tariffs, the impact of any further increases in tariffs, our ability to proactively react to the current and further potential changes in tariffs to minimize risk; rising fuel costs, high interest rates; the impact of ongoing worldwide conflicts on the global economy; and our ability to execute on our marketing, digital, store and collaboration strategies, ability to grow our market share, predict customer tastes and fashion trends, compete successfully in the United States men’s big + tall apparel market, and the other risks and uncertainties as set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2025 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big + tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At May 2, 2026, we operated 257 Destination XL stores, 17 DXL outlet stores, 5 Casual Male XL retail stores, 14 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on January 31, 2026 and February 1, 2025 as "fiscal 2026" and “fiscal 2025,” respectively. Both fiscal years are 52-week periods.

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

Update on Merger with FullBeauty Brands

In December 2025, DXL and FullBeauty Brands announced a Merger of equals to create a scaled, category-defining retailer for size-inclusive apparel.

On June 3, 2026, subsequent to the end of the first quarter of fiscal 2026, the Company issued a press release to provide an update on the status of its Merger with FullBeauty Brands. The Board has reevaluated the previously announced Merger and is engaging with FullBeauty Brands in constructive discussions to determine the best path forward. As part of its ongoing fiduciary duties to the Company's stockholders, the Board, with the assistance of external financial and legal advisors, has conducted a comprehensive reevaluation of the Merger. The Board continues to believe in the industrial logic of the combination. However, given the increasingly challenging consumer environment since the execution of the Merger Agreement on December 11, 2025 and FullBeauty Brands' indebtedness, the Board believes that the existing terms of the Merger Agreement are not in the best interests of the Company's stockholders.

EXECUTIVE SUMMARY

	For the Three Months Ended
	May 2, 2026	May 3, 2025
(in millions, except percentage of sales and per share data)
Sales	$103.3	$105.5
Net loss (GAAP)	$(5.9)	$(1.9)
Adjusted net loss (non-GAAP)	$(3.4)	$(2.3)
Adjusted EBITDA (non-GAAP )(1)	$(0.7)	$0.2

Per diluted share:
Net loss (GAAP)	$(0.11)	$(0.04)
Adjusted net loss (non-GAAP)	$(0.06)	$(0.04)

As a percentage of sales:
Gross margin	44.3%	45.1%
SG&A expenses (1)	45.0%	44.9%
Operating margin	(5.7%)	(3.3%)
Adjusted EBITDA margin (non-GAAP) (1)	(0.7%)	0.2%

(1) The amounts and percentages for the three months ended May 3, 2025 reflect the reclassification of certain costs from SG&A expenses to Transaction-related costs for comparability with the amounts and percentages for the three months ended May 2, 2026.

We were encouraged by our first quarter results which reflected sales performance improving and continued progress against our strategic priorities. Although comparable sales were down (3.8)% for the first quarter of fiscal 2026, this represents our best quarterly comparable sales result since the second quarter of fiscal 2023. We believe macro and sector headwinds are influencing the core DXL big + tall consumer and are materially affecting traffic, which remains very challenged, particularly in stores. Despite the shortfall in absolute traffic, guests that do visit DXL are buying, with improvements in conversion and average order value in both stores and online. These trends reinforce that the adjustments we are making to our assortment, promotional strategy and customer experience are aligning better with today’s value-conscious consumer.

Strategic Priorities:

We continue to advance several strategic initiatives designed to strengthen our market leadership in the big + tall sector while enhancing the customer experience across channels.

FiTMAP®

We have exclusive rights to our fit technology platform until 2030. FiTMAP® remains one of the Company’s most important long-term growth drivers. During the quarter, we completed the rollout of FiTMAP technology in 188 stores to enhance the customer journey. Since launch, over 100,000 customers have engaged with the platform, and early results continue to reinforce its value. Customers who use FiTMAP have demonstrated stronger conversion, higher average order values, greater purchase frequency and lower return rates, underscoring the role personalized fit can play in driving both customer satisfaction and profitable growth.

Leverage AI

We are sharpening our focus on artificial intelligence ("AI") as consumer shopping behavior evolves. As AI-powered search and discovery tools become increasingly important in ecommerce, the Company is investing to ensure that its products and content are more visible, relevant and accessible in these emerging environments. During the quarter, DXL launched new AI initiatives to improve product data quality, enrich item-level attributes and strengthen its ability to connect product, pricing and inventory information across AI-enabled platforms. These efforts are intended to improve discoverability, support future commerce applications and position the Company to compete effectively as digital shopping journeys become more conversational and agent-driven.

GLP-1s and Similar Weight-Loss Medications

We continue to deepen our understanding of how the use of glucagon-like peptide-1 (“GLP-1”) medications and similar weight-loss medications may be influencing customer behavior and category demand. Our research indicates that a meaningful portion of our customer base is currently using GLP-1 medications, contributing to more dynamic sizing needs over time. We are responding thoughtfully by broadening select assortments in smaller sizes and using customer insights to inform future merchandising, marketing and re-engagement strategies. Importantly, the Company sees this as both a near-term challenge and a long-term opportunity: while some customers may pause apparel purchases during periods of rapid size change, many express an intention to return once they reach a more stable size profile. By staying closely aligned with these evolving customer needs, we believe we can strengthen retention, reactivation and lifetime value over time.

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three months ended May 2, 2026 and May 3, 2025:

	For the Three Months Ended
(in thousands)	May 2, 2026		May 3, 2025
Store sales	$74,669	72.3%	$76,471	72.5%
Direct sales	28,666	27.7%	29,062	27.5%
Total sales	$103,335		$105,533

Total sales for the first quarter of fiscal 2026 were $103.3 million, as compared to $105.5 million in the first quarter of fiscal 2025. The decrease in total sales was primarily attributable to a decrease in comparable sales for the first quarter of 3.8%, partially offset by an increase in non-comparable store sales. Sales improved at the start of fiscal 2026 with comparable sales down 1.3% in February and down 2.7% in March and, in April, sales were down 6.8%. While the performance between March and April was impacted at some level by the earlier Easter holiday, we believe the slowdown in sales in April was primarily the result of a combination of macroeconomic pressures impacting consumer confidence and discretionary spending, including global conflict, rising fuel costs, and inflation. We also believe the impact of GLP-1 medications and similar weight-loss medications are contributing to structural changes in customer demand within the big + tall category.

The comparable sales decrease of 3.8% for the first quarter consisted of a comparable sales decrease of 4.6% from stores and a comparable sales decrease of 1.6% from our direct business. A decrease in traffic continued to be the primary driver, particularly in stores, partially offset by improvements in conversion and dollars per transaction. The direct business showed improvement during the first quarter, with increased demand being generated from our paid search, paid social and program marketing efforts. In addition, improvements to the website and app have helped to improve conversion during the first quarter of fiscal 2026. Contributing to this improvement were strong sales of clearance merchandise on the website.

Gross Margin Rate

For the first quarter of fiscal 2026, our gross margin rate, inclusive of occupancy costs, was 44.3% as compared to a gross margin rate of 45.1% for the first quarter of fiscal 2025.

Our gross margin rate decreased by 80 basis points, driven by a decrease of 100 basis points in merchandise margin, partially offset by a 20-basis point decrease in occupancy costs. The decrease in merchandise margin as compared to the first quarter of fiscal 2025 is primarily due to the impact of tariffs, increased shipping costs as a result of fuel surcharges and increased markdown activity associated with clearance sales. These increased costs were partially offset by an improvement in merchandise margins as a result of a shift in product mix toward our private brand merchandise and favorable loyalty costs.

The decrease in occupancy costs of 20 basis points, or $0.5 million, was primarily due to $1.4 million received from a landlord as a result of an early lease termination, partially offset by increased rents from lease extensions and new stores.

Tariffs

In April 2026, U.S. Customs and Border Protection ("CBP") launched an online portal through which companies may submit refund requests. During the first quarter of fiscal 2026, the Company submitted a claim seeking a refund of approximately $4.0 million related to tariffs previously paid. The timing and amount of any potential refund and recovery remain uncertain, and the Company expects to recognize any recovery when receipt is considered realizable.

Given the volatility that currently exists around trade discussions, it is difficult to determine the potential impact that tariffs may have on our financial results for fiscal 2026. However, if currently enacted rates remain in effect throughout fiscal 2026, and no additional tariffs, including those under U.S. trade laws, are added, we estimate that the impact of tariffs on pre-tariff gross margin, in fiscal 2026, exclusive of any refunds realized, will be approximately 100 basis points, a decrease from the previous estimate of 150 basis points.

Selling, General and Administrative Expenses

As a percentage of sales, selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2026 were 45.0% as compared to 44.9% for the first quarter of fiscal 2025.

On a dollar basis, SG&A expenses decreased by $0.9 million for the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. The decrease was primarily due to a decrease in supporting payroll costs and incentive-based compensation partially offset by an increase in marketing costs.

Marketing costs were 6.5% of sales for the first quarter of fiscal 2026 as compared to 6.1% of sales for the first quarter of fiscal 2025. For fiscal 2026, marketing costs are expected to be approximately 5.8% of sales.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 26.1% of sales for the first quarter of fiscal 2026 as compared to 25.2% of sales for the first quarter of fiscal 2025. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 18.9% of sales for the first quarter of fiscal 2026 as compared to 19.7% of sales for the first quarter of fiscal 2025.

Transaction-Related Costs

Transaction-related costs for the first quarter of fiscal 2026 and fiscal 2025 were $1.2 million and $0.1 million, respectively, and primarily related to fees paid for professional services in connection with costs related to the Merger.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2026 increased to $4.0 million as compared to $3.6 million for the first quarter of fiscal 2025. The increase in depreciation and amortization in fiscal 2026 is due to capital projects, including new stores, completed in fiscal 2025.

Interest Income, Net

Net interest income for the first quarter of fiscal 2026 was $0.1 million as compared to $0.3 million for the first quarter of fiscal 2025. The decrease in interest income for the first quarter of fiscal 2026 was primarily due to the decrease in the average balance of investments as compared to the first quarter of fiscal 2025.

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

For the first quarter of fiscal 2026 and 2025, the Company’s effective tax rate was (1.1)% and 39.7%, respectively. In the fourth quarter of fiscal 2025, a full valuation allowance was established against the net deferred tax assets. As a result, the effective tax rate for the first quarter of fiscal 2026 primarily reflects a provision for state margin tax, based on gross receipts less certain deductions. The effective tax rate for the first quarter of fiscal 2025 reflected the impact of permanent book-to-tax differences.

Net Loss

For the first quarter of fiscal 2026, we recorded a net loss of $(5.9) million, or $(0.11) per diluted share, as compared to a net loss of $(1.9) million, or $(0.04) per diluted share, for the first quarter of fiscal 2025.

The decrease in earnings for the first quarter of fiscal 2026 as compared to first quarter of fiscal 2025 was driven primarily by a decrease in sales, an increase in transaction-related expenses and a decrease in the effective tax rate. We have fully reserved against our deferred tax assets and, therefore, the net loss in the first quarter of fiscal 2026 is not reflective of earnings assuming a normal tax position for the Company.

On a non-GAAP basis, adjusting for a normal tax rate of 26% and the add back of transaction-related costs, adjusted net loss for the first quarter of fiscal 2026 was $(0.06) per diluted share as compared to adjusted net loss for the first quarter of fiscal 2025 of $(0.04) per diluted share.

Inventory

As of May 2, 2026, our inventory decreased by $4.1 million to $81.4 million, as compared to $85.5 million at May 3, 2025. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending. At the same time, we may accelerate certain receipts to avoid potential delays caused by the recent conflict with Iran. At May 2, 2026, our clearance inventory was 9.9% of our total inventory, as compared to 9.5% at May 3, 2025. Our inventory position is very strong and our clearance levels are in line with our benchmark of 10%. Our inventory turnover rate has improved by over 30% from fiscal 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At May 2, 2026, we had no outstanding debt, including no borrowings under our credit facility during the first quarter of fiscal 2026. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

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

For the first three months of fiscal 2026, cash flow from operations was $(8.8) million as compared to $(12.0) million for the first three months of fiscal 2025. The improvement in cash flow from operations was primarily due to the timing of other working capital partially offset by a decrease in earnings.

Free cash flow, before capital expenditures for store development, a non-GAAP measure, was $(12.3) million for the first three months of fiscal 2026 as compared to $(14.5) million for the first three months of fiscal 2025. Free cash flow, a non-GAAP measure, was $(12.7) million for the first three months of fiscal 2026 as compared to $(18.8) million for the first three months of fiscal 2025.

	For the Three Months Ended
(in millions)	May 2, 2026	May 3, 2025
Cash flow from operating activities (GAAP basis)	$(8.8)	$(12.0)
Capital expenditures, excluding store development	(3.4)	(2.4)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(12.3)	$(14.5)
Capital expenditures for store development	(0.4)	(4.3)
Free Cash Flow (non-GAAP basis)	$(12.7)	$(18.8)

Cash flow used for investing activities was $(3.8) million as compared to cash flow provided by investing activities of $8.3 million for the first three months of fiscal 2025. The decrease in cash flow from investing activities of $(12.1) million was primarily due to a decrease in proceeds from short-term investments partially offset by a decrease in capital expenditures in fiscal 2026 as compared to fiscal 2025.

Credit Facility

We have a revolving credit agreement with Citizens Bank, N.A., which was most recently amended in the third quarter of fiscal 2025 (as amended, the "Credit Facility"). The Credit Facility, which expires August 13, 2030, provides a revolving commitment of $100.0 million, a sublimit for swing-line loans of $10.0 million and a sublimit of $20.0 million for commercial and standby letters of credit.

Borrowings under the Credit Facility bear interest at either a Base Rate (as defined in the Credit Facility) or Daily Simple Secured Overnight Financing Rate (“SOFR”) rate, at our option. Base Rate loans will bear interest at a rate equal to (i) the greater of: (a) the Prime Rate (as defined in the Credit Facility), (b) the Federal Funds (as defined in the Credit Facility) effective rate plus 0.50% per annum and (c) the Daily Simple SOFR rate plus 1.00% per annum (provided the Base Rate shall never be less than the Floor (as defined in the Credit Facility)), plus (ii) a varying percentage, based on our average excess availability, of either 0.25% or 0.50% (the “Applicable Margin”). Daily Simple SOFR loans will bear interest at a rate equal to (i) the Daily Simple SOFR rate plus an adjustment of 0.10% (provided the Daily Simple SOFR rate shall never be less than the Floor), plus (ii) the Applicable Margin. Any swingline loan will continue to bear interest at a rate equal to the Base Rate plus the Applicable Margin. We are subject to an unused line fee of 0.25%.

We had no outstanding borrowings under the Credit Facility at May 2, 2026 and no borrowings during the first three months of fiscal 2026. At May 2, 2026, outstanding standby letters of credit were $3.6 million. The average unused excess availability during the first three months of fiscal 2026 was approximately $73.6 million and the unused excess availability at May 2, 2026 was $70.0 million.

Capital Expenditures

The following table sets forth the open stores and related square footage at May 2, 2026 and May 3, 2025, respectively:

	May 2, 2026		May 3, 2025
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	257	1,843	251	1,814
DXL Outlets	17	86	15	76
Casual Male XL Retail	5	15	6	18
Casual Male Outlets	14	41	18	53
Total Stores	293	1,985	290	1,961

During the first three months of fiscal 2026, we closed one DXL retail store and one Casual Male XL outlet store. We expect our capital expenditures for fiscal 2026 to range from $8.0 million to $12.0 million, net of tenant incentives. Our store development plans for fiscal 2026 will be limited to conversions of a few remaining Casual Male XL stores to the DXL format, store relocations and other capital projects necessary to maintain our existing store portfolio and distribution center. The remainder of our expected capital spend for fiscal 2026 will primarily be for technology-related projects to support our business initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2025 Annual Report. See Note 1, Basis of Presentation to the Consolidated Financial Statements included in this Quarterly Report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Free cash flow, free cash flow before capital expenditures for store development, adjusted net loss, adjusted net loss per diluted share, adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures. These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income (loss), net income (loss) per diluted share or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements.

Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted Net Loss and Adjusted Net Loss Per Diluted Share

Adjusted net loss and adjusted net loss per diluted share reflect an adjustment assuming a normal tax rate of 26% and the add back of transaction-related costs. We have fully reserved against our net deferred tax assets and, therefore, the net loss in the first quarter of fiscal 2026 is not reflective of earnings assuming a “normal” tax position. Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%. The estimated normal tax rate of 26% includes a blended state income tax rate. The Company believes that this comparability is useful in comparing the actual results period to period. Adjusted net loss per diluted share is then calculated by dividing the adjusted net loss by the weighted average shares outstanding for the respective period, on a diluted basis. The following table is a reconciliation of net loss on a GAAP basis to adjusted net loss, on a non-GAAP basis, for each period:

	For the Three Months Ended
	May 2, 2026		May 3, 2025
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP)	$(5,939)	$(0.11)	$(1,939)	$(0.04)
Add back:
Transaction-related costs	1,241		63
Actual provision (benefit) for income taxes	62		(1,274)
	$(4,636)		$(3,150)
Income tax benefit, assuming a normalized tax rate of 26%	(1,205)		(819)
Adjusted net loss (non-GAAP)	$(3,431)	$(0.06)	$(2,331)	$(0.04)

Weighted average number of common
shares outstanding on a diluted basis		54,916		53,601

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

The following table reconciles free cash flow:

	For the Three Months Ended
(in millions)	May 2, 2026	May 3, 2025
Cash flow from operating activities (GAAP basis)	$(8.8)	$(12.0)
Capital expenditures, excluding store development	(3.4)	(2.4)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(12.3)	$(14.5)
Capital expenditures for store development	(0.4)	(4.3)
Free Cash Flow (non-GAAP basis)	$(12.7)	$(18.8)

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and adding back transaction-related expenses. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Sales. We believe that providing adjusted EBITDA and adjusted EBITDA margin is useful to investors in evaluating our performance and are key metrics to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income and calculates adjusted EBITDA margin:

	For the Three Months Ended
	May 2, 2026	May 3, 2025
(in millions)
Net loss (GAAP)	$(5.9)	$(1.9)
Add back:
Transaction-related expenses	1.2	0.1
Provision (benefit) for income taxes	0.1	(1.3)
Interest income, net	(0.1)	(0.3)
Depreciation and amortization	4.0	3.6
Adjusted EBITDA (non-GAAP)	$(0.7)	$0.2

Sales	$103.3	$105.5
Adjusted EBITDA margin (non-GAAP), as a percentage of sales	(0.7%)	0.2%

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

There have not been any material changes to our interest rate previously disclosed in Part II, Item 7A of our Fiscal 2025 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 2, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 2, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended May 2, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

DESTINATION XL GROUP, INC.

Date: June 03, 2026	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)