Form 10-Q
period 2026-08-01
DESTINATION XL GROUP, INC.
filed 2026-09-09
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

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

As of September 3, 2026, the registrant had 55,453,550 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 1, 2026	January 31, 2026
	(Fiscal 2026)	(Fiscal 2025)

ASSETS
Current assets:
Cash and cash equivalents	$17,022	$23,807
Short-term investments	3,087	5,029
Accounts receivable	1,593	1,861
Inventories	75,509	73,522
Prepaid expenses and other current assets	8,728	6,747
Total current assets	105,939	110,966

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization	56,611	60,010
Operating lease right-of-use assets	191,368	194,068
Deferred income taxes, net of valuation allowance	—	—
Intangible assets	1,150	1,150
Other assets	716	753
Total assets	$355,784	$366,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,915	$22,941
Accrued expenses and other current liabilities	21,371	26,628
Operating leases, current	36,663	35,881
Total current liabilities	80,949	85,450

Long-term liabilities:
Operating leases, non-current	170,140	173,346
Other long-term liabilities	160	57
Total long-term liabilities	170,300	173,403

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 81,181,625 and 80,564,948 shares issued at August 1, 2026 and January 31, 2026, respectively	812	806
Additional paid-in capital	331,353	331,028
Treasury stock at cost, 25,908,533 shares at August 1, 2026 and January 31, 2026	(143,985)	(143,985)
Accumulated deficit	(83,645)	(79,755)
Total stockholders' equity	104,535	108,094
Total liabilities and stockholders' equity	$355,784	$366,947

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(Fiscal 2026)	(Fiscal 2025)	(Fiscal 2026)	(Fiscal 2025)

Sales	$111,556	$115,505	$214,891	$221,038
Cost of goods sold including occupancy costs	58,146	63,322	115,729	121,273
Gross profit	53,410	52,183	99,162	99,765

Expenses:
Selling, general and administrative	45,732	47,506	92,214	94,886
Transaction-related costs	1,766	98	3,007	161
Depreciation and amortization	3,974	3,876	7,942	7,512
Total expenses	51,472	51,480	103,163	102,559

Operating income (loss)	1,938	703	(4,001)	(2,794)

Interest income, net	78	200	140	484

Income (loss) before provision (benefit) for income taxes	2,016	903	(3,861)	(2,310)
Provision (benefit) for income taxes	(33)	1,168	29	(106)

Net income (loss)	$2,049	$(265)	$(3,890)	$(2,204)

Net income (loss) per share - basic	$0.04	$(0.00)	$(0.07)	$(0.04)
Net income (loss) per share - diluted	$0.04	$(0.00)	$(0.07)	$(0.04)

Weighted-average number of common shares outstanding:
Basic	55,271	53,816	55,094	53,708
Diluted	56,296	53,816	55,094	53,708

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Total
Balance at January 31, 2026	80,564	$806	$331,028	(25,909)	$(143,985)	$(79,755)	$108,094
Board of directors' compensation	154	1	140	—	—	—	141
Stock compensation expense		—	332	—	—	—	332
Issuance of common stock, upon RSUs release	407	4	(4)	—	—	—	—
Shares withheld for taxes related to net share settlement	(113)	(1)	(57)	—	—	—	(58)
Net loss		—	—	—	—	(5,939)	(5,939)
Balance at May 2, 2026	81,012	$810	$331,439	(25,909)	$(143,985)	$(85,694)	$102,570
Board of directors' compensation	170	2	140	—	—	—	142
Stock compensation expense (forfeitures)		—	(226)	—	—	—	(226)
Net income		—	—	—	—	2,049	2,049
Balance at August 1, 2026	81,182	$812	$331,353	(25,909)	$(143,985)	$(83,645)	$104,535

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

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	August 1, 2026	August 2, 2025
	(Fiscal 2026)	(Fiscal 2025)
Cash flows from operating activities:
Net loss	$(3,890)	$(2,204)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization and writeoff of deferred debt issuance costs	37	39
Depreciation and amortization	7,942	7,512
Deferred taxes, net of valuation allowance	—	(153)
Stock compensation expense, net of forfeitures	106	684
Board of directors' stock compensation	283	256

Changes in operating assets and liabilities:
Accounts receivable	223	917
Inventories	(1,987)	(3,405)
Prepaid expenses and other current assets	(1,993)	(2,653)
Other assets	—	(24)
Accounts payable	(26)	79
Operating leases, net	276	591
Accrued expenses and other liabilities	(3,743)	(3,753)
Net cash used for operating activities	(2,772)	(2,114)

Cash flows from investing activities:
Additions to property and equipment, net	(5,954)	(12,099)
Purchase of short-term investments	—	(5,005)
Maturity of short-term investments	1,999	21,502
Net cash provided by (used for) investing activities	(3,955)	4,398

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	2
Excise taxes paid on repurchase of common stock	—	(123)
Tax withholdings paid related to net share settlements	(58)	(49)
Net cash used for financing activities	(58)	(170)
Net increase (decrease) in cash and cash equivalents	(6,785)	2,114
Cash and cash equivalents:
Beginning of period	23,807	11,901
End of period	$17,022	$14,015

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for income taxes, net	$(411)	$147
Cash paid during the period for interest	$147	$181
Non-cash activity during the period:
Capital expenditures incurred but not yet paid	$635	$2,018

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited Consolidated Financial Statements for the fiscal year ended January 31, 2026 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2026.

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

Reclassifications

For comparability with the presentation of current periods, certain costs in the Consolidated Statements of Operations for the three and six months ended August 2, 2025 were reclassified from selling, general and administrative expenses to transaction-related costs.

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

There were no grants of stock options in the first six months of fiscal 2026 and fiscal 2025.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include significant changes in the use of assets, a current period operating or cash flow loss, the underperformance of a store relative to historical or expected operating results, and an accumulation of costs significantly in excess of the amount originally expected for the construction of the long-lived store assets. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The model for undiscounted future cash flows includes assumptions, at the individual store level, with respect to expectations for future sales and gross margin rates as well as an estimate for occupancy costs, excluding rental payments related to the respective store’s operating lease right-of-use (“ROU”) asset. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group, which includes any ROU asset, is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds and is limited to the amount by which the asset group’s carrying value exceeds the fair value of its individual assets. The fair value of ROU assets is estimated using an income approach based on management’s forecast of future cash flows that could be derived based on the sublease market rent. With respect to the impairment charges taken on operating lease ROU assets, if the Company subsequently makes a decision to close previously impaired stores and a gain is realized as a result of the reevaluation of the existing lease liabilities, to the extent the gain related to previously recorded impairment charges against the ROU assets, the gain will be included as an offset to asset impairment charges originally recorded on that ROU asset, with the remainder included as a reduction in store occupancy costs.

There were no impairments or non-cash gains recognized in the first six months of fiscal 2026 and fiscal 2025.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Creative production costs, if any, are expensed in the period in which the advertising is first aired, and media costs are expensed as incurred. Direct response advertising costs, if any, are expensed in the period in which the mailing occurs. Advertising expense, which is included in selling, general and administrative expenses, was $6.8 million and $7.0 million for the second quarter of fiscal 2026 and fiscal 2025, respectively, and $13.5 million and $13.5 million for the first six months of fiscal 2026 and fiscal 2025, respectively.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments; initial direct costs and any lease incentives are included in the value of those ROU assets. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, based on information available at the lease measurement date, to determine the present value of future payments. The Company elected the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company also made an accounting policy election that the recognition requirement of ASC Topic 842, Lessors – Certain Leases with Variable Lease Payments will not be applied to certain, if any, non-store leases, with a term of 12 months or less, recognizing those lease payments on a straight-line basis over the lease term. At August 1, 2026, the Company had no short-term leases.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization, included in each relevant expense caption. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03, as clarified by ASU 2025-01, will be effective for the Company's annual financial statements beginning in fiscal 2027 and interim periods beginning in fiscal 2028. The Company is currently evaluating the impact of this accounting standard on its financial statement presentation and related disclosures.

There were no other new accounting pronouncements, issued or effective during the first six months of fiscal 2026, which had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.1 million and $3.1 million at August 1, 2026 and January 31, 2026, respectively.

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

The loyalty accrual, net of breakage, was $0.5 million at August 1, 2026 and $0.4 million at January 31, 2026.

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

	For the Three Months Ended				For the Six Months Ended
(in thousands)	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
Store sales	$80,565	72.2%	$83,695	72.5%	$155,234	72.2%	$160,166	72.5%
Direct sales	30,991	27.8%	31,810	27.5%	59,657	27.8%	60,872	27.5%
Total sales	$111,556		$115,505		$214,891		$221,038

3. Debt

Credit Agreement with Citizens Bank, N.A.

The Company has a revolving credit agreement with Citizens Bank, N.A., which was most recently amended in the third quarter of fiscal 2025 (as amended, the “Credit Facility”). The Credit Facility, which expires August 13, 2030, provides a revolving commitment of $100.0 million.

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

At August 1, 2026, the Company had no borrowings outstanding under the Credit Facility and unused availability was $61.7 million. The Company had no borrowings during the first six months of fiscal 2026, resulting in an average unused excess availability of approximately $64.7 million. Outstanding standby letters of credit were $3.7 million at August 1, 2026. At August 1, 2026, the Company’s prime-based interest rate was 7.00%.

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

ASC 842 requires the assessment of any lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied. Lease modification accounting requires the recalculation of the ROU asset, lease liability and lease expense over the respective lease term. As of August 1, 2026, the Company’s operating leases liabilities represent the present value of the remaining future minimum lease payments updated based on concessions and lease modifications.

Lease costs related to store locations are included in cost of goods sold, including occupancy costs on the Consolidated Statements of Operations, and expenses and lease costs related to the corporate headquarters and equipment leases are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the Company’s components of net lease cost for the three and six months ended August 1, 2026 and August 2, 2025, respectively:

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
(in thousands)
Operating lease cost (1)	$13,417	$13,277	$26,780	$26,258
Variable lease costs (2)	3,728	3,878	7,577	7,503
Total lease costs	$17,145	$17,155	$34,357	$33,761

(1)
In March 2026, the landlord for one of the Company's store locations exercised their right to terminate the lease agreement. As consideration for the landlord's right to terminate prior to the end of the lease term, the landlord paid the Company a termination fee of $1.4 million, which was recognized as a gain in accordance with ASC 842 and not included in the above operating lease cost for the first six months of fiscal 2026. The gain from the early termination of the lease was recognized as an offset to cost of goods sold, including occupancy costs, on the Consolidated Statements of Operations for the first six months of fiscal 2026.
(2)
Variable lease costs include the cost of property taxes, insurance and common area maintenance fees related to leases.

Supplemental cash flow and balance sheet information related to leases as of and for the six months ended August 1, 2026 and August 2, 2025 was as follows:

(dollars in thousands)	For the Six Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	August 1, 2026	August 2, 2025
Operating cash flows for operating leases (1)	$28,273	$27,747
Non-cash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$16,866	$53,413

	As of
	August 1, 2026	August 2, 2025
Weighted average remaining lease term	5.5 years	5.9 years
Weighted average discount rate	6.57%	6.50%

(1)
The cash paid for the first six months of fiscal 2026 and fiscal 2025 included prepaid rent of $4.7 million and $4.6 million, respectively. The cash paid for the first six months of fiscal 2026 does not include the cash received of $1.4 million for the early lease termination, as discussed above.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of August 1, 2026:

(in thousands)
2026 (remaining)	$22,183
2027	52,365
2028	46,679
2029	38,696
2030	30,602
Thereafter	58,500
Total minimum lease payments	$249,025
Less: amount of lease payments representing interest	42,222
Present value of future minimum lease payments	$206,803
Less: current obligations under leases	36,663
Long-term lease obligations	$170,140

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

At August 1, 2026, the Company had two LTIPs with active performance periods: the 2024-2026 LTIP and the 2025-2027 LTIP. While the performance period under the 2023-2025 LTIP was completed at the end of fiscal 2025, the remaining tranche of the time-based awards will not vest until April 1, 2027. The time-based awards under each LTIP were granted in a combination of 50% RSUs and 50% cash.

Performance targets for the 2024-2026 LTIP and the 2025-2027 LTIP were established and approved by the Compensation Committee with an effective date of April 1, 2024, and April 1, 2025, respectively. The performance period for each LTIP is three years. Awards for any achievement of performance targets will not be granted until the performance targets are achieved and then will be subject to an additional service requirement through August 31, 2027 and August 31, 2028, respectively. If the Company completes the Merger, as discussed in Note 12, Agreement and Plan of Merger, the performance-based awards would be cancelled and a payout equal to actual achievement, pro-rated through the date of closing, would be made to eligible participants.

The time-based awards under the 2024-2026 LTIP and the 2025-2027 LTIP vest in four equal installments through April 1, 2028 and April 1, 2029, respectively. Assuming that the Company achieves the performance targets at target levels and all time-based awards vest, the compensation expense associated with the 2024-2026 LTIP and 2025-2027 LTIP at August 1, 2026 is estimated to be approximately $3.7 million and $3.6 million, respectively. Approximately half of the compensation expense for each LTIP relates to the time-based awards and is being expensed straight-line over 49 months.

At August 1, 2026, there was no accrual for performance-based awards under either LTIP.

6. Stock-Based Compensation

The Company has one active stock-based compensation plan: the Second Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”). A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At August 1, 2026, 21,270,538 shares were authorized under the 2016 Plan, of which 3,279,712 shares remained available for grant.

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

The following tables summarize the share activity and stock option activity for the first six months of fiscal 2026:

	RSUs (1)	Deferred Shares (2)	Performance Share Units (3)	Fully-Vested Shares (4)	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Shares
Outstanding non-vested shares at beginning of year	1,245,002	589,357	573,000	—	2,407,359	$2.56
Shares granted	—	111,447	—	311,280	422,727	$0.65
Shares vested and/or issued	(406,963)	—	—	(311,280)	(718,243)	$1.89
Shares expired	—	—	—	—	—	—
Shares forfeited	(7,574)	—	—	—	(7,574)	$1.80
Outstanding non-vested shares at end of quarter	830,465	700,804	573,000	—	2,104,269	$2.41
Vested and expected to vest at end of year	830,465	700,804	—	—	1,531,269	$1.74

(1)
As a result of net share settlements, of the 406,963 RSUs that vested, 293,100 shares of common stock were issued.
(2)
The 111,447 shares of deferred stock, with a fair value of $72,499, represent director compensation in lieu of cash in accordance with the director's irrevocable election. The shares of deferred stock will be issued upon the earlier of the director's separation from service or a change in control.
(3)
On August 11, 2023, the Company granted 573,000 performance stock units (“PSUs”) in connection with the extension of Mr. Kanter's employment agreement. The award consisted of nine tranches, with the first tranche vesting if and when the 30-day volume-weighted closing price of the Company's common stock was equal to or greater than $6.50 per share. Each subsequent tranche would vest upon achievement of the 30-day volume-weighted closing price of the Company's common stock in $0.25 increments with the ninth tranche vesting when such price was equal to or greater than $8.50 per share. On August 11, 2026, all 573,000 PSUs expired, unvested.
(4)
Represented compensation, with a fair value of $202,496, to certain directors, who are required to receive shares in lieu of cash, in order to satisfy their minimum equity ownership under the Non-Employee Director Compensation Plan. Voluntary shares received, in lieu of cash, are reported below under Non-Employee Director Compensation Plan.

	Number of Shares	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Stock Options
Outstanding options at beginning of year	2,961,292	$0.64	—	$263
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options forfeited	—	—	—	—
Outstanding options at end of quarter	2,961,292	$0.64	4.1 years	$56
Options exercisable at end of quarter	2,961,292	$0.64	4.1 years	$56

Non-Employee Director Compensation Plan

The Company granted 12,297 shares of common stock, with a fair value of approximately $8,000, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2026. These shares are in addition to any shares that may be granted under the 2016 Plan related to the requirement to receive equity if a director has not yet satisfied his or her minimum equity ownership requirement under the Non-Employee Director Compensation Plan.

Stock Compensation Expense

Total stock-based compensation expense, net of any reversal of stock compensation expense associated with forfeitures, was $0.1 million and $0.7 million for the first six months of fiscal 2026 and fiscal 2025, respectively. The total compensation cost related to awards not yet recognized as of August 1, 2026 was approximately $1.1 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 26 months.

7. Equity and Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	55,271	53,816	55,094	53,708
Common stock equivalents – stock options and deferred stock (1)	1,025	—	—	—
Diluted weighted average common shares outstanding	56,296	53,816	55,094	53,708

(1)
Common stock equivalents of 2.2 million for the second quarter of fiscal 2025 and 0.9 million and 2.4 million for the first six months of fiscal 2026 and fiscal 2025, respectively, were excluded from the determination of diluted weighted average common shares outstanding due to the net loss reported in each period.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with stock options and restricted stock units had an anti-dilutive effect.

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
(in thousands, except exercise prices)
Stock options	1,113	51	1,288	51
Restricted stock units	830	1,265	830	444
Range of exercise prices of such options	$0.69 - $6.59	$1.85 - $6.59	$0.64 - $6.59	$1.85 - $6.59

The above options, which were outstanding at August 1, 2026, expire from September 11, 2026 to February 20, 2033.

Excluded from the computation of basic and diluted earnings per share for all periods were 573,000 PSUs. On August 11, 2026, subsequent to the end of the second quarter of fiscal 2026, all 573,000 PSUs expired. In addition, 700,804 shares and 524,309 shares of deferred stock at August 1, 2026 and August 2, 2025, respectively, were excluded from the computation of basic earnings per share. Shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

8. Income Taxes

The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

The Company’s deferred tax assets primarily relate to federal and state net operating loss carryforwards. Realization of these assets depends on the generation of future taxable income. During the fourth quarter of fiscal 2025, the Company recorded a full valuation reserve against its net deferred assets. While the Company believed that profitability would return over the long term, the Company was forecasting operating losses in the near term. At August 1, 2026, management continues to conclude that the negative evidence outweighs available positive evidence regarding realizability of its deferred tax assets and that the full valuation allowance should remain against its net deferred tax assets.

For the first six months of fiscal 2026, the Company’s effective tax rate was (0.8)% as compared to an effective tax rate of 4.6% for the first six months of fiscal 2025. Because of the full valuation allowance against the net deferred tax assets, the effective tax rate for the first six months of fiscal 2026 primarily reflects a provision for state margin tax, based on gross receipts less certain deductions. The effective tax rate for the first six months of fiscal 2025 reflected the impact of permanent book-to-tax differences and discrete items.

9. Fair Value Measurement

At August 1, 2026 and January 31, 2026, the Company held U.S. treasury bills, which were classified as held-to-maturity and carried at amortized cost.

		Fair Value
(in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At August 1, 2026:
Short-term investments	3,087	3,077	—	—

At January 31, 2026:
Cash and cash equivalents:	11,052	11,056	—	—
Short-term investments	5,029	5,039	—	—

10. Tariffs

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed by the current administration under the International Emergency Economic Powers Act were unlawful. Following this ruling, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to establish a process for the submission and review of refund claims related to affected tariffs.

In April 2026, CBP launched an online portal through which companies may submit refund requests. During the second quarter of fiscal 2026, the Company received refunds totaling approximately $4.6 million related to tariffs previously paid. The $4.6 million was recognized as a reduction in cost of goods sold for the three and six months ended August 1, 2026.

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

11. Segment Disclosures

The Company sells clothing, footwear and accessories to big + tall men through its stores and direct business, which includes its website, mobile app and certain marketplaces. The Company has identified its stores and its direct business as two separate operating segments. Through the end of the second quarter of fiscal 2026, resources were allocated and performance was assessed by our former

President and Chief Executive Officer, who was with the Company until August 11, 2026 and whom we had determined to be our Chief Operating Decision Maker (the “CODM”).

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

The following table is a summary of our segment disclosures and a reconciliation of 4-wall contribution to net income (loss):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
(in thousands)
Sales	$111,556	$115,505	$214,891	$221,038
Cost of goods sold	(40,522)	(45,841)	(81,960)	(87,115)
Occupancy costs	(17,624)	(17,481)	(33,769)	(34,158)

Store payroll and benefits	(14,169)	(14,175)	(27,871)	(27,824)
Other selling expenses	(6,820)	(6,581)	(13,389)	(13,144)
4-wall contribution	32,421	31,427	57,902	58,797

Advertising	(6,796)	(7,047)	(13,519)	(13,465)
Corporate G&A	(11,162)	(12,377)	(23,766)	(25,858)
Distributing and supporting G&A	(6,785)	(7,326)	(13,669)	(14,595)
Transaction-related costs	(1,766)	(98)	(3,007)	(161)
Depreciation and amortization	(3,974)	(3,876)	(7,942)	(7,512)
Interest income, net	78	200	140	484
Income (loss) before provision (benefit) for income taxes	$2,016	$903	$(3,861)	$(2,310)
Provision (benefit) for income taxes	(33)	1,168	29	(106)
Net income (loss)	$2,049	$(265)	$(3,890)	$(2,204)

The CODM does not receive information about assets at the segment level because the Company's assets are managed at a consolidated level by department as opposed to by segment.

12. Agreement and Plan of Merger

On December 11, 2025, the Company, Divine Merger Sub I, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and FBB Holdings I, Inc., a Delaware corporation (“FBB” or “FullBeauty”), entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”). The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub would merge with and into FullBeauty, with FullBeauty being the surviving corporation as a wholly owned subsidiary of the Company (the “Merger”). On August 19, 2026, the Company, Merger Sub and FullBeauty amended the Merger Agreement to extend the end date from September 11, 2026 to October 30, 2026.

If the Merger is consummated, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of FBB (“FBB Common Stock”) would be converted into the right to receive that number of fully paid and nonassessable shares of the common stock, par value $0.01 per share, of the Company (the “DXL Common Stock”) equal to the Exchange Ratio, as defined in the Merger Agreement. A holder of FBB Common Stock who would otherwise be entitled to receive a fraction of a share of DXL Common Stock would have such fractional share rounded up to one whole share of DXL Common Stock. If the Merger is consummated, holders of FBB Common Stock would own 55% of the combined company and holders of DXL Common Stock would own 45% of the combined company.

The Company filed an Amendment No. 1 to Preliminary Proxy Statement (as amended, the “Preliminary Proxy Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) on September 2, 2026. Upon clearance from the SEC, the Company intends to file a definitive proxy statement, which will be distributed to its stockholders in connection with their vote on the proposal to approve the issuance of shares of the Company’s common stock as consideration in the Merger (the “Issuance Proposal”). As described more fully in the Preliminary Proxy Statement, the Company’s Board of Directors (the “Board”) has continued to evaluate the Merger, including in light of developments since the execution of the Merger Agreement. As part of that evaluation, the Board has considered, among other things, (i) the increasingly challenging consumer environment since the execution of the Merger Agreement in December 2025, (ii) FullBeauty’s continuing decline in operating performance and financial results, including lower-than-expected net sales, net income (loss), adjusted EBITDA and cash flow from operations as compared to both prior-year performance and prior projections (and the corresponding heightened risk that FullBeauty will not achieve its projections for the current fiscal year), (iii) FullBeauty’s increased level of indebtedness, (iv) concerns regarding FullBeauty’s potential negative equity value, and (v) the substantial economic dilution that DXL stockholders would experience if the Merger were consummated on its current terms. Based on this evaluation, including these considerations, the Board has determined that the Merger and the transactions contemplated by the Merger Agreement, including the Issuance Proposal, are no longer advisable and are not in the best interests of the Company and its stockholders. Accordingly, the Board recommends that its stockholders vote “against” the Issuance Proposal that will be included in the definitive proxy statement, when it becomes available.

Under the terms of the Merger Agreement, this change in recommendation by the Board does not permit the Company to terminate the Merger Agreement and, accordingly, the Company remains obligated to submit the Issuance Proposal to its stockholders for a vote. By contrast, as a result of the Board's change in recommendation, FullBeauty has the right to terminate the Merger Agreement under specified circumstances, in which case the Company would be required to pay a termination fee of $2.5 million and/or out-of-pocket fees and expense reimbursement of up to $950,000.

Pursuant to the Merger Agreement, if the Merger is not consummated by October 30, 2026, either party could terminate the Merger Agreement without penalty.

Costs incurred in connection with this Merger, primarily related to professional service fees, of $3.0 million and $0.2 million, were included in “Transaction-related costs” on the Consolidated Statements of Operations for the first six months of fiscal 2026 and fiscal 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding the proposed Merger with FullBeauty, including the filing of a definitive proxy statement, the Board's continued evaluation of the proposed transaction, the factors considered by the Board in changing its recommendation with respect to the Issuance Proposal, stockholder voting matters, and the potential consummation of the proposed Merger and related transactions; our belief that our business historically has been seasonal in nature, and that the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year; our expectation that ASU-2023-06 will not have a material impact on our Consolidated Financial Statements or related disclosures because we are currently subject to the reporting requirements of Regulation S-X and Regulation S-K; our belief that profitability will return over the long term, while forecasting operating losses in the near term; our continued conclusion that the negative evidence outweighs available positive evidence regarding realizability of our deferred tax assets and that the full valuation allowance should remain against our net deferred tax assets; our belief that the macro and sector headwinds are influencing the core DXL big + tall consumer and are materially affecting traffic; our belief that our disciplined operating approach and focus on execution will position us to drive improved performance as fiscal 2026 progresses; our belief that our customer is responding positively to the adjustments we are making to our assortment, promotional strategy, and customer experience; our belief in several strategic initiatives designed to strengthen our market leadership in the big + tall sector while enhancing the customer experience across channels; our belief that FiTMAP remains one of the Company’s most important long-term growth drivers; our belief that early results for FiTMAP technology continue to reinforce its value; our belief that personalized fit solutions can drive both customer satisfaction and profitable growth; our belief that AI-powered search and discovery tools may become increasingly important in ecommerce; our belief that the new AI initiatives that were launched will improve product data quality, enrich item-level attributes and strengthen our ability to connect product, pricing and inventory information across AI-enabled platforms; our intention that our AI initiatives will improve discoverability, support future commerce applications and position us to compete effectively as digital shopping journeys become more conversational and agent-driven; our belief that GLP-1 medications and similar weight-loss medications may be influencing customer behavior and category demand; our belief, based on our research, that a meaningful portion of our customer base is currently using GLP-1 medications; our belief that GLP-1 medications provide both a near-term challenge and a long-term opportunity; our belief based on our research that while some customers may pause apparel purchases during periods of rapid size change, we expect many will return once they reach a more stable size profile; our belief that we can strengthen retention, reactivation and lifetime value over time by staying closely aligned with evolving customer needs; our belief that the comparable sales for May reflected lower traffic as consumers remained cautious amid pressure on discretionary spending from inflation, higher energy costs, global conflict and broader economic uncertainty; our belief that the comparable sales for June and July reflected Father’s Day and other promotional activities that helped offset the continued decline in traffic; our belief that the scope, duration, and rates of existing and proposed tariff measures, as well as the potential for modifications, suspensions, or retaliatory trade actions, could impact our operations, supply chain, and cost structure; our belief that it is difficult to determine the potential impact that continuing tariffs may have on our financial results for fiscal 2026; our expectation that the impact of the current administration’s tariffs on gross margin for fiscal 2026, exclusive of refunds realized, will be approximately 100 basis points; our expectation that for fiscal 2026 marketing costs will be approximately 5.8% of sales; our belief that our cash and cash equivalent balances, short-term investments, cash generated from operations, and borrowings available to us under our credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months; our belief that cash flows from operating activities and cash on hand will be sufficient to satisfy our current capital requirements in the short-term; our belief that in the longer term, to the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our credit facility; our belief that our inventory position is healthy, and our clearance levels are in line with our benchmark of 10%; our expectation that capital expenditures for fiscal 2026 will range from $8.0 million to $10.0 million, net of tenant incentives, which is a decrease from our previous estimate of $9.0 million to $12.0 million; our expectation that capital spend for fiscal 2026 to be primarily for technology-related projects to support our business initiatives and projects necessary to maintain our existing store portfolio and distribution center; our belief that inclusion of the non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements; our belief that the comparability of adjusted net income (loss) is useful in comparing the actual results period to period; our belief that free cash flow is important to investors because it demonstrates our ability to strengthen liquidity while supporting our capital projects and new store development; our belief that providing adjusted EBITDA and adjusted EBITDA margin is useful to investors in evaluating our performance and are key metrics to measure profitability and economic productivity; our belief that the resolution of legal proceedings and claims that may arise in the ordinary course of business will not have a material adverse impact on our future results of operations or financial position; our expectation that we will be able to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending. These forward-looking statements generally relate to plans and objectives for future operations and are based on management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes to those statements included elsewhere in this Quarterly Report and our audited Consolidated Financial Statements for the year ended January 31, 2026, included in our Annual Report on Form 10-K for the year ended January 31, 2026, as filed with the Securities and Exchange Commission (“SEC”) on March 19, 2026 (our “Fiscal 2025 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to our filings with the SEC, including Amendment No. 1 to Preliminary Proxy Statement filed on September 2, 2026, that set forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including risks related to the Merger and combining our business with FullBeauty, risks if a Merger is not approved, changes in consumer spending in response to economic factors, the impact of current tariffs, the impact of any further increases in tariffs, our ability to proactively react to the current and further potential changes in tariffs to minimize risk; rising fuel costs, high interest rates; the impact of ongoing worldwide conflicts on the global economy; and our ability to execute on our marketing, digital, store and collaboration strategies, ability to grow our market share, predict customer tastes and fashion trends, compete successfully in the United States men’s big + tall apparel market, and the other risks and uncertainties as set forth in the “Risk Factors” section in Part I, Item 1A of our Fiscal 2025 Annual Report.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big + tall men’s clothing with retail and direct operations in the United States. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL® and Casual Male XL Outlets. At August 1, 2026, we operated 257 Destination XL stores, 17 DXL outlet stores, 5 Casual Male XL retail stores, 14 Casual Male XL outlet stores and a digital business, including an e-commerce site at dxl.com and a mobile site, m.destinationXL.com, mobile app and third-party marketplaces.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years, which end on January 30, 2027 and January 31, 2026 as “fiscal 2026” and “fiscal 2025,” respectively. Both fiscal years are 52-week periods.

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

Update on Merger with FullBeauty

On December 11, 2025, the Company, Divine Merger Sub I, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and FBB Holdings I, Inc., a Delaware corporation (“FBB” or “FullBeauty”), entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”). The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub would merge with and into FullBeauty, with FullBeauty being the surviving corporation as a wholly owned subsidiary of the Company (the “Merger”). On August 19, 2026, the Company, Merger Sub and FullBeauty amended the Merger Agreement to extend the end date from September 11, 2026 to October 30, 2026.

In connection with this Merger, the Company filed the Preliminary Proxy Statement with the SEC on September 2, 2026. Upon clearance from the SEC, the Company intends to file a definitive proxy statement, which will be distributed to its stockholders in connection with their vote on the Issuance Proposal. As described more fully in the Preliminary Proxy Statement, the Board has continued to evaluate the Merger, including in light of developments since the execution of the Merger Agreement. As part of that evaluation, the Board has considered, among other things, (i) the increasingly challenging consumer environment since the execution of the Merger Agreement in December 2025, (ii) FullBeauty’s continuing decline in operating performance and financial results, including lower-than-expected net sales, net income (loss), adjusted EBITDA and cash flow from operations as compared to both prior-year performance and prior projections (and the corresponding heightened risk that FullBeauty will not achieve its projections for the current fiscal year), (iii) FullBeauty’s increased level of indebtedness, (iv) concerns regarding FullBeauty’s potential negative equity value, and (v) the substantial economic dilution that DXL stockholders would experience if the Merger were consummated on its current terms. Based on this evaluation, including these considerations, the Board has determined that the Merger and the transactions contemplated by the Merger Agreement, including the Issuance Proposal, are no longer advisable and are not in the best interests of the Company and its stockholders. Accordingly, the Board recommends that its stockholders vote “against” the Issuance Proposal that will be included in the definitive proxy statement, when it becomes available.

EXECUTIVE SUMMARY

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
(in millions, except percentage of sales and per share data)
Sales	$111.6	$115.5	$214.9	$221.0
Net income (loss) (GAAP)	$2.0	$(0.3)	$(3.9)	$(2.2)
Adjusted net income (loss) (non-GAAP)	$2.8	$0.7	$(0.6)	$(1.6)
Adjusted EBITDA (non-GAAP )(1)	$7.7	$4.7	$6.9	$4.9

Per diluted share:
Net income (loss) (GAAP)	$0.04	$(0.00)	$(0.07)	$(0.04)
Adjusted net income (loss) (non-GAAP)	$0.05	$0.01	$(0.01)	$(0.03)

As a percentage of sales:
Gross margin	47.9%	45.2%	46.1%	45.1%
SG&A expenses (1)	41.0%	41.1%	42.9%	42.9%
Operating margin	1.7%	0.6%	(1.9%)	(1.3%)
Adjusted EBITDA margin (non-GAAP) (1)	6.9%	4.0%	3.2%	2.2%

(1) The amounts and percentages for the second quarter and first six months ended August 2, 2025 reflect the reclassification of certain costs from SG&A expenses to Transaction-related costs for comparability with the amounts and percentages for the second quarter and first six months ended August 1, 2026.

Our results for the second quarter reflect our continued progress against our strategic priorities. While traffic to both stores and digital remains under pressure, we were encouraged by the sequential improvement in comparable sales during the second quarter. Comparable sales were down 5.7% in May, down 2.8% in June and improved to down 1.9% in July. We believe macro and sector headwinds are influencing the core DXL big + tall consumer and are materially affecting traffic, but we believe our customer is responding positively to the adjustments we are making to our merchandise assortment, promotional strategy, and customer experience. We remain confident that our disciplined operating approach and focus on execution will position us to drive improved performance as the year progresses.

We continued to maintain a solid financial position, successfully managing our liquidity. As of August 1, 2026, we had cash and investments of $20.1 million as compared to $33.5 million as of August 2, 2025, with no outstanding debt in either period. The decrease in cash and investments at August 1, 2026 as compared to August 2, 2025 is primarily due to the capital spent over the past 12 months of approximately $13.9 million. We did not have any borrowings under our credit facility and, as of August 1, 2026, the availability under our credit facility was $61.7 million. Our inventory is down 4.3% at August 1, 2026 as compared to August 2, 2025 and our clearance inventory is below our benchmark of 10%.

Strategic Priorities:

We continue to advance several strategic initiatives designed to strengthen our market leadership in the big + tall sector while enhancing the customer experience across channels.

FiTMAP®

We have exclusive rights to our fit technology platform until 2030. FiTMAP® remains one of the Company’s most important long-term growth drivers. This FiTMAP technology is currently available in 188 stores. Since launch, over 150,000 customers have engaged with the platform, and early results continue to reinforce its value. Customers who use FiTMAP have demonstrated stronger conversion, higher average order values, greater purchase frequency and lower return rates, underscoring the role personalized fit can play in driving both customer satisfaction and profitable growth.

Leverage AI

We are sharpening our focus on artificial intelligence (“AI”) as consumer shopping behavior evolves. As the Company believes AI-powered search and discovery tools may become increasingly important in ecommerce, the Company is investing to ensure that its products and content are more visible, relevant and accessible in these emerging environments. We have launched new AI initiatives to improve product data quality, enrich item-level attributes and strengthen our ability to connect product, pricing and inventory information across AI-enabled platforms. These efforts are intended to improve discoverability, support future commerce applications and position the Company to compete effectively as digital shopping journeys become more conversational and agent-driven.

GLP-1 Medications and Similar Weight-Loss Medications

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

RESULTS OF OPERATIONS

Sales

The following table presents sales by segment for the three months ended August 1, 2026 and August 2, 2025:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
Store sales	$80,565	72.2%	$83,695	72.5%	$155,234	72.2%	$160,166	72.5%
Direct sales	30,991	27.8%	31,810	27.5%	59,657	27.8%	60,872	27.5%
Total sales	$111,556		$115,505		$214,891		$221,038

Total sales for the second quarter of fiscal 2026 were $111.6 million, as compared to $115.5 million in the second quarter of fiscal 2025. The decrease in total sales was primarily attributable to a decrease in comparable sales for the second quarter of 3.5%, partially offset by an increase in non-comparable store sales. Comparable sales decreased 5.7% in May, reflecting lower traffic as consumers remained cautious amid pressure on discretionary spending from inflation, higher energy costs, global conflict and broader economic uncertainty. Comparable sales improved sequentially to a decrease of 2.8% in June and a decrease of 1.9% in July, supported by Father's Day and other promotional activity that helped offset the continued decline in traffic, while consumer confidence still remains pressured. We also continue to believe GLP-1 medications and similar weight-loss medications are contributing to structural changes in customer demand within the big + tall category.

The comparable sales decrease of 3.5% for the second quarter consisted of a comparable sales decrease of 4.3% from stores and a comparable sales decrease of 1.6% from our direct business. A decrease in traffic continued to be the primary driver, particularly in stores, partially offset by improvements in conversion and dollars per transaction. The direct business performed stronger than stores as we have seen positive results from our paid search, paid social and program marketing efforts. Contributing to this improvement were strong sales of clearance and promotional merchandise on the website.

For the first six months of fiscal 2026, total sales of $214.9 million decreased 2.8% as compared to total sales of $221.0 million for the first six months of fiscal 2025. The decrease was primarily driven by a decrease in comparable sales of 3.6%, with stores down 4.4% and our direct business down 1.6%.

Gross Margin Rate

For the second quarter of fiscal 2026, our gross margin rate, inclusive of occupancy costs, was 47.9% as compared to a gross margin rate of 45.2% for the second quarter of fiscal 2025.

Our gross margin rate for the second quarter increased by 270 basis points, driven by an increase of 340 basis points in merchandise margin, partially offset by a 70 basis point increase in occupancy costs. The increase in merchandise margin as compared to the second quarter of fiscal 2025 is primarily due to a refund of $4.6 million, or 410 basis points, received in the second quarter of fiscal 2026 for tariffs previously paid. This benefit was partially offset by increased shipping costs as a result of fuel surcharges and increased markdown activity associated with clearance sales.

The 70 basis point increase in occupancy costs for the second quarter, as a percent of sales, was primarily due to the deleveraging of sales. On a dollar basis, occupancy costs increased $0.1 million as compared to the second quarter of fiscal 2025.

For the first six months of fiscal 2026, our gross margin rate, inclusive of occupancy costs, was 46.1% as compared to a gross margin rate of 45.1% for the first six months of fiscal 2025. The increase of 100 basis points was driven by an increase of 130 basis points in merchandise margin, partially offset by a 30 basis point increase in occupancy costs. The increase in merchandise margin as compared to the first six months of fiscal 2025 was primarily due to the refund for tariffs of $4.6 million, or 210 basis points. Similar to the second quarter, this benefit was partially offset by increased shipping costs and increased markdown activity.

The increase in occupancy costs of 30 basis points for the first six months of fiscal 2026, as a percentage of sales, was primarily due to the deleveraging of sales. On a dollar basis, occupancy costs decreased $0.4 million, primarily due to $1.4 million received from a landlord as a result of an early lease termination, partially offset by increased rents from lease extensions and new stores.

Given the volatility that currently exists around trade discussions, it is difficult to determine the potential impact that continuing tariffs may have on our financial results for fiscal 2026. However, if currently enacted rates remain in effect throughout fiscal 2026, and no additional tariffs, including those under U.S. trade laws, are added, we estimate that the impact of the current administration’s tariffs on gross margin for fiscal 2026, exclusive of refunds realized, will be approximately 100 basis points.

Selling, General and Administrative Expenses

As a percentage of sales, selling, general and administrative (“SG&A”) expenses for the second quarter of fiscal 2026 were 41.0% as compared to 41.1% for the second quarter of fiscal 2025. For the first six months of fiscal 2026, SG&A expenses, as a percentage of sales, were 42.9% as compared to 42.9% for the first six months of fiscal 2025.

On a dollar basis, SG&A expenses decreased by $1.8 million for the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025. For the first six months of fiscal 2026, SG&A expenses decreased $2.7 million as compared to the first six months of fiscal 2025. The decrease for both periods was primarily due to a decrease in incentive-based compensation, including the reversal of expense associated with forfeited awards, and favorable healthcare costs.

Marketing costs were 6.1% of sales for the second quarter of fiscal 2026 and fiscal 2025. For the first six months of fiscal 2026, marketing costs were 6.3% of sales as compared to 6.1% of sales for the first six months of fiscal 2025. For fiscal 2026, marketing costs are expected to be approximately 5.8% of sales.

Management views SG&A expenses through two primary cost centers: Customer Facing Costs and Corporate Support Costs. Customer Facing Costs, which include store payroll, marketing and other store and direct operating costs, represented 25.5% of sales for the first six months of fiscal 2026 as compared to 24.6% of sales for the first six months of fiscal 2025. Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 17.4% of sales for the first six months of fiscal 2026 as compared to 18.3% of sales for the first six months of fiscal 2025.

Transaction-Related Costs

Transaction-related costs for the second quarter and first six months of fiscal 2026 were $1.8 million and $3.0 million, respectively, as compared to $0.1 million and $0.2 million for the second quarter and first six months of fiscal 2025, respectively. Transaction-related costs primarily related to fees paid for professional services in connection with costs related to the Merger.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2026 increased to $4.0 million as compared to $3.9 million for the second quarter of fiscal 2025. For the first six months of fiscal 2026, depreciation and amortization was $7.9 million as compared to $7.5 million for the first six months of fiscal 2025. The increase in depreciation and amortization in fiscal 2026 is due to capital projects, including new stores, completed in fiscal 2025.

Interest Income, Net

Net interest income for the second quarter of fiscal 2026 was $0.1 million, as compared to $0.2 million for the second quarter of fiscal 2025. For the first six months of fiscal 2026, net interest income was $0.1 million, as compared to $0.5 million for the first six months of fiscal 2025. The decrease in interest income for the second quarter and first six months of fiscal 2026 was primarily due to the decrease in the average balance of investments as compared to the second quarter and first six months of fiscal 2025.

For all periods, interest income was earned from investments in U.S. government-backed investments and money market accounts. Interest costs for all periods were minimal because we had no outstanding debt and no borrowings under our credit facility.

Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.

The Company’s effective tax rate was (1.6)% and 129.3%, respectively, for the second quarter of fiscal 2026 and fiscal 2025, and (0.8)% and 4.6%, respectively, for the first six months of fiscal 2026 and fiscal 2025. In the fourth quarter of fiscal 2025, a full valuation allowance was established against the net deferred tax assets. As a result, the effective tax rate for the second quarter and first six months of fiscal 2026 primarily reflected a provision for state margin tax, based on gross receipts less certain deductions. The effective tax rate for the second quarter and first six months of fiscal 2025 reflected the impact of permanent book-to-tax differences and discrete items.

Net Income (Loss)

For the second quarter of fiscal 2026, we recorded net income of $2.0 million, or $0.04 per diluted share, as compared to a net loss of $(0.3) million, or $0.00 per diluted share, for the second quarter of fiscal 2025. The increase in earnings for the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 was driven primarily by the tariff refund and lower incentive-based accruals, partially offset by a decrease in sales and an increase in transaction-related expenses.

The net loss for the first six months of fiscal 2026 was $(3.9) million, or $(0.07) per diluted share, as compared to a net loss for the first six months of fiscal 2025 of $(2.2) million, or $(0.04) per diluted share. The decrease in earnings for the first six months of fiscal 2026 as compared to the first six months of fiscal 2025, was primarily due to the decrease in sales and an increase in transaction-related costs of $2.8 million, partially offset by the tariff refund and the lower incentive-based accruals.

We have fully reserved against our deferred tax assets and, therefore, the results for the second quarter and the first six months of fiscal 2026 are not reflective of earnings assuming a normal tax position for the Company. On a non-GAAP basis, adjusting for a normal tax rate of 26% and the add back of transaction-related costs, adjusted net income for the second quarter of fiscal 2026 was $0.05 per diluted share as compared to adjusted net income for the second quarter of fiscal 2025 of $0.01 per diluted share. For the first six months of fiscal 2026, adjusted net loss was $(0.01) per diluted share, as compared to an adjusted net loss of $(0.03) per diluted share, for the first six months of fiscal 2025.

Inventory

As of August 1, 2026, our inventory decreased by $3.4 million to $75.5 million, as compared to $78.9 million at August 2, 2025. We continue to take proactive measures to manage our inventory and adjust our receipt plan given the ongoing macroeconomic factors affecting consumer spending. At August 1, 2026, our clearance inventory was 9.8% of our total inventory, as compared to 10.2% at August 2, 2025. We believe that our inventory position is healthy and our clearance levels are in line with our benchmark of 10%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations and availability under our credit facility, which is discussed below. At August 1, 2026, we had no outstanding debt, including no borrowings under our credit facility during the first six months of fiscal 2026. Cash that is in excess of our forecasted needs may be invested in money market accounts and U.S. government-backed securities.

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

For the first six months of fiscal 2026, cash flow from operations was $(2.8) million as compared to $(2.1) million for the first six months of fiscal 2025. The slight decrease in cash flow from operations was primarily due to the decrease in earnings partially offset by the timing of other working capital.

Free cash flow, before capital expenditures for store development, a non-GAAP measure, was $(8.3) million for the first six months of fiscal 2026 as compared to $(7.6) million for the first six months of fiscal 2025. Free cash flow, a non-GAAP measure, was $(8.7) million for the first six months of fiscal 2026 as compared to $(14.2) million for the first six months of fiscal 2025. This improvement reflects a decrease in capital expenditures for new store openings of $6.2 million.

	For the Six Months Ended
(in millions)	August 1, 2026	August 2, 2025
Cash flow from operating activities (GAAP basis)	$(2.8)	$(2.1)
Capital expenditures, excluding store development	(5.6)	(5.5)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(8.3)	$(7.6)
Capital expenditures for store development	(0.4)	(6.6)
Free Cash Flow (non-GAAP basis)	$(8.7)	$(14.2)

Cash flow used for investing activities was $(4.0) million as compared to cash flow provided by investing activities of $4.4 million for the first six months of fiscal 2025. The decrease in cash flow from investing activities of $(8.4) million was primarily due to a decrease in proceeds from short-term investments partially offset by a decrease in capital expenditures in fiscal 2026 as compared to fiscal 2025.

Credit Facility

We have a revolving credit agreement with Citizens Bank, N.A., which was most recently amended in the third quarter of fiscal 2025 (as amended, the “Credit Facility”). The Credit Facility, which expires August 13, 2030, provides a revolving commitment of $100.0 million, a sublimit for swing-line loans of $10.0 million and a sublimit of $20.0 million for commercial and standby letters of credit.

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

We had no outstanding borrowings under the Credit Facility at August 1, 2026 and no borrowings during the first six months of fiscal 2026. At August 1, 2026, outstanding standby letters of credit were $3.7 million. The average unused excess availability during the first six months of fiscal 2026 was approximately $64.7 million and the unused excess availability at August 1, 2026 was $61.7 million, as compared to $70.1 million as of August 2, 2025.

Capital Expenditures

The following table sets forth the open stores and related square footage at August 1, 2026 and August 2, 2025, respectively:

	August 1, 2026		August 2, 2025
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	257	1,843	257	1,847
DXL Outlets	17	86	16	82
Casual Male XL Retail	5	15	4	12
Casual Male Outlets	14	41	17	50
Total Stores	293	1,985	294	1,991

During the first six months of fiscal 2026, we closed one DXL retail store and one Casual Male XL outlet store. We expect our capital expenditures for fiscal 2026 to range from $8.0 million to $10.0 million, net of tenant incentives, a decrease from our previous estimate of $9.0 million to $12.0 million. We expect that our capital spend for fiscal 2026 to be primarily for technology-related projects to support our business initiatives and projects necessary to maintain our existing store portfolio and distribution center.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2025 Annual Report. See Note 1, Basis of Presentation to the Consolidated Financial Statements included in this Quarterly Report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Adjusted net income (loss), adjusted net income (loss) per diluted share, free cash flow, free cash flow before capital expenditures for store development, adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures. These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income (loss), net income (loss) per diluted share or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements.

Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Diluted Share

Adjusted net income (loss) and adjusted net income (loss) per diluted share reflect an adjustment assuming a normal tax rate of 26% and the add back of transaction-related costs. We have fully reserved against our net deferred tax assets and, therefore, the net income (loss) for the second quarter and first six months of fiscal 2026 is not reflective of earnings assuming a “normal” tax position. Adjusted net income (loss) provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%. The estimated normal tax rate of 26% includes a blended state income tax rate. The Company believes that this comparability is useful in comparing the actual results period to period. Adjusted net income (loss) per diluted share is then calculated by dividing the adjusted net income (loss) by the weighted average shares outstanding for the respective period, on a diluted basis. The following table is a reconciliation of net income (loss) on a GAAP basis to adjusted net income (loss), on a non-GAAP basis, for each period:

	For the Three Months Ended				For the Six Months Ended
	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss) (GAAP)	$2,049	$0.04	$(265)	$(0.00)	$(3,890)	$(0.07)	$(2,204)	$(0.04)
Add back:
Transaction-related costs	1,766		98		3,007		161
Actual provision (benefit) for income taxes	(33)		1,168		29		(106)
	$3,782		$1,001		$(854)		$(2,149)
Income tax provision (benefit), assuming a normalized tax rate of 26%	983		260		(222)		(559)
Adjusted net income (loss) (non-GAAP)	$2,799	$0.05	$741	$0.01	$(632)	$(0.01)	$(1,590)	$(0.03)

Weighted average number of common
shares outstanding on a diluted basis		56,296		53,816		55,094		53,708

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures. We define free cash flow before capital expenditures for store development as cash flow from operations less all capital expenditures except capital expenditures for store development. Capital expenditures for store development includes capital expenditures for new stores, conversions of Casual Male XL stores to DXL and remodels. Capital expenditures related to store relocations and maintenance are not included in store development. Free cash flow excludes the mandatory and discretionary repayment of debt. Free cash flow is a metric that management uses to monitor liquidity. Management believes this metric is important to investors because it demonstrates the

Company's ability to strengthen liquidity while supporting its capital projects and new store development. We expect to fund our ongoing capital expenditures with cash on hand and cash flow from operations.

The following table reconciles free cash flow:

	For the Six Months Ended
(in millions)	August 1, 2026	August 2, 2025
Cash flow from operating activities (GAAP basis)	$(2.8)	$(2.1)
Capital expenditures, excluding store development	(5.6)	(5.5)
Free Cash Flow before capital expenditures for store development (non-GAAP basis)	$(8.3)	$(7.6)
Capital expenditures for store development	(0.4)	(6.6)
Free Cash Flow (non-GAAP basis)	$(8.7)	$(14.2)

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation and amortization and adding back transaction-related expenses. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Sales. We believe that providing adjusted EBITDA and adjusted EBITDA margin is useful to investors in evaluating our performance and are key metrics to measure profitability and economic productivity. The following table reconciles adjusted EBITDA from net income (loss) and calculates adjusted EBITDA margin:

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
(in millions)
Net income (loss) (GAAP)	$2.0	$(0.3)	$(3.9)	$(2.2)
Add back:
Transaction-related expenses	1.8	0.1	3.0	0.2
Provision (benefit) for income taxes	(0.0)	1.2	0.0	(0.1)
Interest income, net	(0.1)	(0.2)	(0.1)	(0.5)
Depreciation and amortization	4.0	3.9	7.9	7.5
Adjusted EBITDA (non-GAAP)	$7.7	$4.7	$6.9	$4.9

Sales	$111.6	$115.5	$214.9	$221.0
Adjusted EBITDA margin (non-GAAP), as a percentage of sales	6.9%	4.0%	3.2%	2.2%

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

There have not been any material changes to our market risk exposure from interest rates previously disclosed in Part II, Item 7A of our Fiscal 2025 Annual Report

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer/Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 1, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not experienced any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 1, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended August 1, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits.

10.1

Offer of Employment Letter between CMRG Apparel, LLC, a subsidiary of the Company, and Lionel F. Conacher, dated August 5, 2026 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2026, and incorporated herein by reference).

10.2

Employment Agreement between CMRG Apparel LLC, a subsidiary of the Company and James E. Olsson, dated September 2, 2026 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 2, 2026, and incorporated herein by reference).

31.1	Certification of the Interim Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: September 9, 2026	By:	/s/ John F. Cooney
John F. Cooney
Senior Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)